Form 10-Q
period 2014-09-30
OM Asset Management plc
filed 2014-11-24
CIK 1611702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36683

OM Asset Management plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1179929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5th Floor, Millennium Bridge House 2 Lambeth Hill London, United Kingdom	EC4V 4GG
(Address of principal executive offices)	(Zip Code)

+44-20-7002-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of November 21, 2014 was 120,000,000.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OM Asset Management plc

Condensed Consolidated Balance Sheets

(in millions, unaudited)

	September 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$183.8	$194.2
Investment advisory fees receivable	135.1	154.9
Property and equipment, net	23.3	24.1
Investments (includes balances reported at fair value of $100.4 and $95.2)	156.3	148.1
Acquired intangibles, net	1.1	1.2
Goodwill	126.5	117.8
Other assets	41.7	24.8
Note receivable due from related party	—	32.2
Deferred tax assets	279.9	294.2
Assets of consolidated Funds:
Cash and cash equivalents	94.5	88.0
Restricted cash in Timber Funds	2,487.7	2,557.0
Investments, at fair value	60.6	406.2
Timber assets	4,089.5	4,422.1
Other assets	87.3	87.0
Total assets	$7,767.3	$8,551.8
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$39.5	$43.9
Accrued incentive compensation	107.8	128.7
Interest payable to related parties	—	14.6
Other amounts due to related parties	334.4	1.0
Long-term compensation liabilities	260.0	216.6
Accrued income taxes	2.4	6.7
Notes payable to related parties	212.0	1,040.7
Third party borrowings	—	2.5
Other liabilities	4.7	6.4
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	52.2	33.5
Long term debt	3,784.9	3,783.1
Related party debt	338.7	604.7
Securities sold, not yet purchased, at fair value	16.4	24.6
Other liabilities	59.2	108.9
Total liabilities	5,212.2	6,015.9

Commitments and contingencies

Redeemable non-controlling interests in consolidated Funds	60.4	403.3
Equity:
Ordinary shares	0.1	—
Parent equity (deficit)	(15.3)	(449.8)
Other comprehensive income	6.1	3.0
Non-controlling interests	—	0.1
Non-controlling interests in consolidated Funds	2,503.8	2,579.3
Total equity and redeemable non-controlling interest in consolidated Funds	2,555.1	2,535.9
Total liabilities and equity	$7,767.3	$8,551.8

OM Asset Management plc

Condensed Consolidated Statements of Operations

 (in millions except for per share data, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Management fees	$147.4	$114.3	$422.8	$347.6
Performance fees	2.9	2.5	5.3	10.8
Other revenue	1.2	0.2	1.5	1.4
Consolidated Funds’ revenue:
Revenue from timber	100.9	86.8	340.3	296.6
Other revenue	7.6	5.9	19.9	23.9
Total revenue	260.0	209.7	789.8	680.3
Operating expenses:
Compensation and benefits	128.7	82.9	310.0	248.8
General and administrative expense	21.7	17.1	58.8	49.1
Amortization of acquired intangibles	—	—	0.1	0.1
Depreciation and amortization	1.6	1.2	4.4	3.6
Consolidated Funds’ expense:
Interest and dividend expense	32.3	24.5	99.5	107.9
Timber expense	56.1	49.1	201.0	172.8
Other expense	37.8	40.1	174.1	168.4
Total operating expenses	278.2	214.9	847.9	750.7
Operating loss	(18.2)	(5.2)	(58.1)	(70.4)
Non-operating income and (expense):
Investment income	3.1	2.5	8.9	6.1
Interest income	—	—	0.1	0.3
Interest expense	(16.6)	(17.4)	(49.8)	(55.2)
Net consolidated Funds gains	16.0	17.9	47.5	49.2
Total non-operating income	2.5	3.0	6.7	0.4
Loss from continuing operations before taxes	(15.7)	(2.2)	(51.4)	(70.0)
Income tax expense (benefit)	(6.0)	4.9	10.2	10.8
Loss from continuing operations	(9.7)	(7.1)	(61.6)	(80.8)
Gain (loss) from discontinued operations, net of tax	—	2.0	(2.0)	(4.6)
Gain (loss) on disposal of discontinued operations, net of tax	1.3	—	3.7	(1.0)
Net loss	(8.4)	(5.1)	(59.9)	(86.4)
Net loss attributable to non-controlling interests in consolidated Funds	(6.7)	(12.0)	(77.3)	(105.0)
Net income (loss) attributable to controlling interests	$(1.7)	$6.9	$17.4	$18.6

Pro forma earnings (loss) per share (basic) attributable to controlling interests	$(0.01)	$0.06	$0.15	$0.15
Pro forma earnings (loss) per share (diluted) attributable to controlling interests	(0.01)	0.06	0.15	0.15

Pro forma continuing operations earnings (loss) per share (basic) attributable to controlling interests	(0.03)	0.06	0.17	0.12
Pro forma continuing operations earnings (loss) per share (diluted) attributable to controlling interests	(0.03)	0.06	0.17	0.12

Pro forma weighted average ordinary shares outstanding	120.0	120.0	120.0	120.0
Pro forma weighted average diluted ordinary shares outstanding	120.0	120.0	120.0	120.0

OM Asset Management plc

Condensed Consolidated Statements of Comprehensive Income

(in millions, unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(8.4)	$(5.1)	$(59.9)	$(86.4)
Foreign currency translation adjustment	(1.7)	5.3	1.2	(17.3)
Total other comprehensive loss	(10.1)	0.2	(58.7)	(103.7)
Comprehensive loss attributable to non-controlling interests in consolidated Funds	(7.1)	(8.8)	(77.6)	(122.5)
Total comprehensive income (loss) attributable to controlling interests	$(3.0)	$9.0	$18.9	$18.8

OM Asset Management plc

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2014 and 2013

(in millions, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Parent company’s deficit	Accumulated other comprehensive income (loss)	Total parent company deficit	Non-controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2012	—	$—	$(483.8)	$1.6	(482.2)	$0.9	$2,824.4	$2,343.1	$88.9	2,432.0
Capital contributions (redemptions)	—	—	0.1	—	0.1	—	(67.5)	(67.4)	149.9	82.5
Equity-based compensation	—	—	3.4	—	3.4	(0.9)	—	2.5	—	2.5
Foreign currency translation adjustment	—	—	—	0.2	0.2	—	(17.5)	(17.3)	—	(17.3)
Parent company corporate cost allocation	—	—	2.2	—	2.2	—	—	2.2	—	2.2
Net consolidation (deconsolidation) of Funds	—	—	—	—	—	—	—	—	0.1	0.1
Net income (loss)	—	—	18.6	—	18.6	—	(100.4)	(81.8)	(4.6)	(86.4)
September 30, 2013	—	$—	$(459.5)	$1.8	$(457.7)	$0.0	$2,639.0	$2,181.3	$234.3	$2,415.6

December 31, 2013	—	$—	$(449.8)	$3.0	$(446.8)	$0.1	$2,579.3	$2,132.6	$403.3	2,535.9
Transfer of subsidiary to Parent	—	—	(15.6)	1.6	(14.0)	—	—	(14.0)	(327.4)	(341.4)
Tax on gain from transfer of subsidiary to Parent	—	—	(3.4)	—	(3.4)	—	—	(3.4)	—	(3.4)
Issuance of ordinary shares	120.0	0.1	0.1	—	0.2	—	—	0.2	—	0.2
Capital contributions (redemptions)	—	—	973.1	—	973.1	—	(49.9)	923.2	5.1	928.3
Equity-based compensation	—	—	6.0	—	6.0	—	—	6.0	—	6.0
Transfer of IPO share award	—	—	1.8	—	1.8	—	—	1.8	—	1.8
Foreign currency translation adjustment	—	—	—	1.5	1.5	—	(0.3)	1.2	—	1.2
Parent company corporate cost allocation	—	—	3.4	—	3.4	—	—	3.4	—	3.4
Assignment of deferred tax assets and coinvestments to Parent	—	—	(332.6)	—	(332.6)	—	—	(332.6)	—	(332.6)
Repurchase of Affiliate equity	—	—	(3.7)	—	(3.7)	(0.1)	—	(3.8)	—	(3.8)
Net consolidation (deconsolidation) of Funds	—	—	—	—	—	—	60.2	60.2	(28.8)	31.4
Dividends	—	—	(212.0)	—	(212.0)	—	—	(212.0)	—	(212.0)
Net income (loss)	—	—	17.4	—	17.4	—	(85.5)	(68.1)	8.2	(59.9)
September 30, 2014	120.0	$0.1	$(15.3)	$6.1	$(9.1)	$—	$2,503.8	$2,494.7	$60.4	$2,555.1

OM Asset Management plc

Condensed Consolidated Statements of Cash Flows

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flow from operating activities:
Net loss	$(59.9)	$(86.4)
Less: Net loss attributable to non-controlling interests in consolidated Funds	77.3	105.0
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities from continuing operations:
Net (income) loss from discontinued operations, excluding consolidated Funds	3.0	(3.9)
Amortization of acquired intangibles	0.1	0.1
Depreciation and other amortization	4.4	3.6
Amortization and revaluation of non-cash compensation awards	68.5	41.9
Parent company corporate cost allocation	3.4	2.2
Net earnings from affiliates accounted for using the equity method	(6.3)	(5.5)
Distributions received from equity method affiliates	6.9	15.3
Deferred income taxes	12.3	12.0
(Gains) losses on other investments	(2.6)	(0.6)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	—	5.4
(Increase) decrease in other receivables, prepayments, deposits and other assets	(22.5)	(3.3)
Increase (decrease) in accrued incentive compensation and other liabilities	(9.4)	(6.5)
Increase (decrease) in accounts payable and accruals and accrued income taxes	(10.1)	(8.0)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	65.1	71.3

Net loss attributable to non-controlling interests in consolidated Funds	(77.3)	(105.0)

Adjustments to reconcile net profit (loss) attributable to non-controlling interests in consolidated Funds to net cash provided by (used in) operating activities from continuing operations of consolidated Funds:

Net profit (loss) from discontinued operations	4.7	(9.4)
(Gains) losses on other investments	(4.6)	(5.9)
(Increase) decrease in receivables other assets	155.4	95.1
Increase (decrease) in accounts payable and other liabilities	13.2	(42.1)
Net cash flows from operating activities of continuing operations of consolidated Funds	91.4	(67.3)

Net cash flows from operating activities of continuing operations	156.5	4.0
Net cash flows from operating activities of discontinued operations	(34.6)	33.8
Total net cash flows from operating activities	121.9	37.8

Cash flow from investing activities:
Purchase of fixed assets, excluding discontinued operations	(4.6)	(6.1)
Contingent payments for affiliate equity	(11.0)	—
Dispositions of Affiliates	(3.7)	—
Purchase of investment securities	(7.9)	(2.7)
Sale of investment securities	18.6	6.7
Cash flows from investing activities of consolidated Funds:
Purchase of investments	(97.1)	(157.3)
Redemption of investments	87.4	235.5
Deconsolidation of funds	(14.2)	128.1
Net cash flows from investing activities of continuing operations	(32.5)	204.2
Net cash flows from investing activities of discontinued operations	(7.1)	(166.5)
Total net cash flows from investing activities	(39.6)	37.7

Cash flow from financing activities:
Repayment of related party borrowings	(37.1)	(59.8)
Capital contribution from parent company	—	0.1
Cash flows from financing activities of consolidated Funds:
Release of restricted cash	—	86.2
Deposits of restricted cash	31.5	—
Proceeds from debt raised	4.1	—
Repayment of debt	(4.8)	(12.8)
Non-controlling interest capital raised	—	4.9
Non-controlling interest capital redeemed	(25.0)	(12.9)
Redeemable non-controlling interest capital raised	10.7	12.1
Redeemable non-controlling interest capital redeemed	(6.9)	(8.8)
Distributions to non-controlling interests	(55.5)	(59.5)
Distributions to redeemable non-controlling interests	(1.9)	—
Net cash flows from financing activities of continuing operations	(84.9)	(50.5)
Net cash flows from financing activities of discontinued operations	(1.2)	146.6
Total net cash flows from financing activities	(86.1)	96.1

Effect of foreign exchange rate changes on cash and cash equivalents	(0.1)	(1.2)
Net increase (decrease) in cash and cash equivalents	(3.9)	170.4
Cash and cash equivalents at beginning of period	282.2	268.6
Cash and cash equivalents at end of period	$278.3	$439.0

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$63.2	$71.7
Income taxes paid	$5.2	$5.8
Non-cash capital contribution to Parent	$14.0	$—
Non-cash contribution from Parent	$428.5	$—

OM Asset Management plc

Notes to Condensed Consolidated Financial Statements

(unaudited)

1)             Organization and Description of the Business

OM Asset Management plc (“OMAM” or the “Company”), through its subsidiaries, is a global asset management business with interests in a diverse group of boutique investment management firms (the “Affiliates”) individually headquartered in the United States. The Company provides investment management services globally to predominantly institutional investors, in asset classes that include U.S. and global equities, fixed income, real estate and timber. Fees for services are largely asset-based and, as a result, the Company’s revenue fluctuates based on the performance of financial markets and investors’ asset flows in and out of the Company’s products.

The Company’s Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. OMAM and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in alignment of OMAM and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The Company operates in one reportable segment.

The Company is a majority-owned subsidiary of Old Mutual plc (the “Parent”), an international long-term savings, protection and investment group, listed on the London Stock Exchange.

Reorganization

At September 30, 2014, the Company’s U.S. holding company, Old Mutual (US) Holdings Inc. (“OMUSH”) was a subsidiary of OM Group (UK) Limited (“OMGUK”) which was and is in turn wholly owned by the Parent. The board of directors of the Parent elected to undertake an initial public offering of the Company’s business (the “Offering”) which was completed on October 15, 2014.

The Company and the Parent determined that certain transactions (the “Reorganization”) should be undertaken in preparation for the Offering. Specifically, the pre-Offering restructuring steps described below were completed by the Company and the Parent prior to October 1, 2014:

1.        OMGUK incorporated OMAM in the United Kingdom as a direct, wholly-owned subsidiary of OMGUK.

2.        OMAM incorporated OMAM US, Inc. in the State of Delaware (“U.S. Sub”) as a direct, wholly-owned subsidiary of OMAM.

3.        US Sub incorporated OMAM UK Limited in the United Kingdom (“U.K. Sub”) as a direct, wholly-owned subsidiary of U.S. Sub.

4.        The Company’s existing intercompany debt, which was owed by OMUSH to OMGUK, was refinanced with new intercompany debt.

5.        OMGUK contributed its shares in OMUSH and the new intercompany debt to OMAM in return for an issuance of shares by OMAM resulting in the elimination of existing intercompany debt of $1,003.5 million and the redemption of a $32.2 million intercompany receivable via a capital distribution back to OMGUK, for a net reduction of existing intercompany debt of $971.3 million.

6.        The OMUSH shares were transferred to U.K. Sub via a series of share exchanges, and the new intercompany debt was contributed among OMAM, U.S. Sub and U.K. Sub.

7.        OMAM underwent a reduction of share capital to maximize distributable reserves, re-registered in the United Kingdom as a public limited company, amended its articles of association to reflect the same and organized its share capital for purposes of the Offering.

8.        OMAM declared a $175.0 million pre-Offering dividend to OMGUK. OMAM also issued a non-interest bearing promissory note to OMGUK in the principal amount of $37.0 million which will be paid as funds become available from Affiliate distributions, subject to the maintenance of a minimum level of cash holdings.

9.        OMAM entered into arrangements with OMGUK for the payment of future realizable benefits (estimated to total $289.8 million at September 30, 2014) associated with certain deferred tax assets existing as of the date of the Offering, as well as co-investments (with a carrying value of $39.9 million and a fair value of $48.5 million) made by the Company in real-estate and timber strategies of its Affiliates. In accordance with the deferred tax asset arrangement, in December 2014, OMAM will begin to make quarterly payments to OMGUK.  In the fourth quarter of 2014, OMAM will adjust the balance of the liability to reflect the impact of the 2013 income tax return and will also reduce the liability as of the Offering date to reflect a revised estimate of the future realizable benefits as of the Offering date.  The liability will again be adjusted in the fourth quarter of 2015 to reflect the impact of the 2014 income tax return through October 8, 2014.

Between October 1, 2014 and October 15, 2014 the Company completed the following restructuring steps:

i.  payment of the $175.0 million pre-Offering dividend to OMGUK, funded by a new third party credit facility entered into at the closing of the Offering; and

ii. the purchase of additional ownership of an Affiliate for $60.0 million in cash, resulting in a reduction of liabilities for the same amount.

Additionally, the Company has recast the components of Parent equity (deficit) to reflect the issuance of 120,000,000 ordinary shares, nominal value $0.001.

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:

Basis of presentation

These Condensed Consolidated Financial Statements reflect the historical balance sheets; statements of operations and of comprehensive income; statements of changes in stockholders’ equity; and statements of cash flows of the Company.  On October 15, 2014, the Company completed the Offering by its Parent of 22,000,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended.  Additionally, the underwriters in the Offering exercised a portion of their overallotment option and purchased an additional 2,231,375 shares of the Company from the Parent.  Within these Condensed Consolidated Financial Statements, entities that are part of the Parent’s consolidated results, but are not part of OMAM, as defined above, are referred to as “related parties.” These historical Condensed Consolidated Financial Statements have been prepared using the Parent’s historical basis in determining the assets and liabilities and the results of the Company. The financial information included herein may not reflect the consolidated financial position, operating results, changes in the Parent’s equity investment and cash flows of the Company in the future, and does not reflect what they would have been had the Company been a separate, stand-alone entity during the periods presented.

The Company historically has utilized the services of the Parent for certain functions. These services include providing working capital, as well as certain finance, internal audit, insurance, human resources, investor relations, risk, governance and other corporate functions and projects. The cost of these services has been allocated to the Company and included in the Condensed Consolidated Financial Statements. The allocations have been determined on the basis which the Parent and the Company considered to be reasonable reflections of the utilization of services provided by the Parent. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and the Parent are included in the Condensed Consolidated Financial Statements, however material intercompany balances and transactions among the Company, its consolidated Affiliates and consolidated Funds are eliminated in consolidation.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Condensed Consolidated Financial Statements and notes thereto for the year ended December 31, 2013 included in the prospectus which forms a part of the Registration Statement on Form S-1 for the Offering as filed with the Securities and Exchange Commission (“SEC”) on October 9, 2014. The Company’s significant accounting policies, which have been consistently applied, are summarized in those Financial Statements.

Consolidation

Affiliates

The Company evaluates each of its Affiliate and other operating entities to determine the appropriate method of accounting. Generally, majority-owned entities or otherwise controlled investments in which the Company holds a controlling financial interest as the principal shareholder, managing member, or general partner are consolidated.

Funds

In evaluating whether or not a legal entity must be consolidated, the Company determines if such entity is a variable interest entity (“VIE”) or a voting interest entity (“VOE”). A VOE is considered an entity in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. A VIE is an entity that lacks one or more of the characteristics of a VOE. Assessing whether an entity is a VIE or VOE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VIEs are consolidated if the Company or a consolidated Affiliate is the primary beneficiary of the investment. VOEs are typically consolidated if the Company holds the majority voting interest or otherwise controls the entity.

In the normal course of business, the Company’s Affiliates sponsor and manage certain investment vehicles (the “Funds”). The Company assesses consolidation requirements with respect to its Funds pursuant to Accounting Standards Codification (“ASC”) Topic 810 relating to the consolidation of VIEs. Substantially all of the Funds that are managed by the Company qualify for the deferral granted under Accounting Standards Updates (“ASU”) 2010-10, “Amendments for Certain Investment Funds” (“ASU 2010-10”). As such, the Company evaluates these Funds for consolidation pursuant to guidance formerly in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities. These Funds are typically owned entirely by third-party investors, however certain Funds are capitalized with seed capital investments from the Company or its related parties and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.

In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. For VIEs that are investment companies subject to ASU 2010-10, the primary beneficiary of the VIE is generally the variable interest holder that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial.

For VIEs that do not fall within the scope of ASU 2010-10, the primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impacts its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If no single party satisfies both criteria, but the Company and its related parties satisfy the criteria on a combined basis, then the primary beneficiary is the entity out of the related party group that is most closely associated to the VIE. The consolidation analysis can generally be performed qualitatively, however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed.

The Company consolidates VOEs when it has control over significant operating, financial and investing decisions of the entity. For VOEs organized as limited partnerships or as an entity with governance structures similar to a limited partnership (e.g., limited liability company with a managing member), the Company consolidates an entity when it holds the controlling general partnership interest and the limited partners do not hold substantive participating rights or rights to remove and replace the general partner or rights that could provide the limited partners with the ability to impact the ongoing governance and operating activities of the entity.

Other than Funds holding investments in timber assets (the “Timber Funds”), the Company’s consolidated Funds are investment companies (the “Investment Funds”) and the Company has therefore retained their specialized investment company accounting in consolidation, pursuant to ASC 946, “Financial Services—Investment Companies.”

Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, its Affiliates, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s primary beneficiary who consolidates such entity.

Timber Funds

Timber assets and timber lease rights of consolidated Timber Funds are stated at historical cost less depletion for timber previously harvested and less accumulated amortization and depreciation for lease rights and roads. Timber investment values are adjusted for capital additions made to the property subsequent to the valuation date. All initial silviculture costs, including site preparation and planting costs are capitalized as stand establishment costs. Stand establishment costs are transferred to a merchantable timber classification as trees reach a certain size. Generally, costs incurred subsequent to two years after planting, such as fertilization, vegetation, insect control and pre-commercial thinning are considered to be maintenance and are expensed as incurred.

The Company estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes, including timber growth rates and depletion rates.

Depletion consists of costs attributed to harvesting timber and is recorded as an expense as timber is harvested. The depletion rate applied to the volume of timber sold is adjusted annually and is based on the relationship of incurred costs in the merchantable timber classification to estimated current merchantable volume.

Use of estimates

The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates.

3) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total value, September 30, 2014
Assets of consolidated Funds(1)
Investments owned, at fair value
Common and preferred stock	$24.8	$—	$—	$24.8
Short-term investment funds	0.1	—	—	0.1
Fixed income securities	1.1	—	—	1.1
Collective investment Funds	—	24.0	—	24.0
Corporate debt	—	8.5	—	8.5
Other investments	0.3	1.8	—	2.1
Total investments at fair value	26.3	34.3	—	60.6
Restricted cash held at fair value	104.5	—	—	104.5
Consolidated Funds Total	130.8	34.3	—	165.1
Investment securities(2)	61.0	—	—	61.0
Investments in unconsolidated Funds(3)	—	—	39.4	39.4
OMAM Total	61.0	—	39.4	100.4
Total fair value assets	$191.8	$34.3	$39.4	$265.5

Liabilities of consolidated Funds(1)
Common stock	$(16.4)	$—	$—	$(16.4)
Total fair value liabilities	$(16.4)	$—	$—	$(16.4)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total value, December 31, 2013
Assets of consolidated Funds(1)
Investments owned, at fair value
Common and preferred stock	$52.0	$—	$—	$52.0
Short-term investment funds	8.8	—	—	8.8
Fixed income securities	—	207.0	—	207.0
Collective investment Funds	—	9.1	—	9.1
Corporate debt	—	54.1	—	54.1
Other investments	0.9	70.2	—	71.1
Derivatives	2.8	1.3	—	4.1
Total investments at fair value	64.5	341.7	—	406.2
Restricted cash held at fair value	80.5	93.6	—	174.1
Consolidated Funds Total	145.0	435.3	—	580.3
Investment securities(2)	52.1	—	—	52.1
Investments in unconsolidated Funds(3)	—	—	43.1	43.1
OMAM Total	52.1	—	43.1	95.2
Total fair value assets	$197.1	$435.3	$43.1	$675.5
Liabilities of consolidated Funds(1)
Common stock	$(24.6)	$—	$—	$(24.6)
Forward Exchange Contracts	(3.4)	(0.1)	—	(3.5)
Interest Rate Swaps	—	(0.1)	—	(0.1)
Other derivatives	(0.2)	(0.4)	—	(0.6)
Total fair value liabilities	$(28.2)	$(0.6)	$—	$(28.8)

(1)  Assets and liabilities measured at fair value are comprised of financial investments managed by the Company’s Affiliates. $60.6 million in assets and $16.4 million in liabilities at September 30, 2014 and $406.2 million in assets and $28.8 million in liabilities at December 31, 2013 are the result of the consolidation of Funds sponsored by the Company’s Affiliates.  Of the balances at December 31, 2013, $323.0 million of assets and $4.0 million of liabilities relate to discontinued operations.

Of these, collective investment funds are multi-strategy products categorized as Level II because they are redeemable monthly and valued at NAV per share of the fund without adjustment which the Company believes represents the fair value of the investments. The fair value of fixed income securities, corporate debt, and other investments is estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs and therefore classified within Level II. The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. If the pricing services are only able to (a) obtain a single broker quote or (b) utilize a pricing model, such securities are classified as Level III. If the pricing services are unable to provide prices, the Company attempts to obtain one or more broker quotes directly from a dealer or values such securities at the last bid price obtained. In either case, such securities are classified as Level III. The Company performs due diligence procedures over third party pricing vendors to understand their methodology and controls to support their use in the valuation process to ensure compliance with required accounting disclosures.

Equity, short-term investment funds and derivatives which are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. These securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II.

(2)         $61.0 million and $52.1 million at September 30, 2014 and December 31, 2013, respectively, of investment securities are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(3)  The $39.4 million and $43.1 million at September 30, 2014 and December 31, 2013, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. The Company has classified investments in unconsolidated Funds as Level III given the nature of redemption restrictions that are in place. These unconsolidated Funds consist primarily of real estate investments funds. These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately 1-8 years from September 30, 2014. The valuation process for the underlying real estate investments held by the real estate investments funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.

The following table presents changes in Level III assets and liabilities, for the three and nine months ended September 30, comprised of significant unobservable inputs, 2014:

Investments in unconsolidated Funds
Balance, June 30, 2014	$42.3
Realized gain (loss)	0.5
Net change in unrealized appreciation (depreciation)	(2.4)
Dispositions	(1.0)
Balance, September 30, 2014	$39.4

Investments in unconsolidated Funds
Balance, December 31, 2013	$43.1
Realized gain (loss)	1.5
Net change in unrealized appreciation (depreciation)	(2.1)
Dispositions	(3.1)
Balance, September 30, 2014	$39.4

Unrealized losses recorded on the Company’s Condensed Consolidated Statements of Income related to the above Level III changes were $2.4 million and $2.1 million for the three and nine months ended September 30, 2014, respectively. There were no significant transfers of financial assets or liabilities among Levels I, II or III during the nine months ended September 30, 2014.

4)  Variable Interest Entities

The Company sponsors the formation of various entities considered to be VIEs. The Company consolidates these entities pursuant to ASC Topic 810 relating to the consolidation of VIEs. These VIEs are primarily Funds managed by Affiliates that qualify for the deferral granted under ASU 2010-10. As such, the Company evaluates these Funds for consolidation pursuant to FASB Interpretation No. 46(R). These investment vehicles are typically owned entirely by third-party investors; however, certain Funds are capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.

The Company’s determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to the majority of the risks and rewards of the entity. Typically the Fund’s investors are entitled to substantially all of the economics of these VIEs with the exception of the management fees and performance fees, if any, earned by the Company or any investment the Company has made into the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial.

The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	September 30,	December 31,
	2014	2013
Assets
Investments, at fair value	$5.9	$90.9
Restricted cash	2,487.7	2,557.0
Timber assets	4,089.5	4,172.5
Other assets of consolidated Funds	164.7	145.0
Total Assets	$6,747.8	$6,965.4
Liabilities
Borrowings	$4,123.6	$4,146.0
Other liabilities of consolidated Funds	110.5	77.2
Total Liabilities	$4,234.1	$4,223.2

“Investments at fair value” consist of investments in securities and investments in related parties.

The assets of consolidated VIEs presented in the table above belong to the investors in those Funds, are available for use only by the Fund to which they belong, and are not available for use by the Company. Any debt or liabilities held by consolidated Funds have no recourse to the Company’s general credit. The Company also consolidates Funds that are not VIEs, and therefore the assets and liabilities of those Funds are not included in the table above.

The Company’s involvement with Funds that are VIEs and unconsolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company’s investment in any unconsolidated VIE generally represents an insignificant interest of the Fund’s net assets and assets under management, such that the majority of the VIE’s results are attributable to third parties. The Company’s exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.

The following information pertains to unconsolidated VIEs for which the Company holds a significant variable interest (in millions):

	September 30,	December 31,
	2014	2013
Unconsolidated VIE assets	$9,391.0	$12,156.8
Unconsolidated VIE liabilities	$1,419.4	$1,720.4
Equity interests on the Consolidated Balance Sheet	$74.3	$78.4
Maximum risk of loss (1)	$74.5	$81.1

(1)         Includes equity investments the Company has made or is required to make and any earned but uncollected management/incentive fees. The Company does not record performance/incentive allocations until the respective measurement period has ended.

In addition to the multiple unconsolidated VIE Funds, the Company determined that Heitman LLC, one of the Company’s Affiliates, is a VIE. The Company concluded that it is not the primary beneficiary of Heitman LLC because it does not hold the power to direct its most economically significant activities. The assets and liabilities of Heitman LLC include the management company itself as well as certain funds that Heitman LLC consolidates. The Company aggregated Heitman LLC with the Company’s other unconsolidated VIE Funds due to their similar risk profiles given that the risks and rewards are driven by changes in investment values and the Affiliates’ ability to manage those assets.

5)  Equity Accounted Investees

The following tables present summarized financial information for Affiliates and Funds accounted for under the equity method (in millions):

	For the Nine Months			For the Nine Months
	Ended September 30, 2014			Ended September 30, 2013
Statements of Income	Heitman LLC	Other	Total	Heitman LLC	Other	Total
Net revenues (1)	$176.1	$64.2	$240.3	$173.9	$61.9	$235.8

Operating income	42.0	22.4	64.4	48.8	17.5	66.3
Other income (expense), net	41.2	(35.4)	5.8	139.5	5.3	144.8
Income (loss) before income taxes	83.2	(13.0)	70.2	188.3	22.8	211.1
Income tax (expense)	(1.5)	(0.1)	(1.6)	(1.8)	(0.2)	(2.0)
Noncontrolling interests (expense) benefit	(73.3)	14.3	(59.0)	(162.9)	(23.0)	(185.9)
Net income (loss) attributable to controlling interests	$8.4	$1.2	$9.6	$23.6	$(0.4)	$23.2
OMAM Equity in net income (loss) of equity method investees	$5.2	$1.2	$6.4	$6.3	$(0.4)	$5.9

	As of September 30, 2014			As of December 31, 2013
Balance Sheet	Heitman LLC	Other	Total	Heitman LLC	Other	Total
Current assets	$85.9	$558.3	$644.2	$125.7	$58.7	$184.4
Noncurrent assets	1,616.2	573.9	2,190.1	1,785.4	1,027.4	2,812.8
Total Assets	1,702.1	1,132.2	2,834.3	1,911.1	1,086.1	2,997.2
Current liabilities	54.3	237.4	291.7	65.9	378.9	444.8
Long-term liabilities	539.2	300.1	839.3	645.4	48.8	694.2
Non-controlling interests in subsidiaries	1,062.1	581.5	1,643.6	1,140.2	643.7	1,783.9
Members’ equity	$46.5	$13.2	$59.7	$59.6	$14.7	$74.3

OMUSH Equity investment and undistributed earnings of affiliated companies, before consolidating and reconciling adjustments	$44.4	$13.2	$57.6	$47.1	$14.7	$61.8
Consolidating and reconciling adjustments:
Goodwill attributable to equity method investment	29.9	—	29.9	29.8	—	29.8
OMAM Investment in equity method investees at cost plus equity in undistributable earnings since acquisition	$74.3	$13.2	$87.5	$76.9	$14.7	$91.6

(1) Net revenue includes advisory fees for asset management services and investment income, including interest and dividends from consolidated investment partnerships.

6)  Timber and Timberlands

Timber and timberlands consist of the following (in millions):

	September 30,	December 31,
USD, in millions	2014	2013
Total timber and timberlands, at cost	$4,957.3	$5,214.8
Accumulated depletion on timber	(768.6)	(791.9)
Accumulated amortization	(99.2)	(0.8)
Timber and timberlands, net	$4,089.5	$4,422.1

In the three month period ending September 30, 2014, the Company deconsolidated a Timber Fund.

7)  Related Party Transactions

Transactions with unconsolidated Affiliate-sponsored Funds are considered related party items on the basis of the Company’s significant influence over the activities of such entities in its capacity as investment advisor thereto. These transactions are comprised of fees for advisory services and investments in unconsolidated “master” Funds held by consolidated OMAM “feeder” Funds.

The Company’s Parent provides the Company with various oversight services, including governance, which includes compensation for board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems and tax services. The Company has also been allocated the costs associated with projects specific to or involving the Company. The costs associated with these services generally include employee related costs, including payroll and benefit as well as overhead related to support functions. Costs associated with these services were generally allocated based on the Company’s proportion of the total Parent’s consolidated, normalized revenues. In the nine months ended September 30, 2014 and

2013, $3.4 million and $2.2 million, respectively, of these costs incurred have been allocated to the Company through a non-cash contribution to Parent equity, with the balance of the charges settled in cash.

Pursuant to the Reorganization described more fully in Note 1, on October 8, 2014, the Company entered into a seed capital management agreement, a co-investment deed, a deferred tax asset deed and a shareholder agreement with its Parent and/or its Parent’s subsidiaries.

8)  Borrowings and Debt

The Company’s long term debt at September 30, 2014 and December 31, 2013 excluding the long term debt of the Company’s consolidated Funds was comprised of the following (in millions):

	September 30,	December 31,
(in millions)	2014	2013	Interest rate	Maturity
Related party obligations:
Revolving credit facility	$—	$140.7	LIBOR + 5.58% + 0.50% fee on undrawn amounts	March 31, 2018
Term loan one	—	900.0	6.34%	September 30, 2015
Loan note one	175.0	—	3.00%	September 29, 2015
Loan note two	37.0	—	0.00%	September 29, 2024
Total related party obligations	212.0	1,040.7
Third party obligations:
Term loan two	—	2.5	5.23%	August 15, 2014
Total long term debt of the Company	$212.0	$1,043.2

The fair value of borrowings approximated net cost basis as of September 30, 2014 and December 31, 2013. Fair value was determined based on future cash flows, discounted to present value using current market rates. The inputs are categorized as Level III in the fair value hierarchy. Interest expense incurred amounted to a total of $49.8 million and $55.2 million for the nine months ended September 30, 2014 and 2013, respectively.

On September 29, 2014, the Company entered into loan note one and loan note two with its Parent. Loan note one was issued in the amount of $175.0 million, accrues interest at 3% per annum and is payable in full on its maturity date, September 29, 2015. Loan note two was issued in the amount of $37.0 million and does not bear interest. Loan note two has a ten year term and calls for quarterly repayments amounting to the greater of the Company’s excess cash, as defined in loan note two, or $1.0 million, whichever is greater.

On October 15, 2014, the Company entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Piece, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the “Credit Facility”). Pursuant to the terms of the Credit Facility, the Company may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million.  The Credit Facility has a maturity date of October 15, 2019.  Borrowings under the credit facility will bear interest, at OMAM’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of the Company’s total consolidated indebtedness to Adjusted EBITDA (a “Leverage Ratio”) until either Moody’s Investor Service, Inc. or Standard & Poor’s has assigned an initial rating to the Company’s senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or its credit rating, at which time such additional amount will be based on its credit rating or (b) the London interbank offered rate for a period, at the Company’s election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on the Company’s Leverage Ratio until it has been assigned a credit rating, at which time such additional amount will be based on its credit rating. In addition, the Company will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on its Leverage Ratio until it has been assigned a credit rating, at which time such amount will be based on the Company’s credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. On October 15, 2014, the Company drew $177.0 million on this facility of which $175.0 million was paid to the Parent to satisfy loan note one pursuant to the Reorganization described more fully in Note 1.  As the Company is yet to receive a credit rating and in accordance with the terms of the Credit Facility an interest rate of LIBOR plus a margin of 1.50% and commitment fee rate of 0.25% is being charged.  At September 30, 2014, the Company’s pro forma ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.0x.

On October 15, 2014, we repaid loan note one upon the closing of our new revolving credit facility.

The long term debt of the Company’s consolidated Funds was comprised of the following at September 30, 2014 and December 31, 2013 (in millions):

	September 30,	December 31,
(in millions)	2014	2013	Interest rate	Maturity
Related party obligations:
Promissory note	$—	$265.0	4.00%	August 2019
Shareholder loans and note interest	338.7	339.7	BBSW* + 5.5%	October 2022
Total related party obligations:	338.7	604.7
Third party obligations:
Term loan A	163.0	163.0	6% - 6.26%	May 2016
Term loan B	261.3	261.5	5.93% - LIBOR + 1.61%	October 2016
Senior secured notes	860.0	860.0	6.19% - 6.38%	December 2019
Secured bank loan	117.4	115.4	variable	October 2017
Notes payable	2,383.2	2,383.2	LIBOR + margin	October 2027
Total third party obligations:	3,784.9	3,783.1
Total long term debt of consolidated Funds	$4,123.6	$4,387.8

* BBSW refers to the Australian Bank-Bill Reference Rate

The fair value of borrowings was approximately $4,280.6 million and $4,600.3 million as of September 30, 2014 and December 31, 2013, respectively. Fair value was determined based on future cash flows, discounted to present value using current market rates. The inputs are categorized as Level III in the fair value hierarchy.

Total interest expense recognized in relation to the above obligations of consolidated Funds during the nine months ended September 30, 2014 and 2013 was $99.3 million and $107.6 million, respectively.

The Company and its consolidated Funds were in compliance with the required covenants related to borrowings and debt facilities as of September 30, 2014.

9)  Commitments and Contingencies

Operational commitments

As of December 31, 2013, the Company had maximum potential contingent acquisition payment obligations of $11 million related to the acquisition of an Affiliate in a prior period. As a result of specific hurdles being met during 2014 and following a restructuring this amount has now been settled in full.

As of September 30, 2014, the Company had an obligation to purchase additional ownership interests in an Affiliate for $60.0 million contingent upon the pricing of the Offering.  Subsequent to September 30, 2014, the Company completed the Offering and purchased the additional ownership interest of the Affiliate for $60.0 million in cash, resulting in a reduction of liabilities for the same amount.

Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.

Litigation

The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Combined and Consolidated financial condition or results of operations of the Company. As of September 30, 2014, there were no accruals for claims, legal proceedings or other contingencies.

Indemnifications

In the normal course of business, such as through agreements to enter into business combinations and divestitures of Affiliates, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.

Considerations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliates operate. For the Company and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

10)  Earnings Per Share

The calculation of pro forma basic and diluted earnings per ordinary share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to controlling interests	$(1.7)	$6.9	$17.4	$18.6
Denominator:
Pro forma weighted-average ordinary shares outstanding—basic	120,000,000	120,000,000	120,000,000	120,000,000
Pro forma weighted-average ordinary shares outstanding—diluted	120,000,000	120,000,000	120,000,000	120,000,000
Pro forma earnings per ordinary share attributable to controlling interests:
Basic	$(0.01)	$0.06	$0.15	$0.15
Diluted	$(0.01)	$0.06	$0.15	$0.15

Included in pro forma basic ordinary shares outstanding are 1,212,766 restricted ordinary shares converted from restricted shares of the Company’s Parent prior to the Offering. The holders of these restricted ordinary shares are entitled to the same rights and privileges, including the participation in earnings at the conversion and during the vesting period of the shares, as outstanding ordinary shares and as such these shares are considered participating securities. The restricted ordinary shares are subject to the same rights as the other pro forma basic ordinary shares resulting in equivalent earnings per ordinary share.

11) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at September 30, 2014 and December 31, 2013 were as follows (in millions), including proportions attributable to non-controlling interests:

	September 30,	December 31,
	2014	2013
Foreign currency translation	$(16.7)	$(17.9)

12)  Discontinued Operations and Restructuring

Discontinued operations

The Company’s gain (loss) from discontinued operations was comprised of the following at September 30 (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$—	$20.5	$38.0	$63.4
Compensation expense	—	15.2	31.0	39.0
Depreciation	—	(0.5)	0.2	0.4
Other operating expenses	—	4.0	9.8	12.2
Amortization and impairment of goodwill & intangibles	—	—	—	0.1
Operating loss	—	1.8	(3.0)	11.7
Investment gain (loss) of consolidated OMAM Funds	—	1.5	2.8	(11.6)
Net interest income (expense)	—	(0.1)	0.2	—
Loss before taxes	—	3.2	—	0.1
Income taxes	—	1.2	2.0	4.7
Discontinued net loss	—	2.0	(2.0)	(4.6)
Gain (loss) on disposal, net of tax of $0.6, $(0.7), $0.6, and $(0.7)	1.3	—	3.7	(1.0)
Total Discontinued Operations	1.3	2.0	1.7	(5.6)
Attributable to non-controlling interests	—	2.8	4.7	(9.4)
Attributable to controlling interests	$1.3	$(0.8)	$(3.0)	$3.8
Pro forma earnings (loss) per share (basic and diluted) attributable to controlling interests	$0.01	$(0.01)	$(0.03)	$0.03

In the second quarter of 2014, the Company transferred the operations of Rogge Global Partners plc to the Company’s Parent and has accordingly presented its results within discontinued operations for historical periods.

During 2013, the Company committed to a plan to wind up the operations of Echo Point Investment Management, and has accordingly presented its results within discontinued operations for historical periods. The Company recorded a liability for incremental costs expected to be incurred, and recognized a loss in relation to the excess of carrying amount over recoverable amount of the net assets of the business. The shutdown process was completed during the first quarter of 2014.

The Company recognized a gain (loss) on disposal, net of taxes, of $1.3 million and $0.0 million for the three months ended September 30, 2014 and 2013, respectively. The Company recognized a gain (loss) on disposal, net of taxes, of $3.7 million and $(1.0) million for the nine months ended September 30, 2014 and 2013, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “OMAM” refer to OM Asset Management plc and for all periods after our reorganization (as described in this report, which we refer to as the Reorganization), references to the “Company” refer to OMAM, and references to “we,” “our” and “us” refer to OMAM and its consolidated subsidiaries and equity accounted Affiliates, excluding discontinued operations, after giving effect to the Reorganization. For all periods prior to the Reorganization, references to the “Company” refer to Old Mutual (US) Holdings Inc., or OMUSH, a Delaware corporation and indirect, wholly owned subsidiary of OMAM, and references to “we,” “our” and “us” refer to OMUSH and its predecessors and their respective consolidated subsidiaries and equity accounted Affiliates, excluding discontinued operations. Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have an ownership interest. References in this prospectus to our “Parent” refer to Old Mutual plc. None of the information in this Quarterly Report on Form 10-Q constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes which appear elsewhere in this Quarterly Report on Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. See “—Forward-Looking Statements” at the end of this Item 2 for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

Our MD&A is presented in six sections:

• Overview provides a brief description of our Affiliates and our Reorganization, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate and asset class.

• U.S. GAAP Results of Operations for the three and nine months ended September 30, 2014 and 2013 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items for the three and nine months ended September 30, 2014 and 2013.

•  Non-GAAP Supplemental Performance Measure includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the three and nine months ended September 30, 2014 and 2013.

• Non-GAAP ENI Results of Operations for the three and nine months ended September 30, 2014 and 2013 includes an explanation of changes in our ENI revenue, ENI expense, and ENI other items over the three and nine months ended September 30, 2014 and 2013.

• Liquidity and Debt discusses Adjusted EBITDA and Long-Term Debt. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of Adjusted EBITDA to both economic net income and cash flows from continuing operations excluding consolidated Funds.

• Critical Accounting Policies and Estimates provides a discussion of the key accounting policies used in the preparation of our U.S. GAAP financial statements.

Overview

We are a diversified, multi-boutique asset management firm headquartered in London, UK. We operate our business through seven affiliate firms to whom we refer in this quarterly report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.

Under U.S. GAAP, our Affiliates may be consolidated into our operations or may be accounted for as equity investments. We may also be required to consolidate certain of our Affiliates’ sponsored investment entities or “Funds,” due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third-party clients in those Funds.

Our Affiliates and their principal strategies include:

•      Acadian Asset Management LLC (“Acadian”)—a leading quantitatively-oriented manager of active global and international equity, fixed income and alternative strategies.

•      Barrow, Hanley, Mewhinney & Strauss, LLC (“Barrow Hanley”)—a widely recognized value-oriented investment manager of U.S., international and global equities, fixed income and a range of balanced investment management strategies.

•      Campbell Global, LLC (“Campbell Global”)—a leading sustainable timber and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives and disciplined management.

•      Copper Rock Capital Partners LLC (“Copper Rock”)—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.

•      Heitman LLC (“Heitman”)*—a leading real estate investment manager of high-quality global strategies focused on private real estate equity, public real estate securities and real estate debt.

•      Investment Counselors of Maryland, LLC (“ICM”)*—a value-driven domestic equity manager with product offerings across the entire capitalization range and a primary focus on small-cap companies.

•      Thompson, Siegel & Walmsley LLC (“TS&W”)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.

* Accounted for under the equity method of accounting.

Reorganization

At September 30, 2014, our US holding company, OMUSH, was a subsidiary of OM Group (UK) Limited, or OMGUK, which was and is in turn wholly owned by our Parent. The board of directors of our Parent completed our initial public offering of the Company’s business, or the Offering, on October 15, 2014.  Upon the completion of the Offering on October 15, 2014, we became an indirect, majority owned subsidiary of our Parent.

We and our Parent determined that certain transactions, or the Reorganization, should be undertaken in preparation for the Offering. Specifically, the pre-Offering restructuring steps described below were completed by us and our Parent prior to October 1, 2014:

1.        OMGUK incorporated OMAM in the United Kingdom as a direct, wholly-owned subsidiary of OMGUK.

2.        OMAM incorporated OMAM US, Inc. in the State of Delaware (“U.S. Sub”) as a direct, wholly-owned subsidiary of OMAM.

3.        US Sub incorporated OMAM UK Limited in the United Kingdom (“U.K. Sub”) as a direct, wholly-owned subsidiary of U.S. Sub.

4.        Our existing intercompany debt, which was owed by OMUSH to OMGUK, was refinanced with new intercompany debt.

5.        OMGUK contributed its shares in OMUSH and the new intercompany debt to OMAM in return for an issuance of shares by OMAM resulting in the elimination of existing intercompany debt of $1,003.5 million and the redemption of a $32.2 million intercompany receivable via a capital distribution back to OMGUK, for a net reduction of existing intercompany debt of $971.3 million.

6.        The OMUSH shares were transferred to U.K. Sub via a series of share exchanges, and the new intercompany debt was contributed among OMAM, U.S. Sub and U.K. Sub.

7.        OMAM underwent a reduction of share capital to maximize distributable reserves, re-registered in the United Kingdom as a public limited company, amended its articles of association to reflect the same and organized its share capital for purposes of the Offering.

8.        OMAM declared a $175.0 million pre-Offering dividend to OMGUK. OMAM also issued a non-interest bearing promissory note to OMGUK in the principal amount of $37.0 million which will be paid as funds become available from Affiliate distributions, subject to the maintenance of a minimum level of cash holdings.

9.        OMAM entered into arrangements with OMGUK for the payment of future realizable benefits (estimated to total $289.8 million at September 30, 2014) associated with certain deferred tax assets existing as of the date of the Offering, as well as co-investments (with a carrying value of $39.9 million and a fair value of $48.5 million) made by the Company in real-estate and timber strategies of its Affiliates. In accordance with the deferred tax asset arrangement, in December 2014, OMAM will begin to make quarterly payments to OMGUK.  In the fourth quarter of 2014, OMAM will adjust the balance of the liability to reflect the impact of the 2013 income tax return and will also reduce the liability as of the Offering date to reflect a revised estimate of the future realizable benefits as of the Offering date.  The liability will again be adjusted in the fourth quarter of 2015 to reflect the impact of the 2014 income tax return through the date of the Offering.

Between October 1, 2014 and October 15, 2014 we completed the following restructuring steps

i.                  payment of the $175.0 million pre-Offering dividend to OMGUK, funded by a new third party credit facility entered into at the closing of the Offering; and

ii.               the purchase of additional ownership of an Affiliate for $60.0 million in cash, resulting in a reduction of liabilities for the same amount.

Additionally, we have recast the components of Parent equity (deficit) to reflect the issuance of 120,000,000 ordinary shares, nominal value $0.001.

The Economics of Our Business

Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our assets under management are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees when certain accounts add value in relation to relevant benchmarks or exceed required returns.

Our largest expense item is compensation and benefits paid to our and our Affiliates’ employees, which consists of both fixed and variable components. Fixed compensation and benefits represents base salaries and wages, payroll taxes and the costs of our employee benefit programs. Variable compensation, calculated as described below, may be awarded in cash, equity or profit interests.

The arrangements in place with our Affiliates result in the sharing of economics between OMAM and each Affiliate’s key management personnel using a profit-sharing model, except for ICM, which uses a revenue share model as a result of a legacy economic arrangement that has not been restructured. Profit sharing affects two elements within our earnings: (i) the calculation of variable compensation and (ii) the level of each Affiliate’s equity or profit interests distribution to its employees. Variable compensation is the portion of earnings that is contractually allocated to Affiliate employees as a bonus pool, typically representing a fixed percentage of earnings before variable compensation, which is measured as revenues less fixed compensation and benefits and other operating and administrative expenses. Profits after variable compensation are shared between us and Affiliate key employee equity holders according to our respective equity or profit interests ownership. The sharing of profits in this manner ensures that the economic interests of Affiliate key employees and those of OMAM are aligned, both in terms of generating strong annual earnings as well as investing those earnings back into the business in order to generate growth over the long term. We view profit sharing as an attractive operating model, as it allows us to share in the benefits of operating leverage as the business grows, and ensures all equity and profit interests holders are incented to achieve that growth.

Equity or profit interests owned by Affiliate key employees are either awarded as part of their variable compensation arrangements, or alternatively, may have originally resulted from OMAM acquiring less than 100% of the Affiliate. Over time, Affiliate key employee-owned equity or profit interests are recycled from one generation of employee-owners to the next either by the next generation purchasing equity or profit interests directly from retiring principals, or by Affiliate key employees forgoing cash bonuses in exchange for the equivalent value in Affiliate equity or profit interests.

How We Measure Performance

In measuring and monitoring the key components of our earnings, our management uses a non-GAAP financial measure, economic net income, or ENI, to evaluate the financial performance of, and to make operational decisions for, our business. We also use ENI to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is an important measure in evaluating our financial performance because we believe it most accurately represents our operating performance and cash generation capability.

ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes the results of discontinued operations which are no longer part of our business, and that portion of consolidated Funds which are not attributable to our shareholders. ENI is also adjusted to reflect the effect of restructuring and reorganization activity undertaken in connection with the Offering.

ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliates. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our shareholders, and includes our share of earnings from equity-accounted Affiliates.

ENI expenses are calculated to reflect all usual expenses from ongoing continuing operations attributable to our shareholders. Expenses included within ENI differ from U.S. GAAP expenses in that they exclude amounts from consolidated Funds not attributable to our shareholders, revaluations of Affiliate key employee owned equity and profit interests, amortization and impairment of acquired intangibles and certain other non-cash expenses.

“Non-controlling interests” is a concept under U.S. GAAP that identifies net components of revenues and expenses that are not attributable to our shareholders. For example, the portion of the net income (loss) of our consolidated Funds that is attributable to the outside investors or clients of the consolidated Funds is included in “Non-controlling interests” in our Condensed Consolidated Financial Statements.  Conversely, “Controlling interests” is the portion of revenue or expense that is attributable to our shareholders.

Summary of Results of Operations

The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
($ in millions, unless otherwise noted)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
U.S. GAAP Basis
Revenue	$260.0	$209.7	$50.3		$789.8	$680.3	$109.5
Net income (loss) from continuing operations attributable to controlling interests (1)	(3.0)	7.7	(10.7)		20.4	14.8	5.6
Net income (loss) attributable to controlling interests (1)	(1.7)	6.9	(8.6)		17.4	18.6	(1.2)
U.S. GAAP operating margin (2)	(7)%	(2)%	(452	)bps	(7)%	(10)%	299	bps
Pro forma basic and fully diluted shares outstanding (in millions)	120	120	—		120	120	—
Pro forma earnings per share (basic and fully diluted, $)	$(0.01)	$0.06	$(0.07)		$0.15	$0.15	$—

Economic Net Income Basis
(Non-GAAP measure used by management)
ENI revenue (3)(6)	$159.0	$129.4	$29.6		$451.0	$381.5	$69.5
Pre-tax economic net income (3)(7)	49.5	40.1	9.4		140.8	113.9	26.9
Economic net income (3)(8)	37.6	31.7	5.9		104.3	90.1	14.2
Economic net income pro forma earnings per share (basic and fully diluted, $)	$0.31	$0.26	$0.05		$0.87	$0.75	$0.12

Adjusted EBITDA	$51.1	$41.3	$9.8		$145.2	$117.5	$27.7

ENI operating margin before Affiliate key employee distributions (4)	38%	36%	202	bps	38%	35%	296	bps
ENI operating margin after Affiliate key employee distributions (5)	31%	31%	14	bps	31%	30%	142	bps

Other Operational Information
Assets under management (AUM) at period end (in billions)	$213.8	$183.7	$30.1		$213.8	$183.7	$30.1
Net client cash flows (in billions)	3.1	1.0	2.1		5.7	7.2	(1.5)

(1) Net income attributable to controlling interests excludes the results of consolidated Funds.

(2) U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue.

(3) Economic net income, which is presented after Affiliate key employee distributions, is a non-GAAP measure we use to evaluate the performance of our continuing operations. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income”.

(4) ENI operating margin before Affiliate key employee distributions is a non-GAAP efficiency measure, calculated based on earnings after variable compensation divided by ENI revenue.

(5) ENI operating margin after Affiliate key employee distributions is a non-GAAP efficiency measure calculated based on earnings after Affiliate key employee distributions, divided by ENI revenue.

(6) ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.

(7) Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP net income (loss) before taxes from continuing operations attributable to controlling interests.

(8) Economic net income is the ENI measure which corresponds to U.S. GAAP net income (loss) from continuing operations attributable to controlling interests.

Assets under Management

Our total assets under management as of September 30, 2014 were $213.8 billion. The following table presents our assets under management by Affiliate for each of the periods indicated:

	As of	As of
($ in billions)	September 30, 2014	December 31, 2013
Acadian Asset Management	$69.7	$65.2
Barrow, Hanley, Mewhinney & Strauss	96.3	91.0
Campbell Global	6.7	6.6
Copper Rock Capital	2.9	2.7
Heitman	25.3	23.4
Investment Counselors of Maryland	2.1	2.5
Thompson, Siegel & Walmsley	10.8	7.4
Total assets under management	$213.8	$198.8

Our primary asset classes include:

i.                  U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.               Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.            Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States and non-U.S. markets; and

iv.           Alternative, real estate and timber, which consist of real estate, timberland investments and other alternative investments.

The following table presents our assets under management by strategy for each of the periods indicated:

($ in billions)	As of September 30, 2014	As of December 31, 2013
U.S. equity, small/smid cap	$7.3	$8.3
U.S. equity, mid cap value	9.1	7.3
U.S. equity, large cap value	63.7	61.2
U.S. equity, core/blend	4.3	3.8
Total U.S. equity	84.4	80.6
Global equity	28.7	24.8
International equity	31.3	29.6
Emerging markets equity	22.2	19.9
Total Global/non-U.S. equity	82.2	74.3
Fixed income	14.6	13.5
Alternative, real estate & timber	32.6	30.4
Total assets under management	$213.8	$198.8

The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in billions)	2014	2013	2014	2013
U.S. equity
Beginning balance	$86.0	$70.9	$80.6	$60.4
Gross inflows	2.3	1.5	6.6	6.5
Gross outflows	(3.0)	(2.1)	(7.2)	(6.0)
Net flows	(0.7)	(0.6)	(0.6)	0.5
Market appreciation (depreciation)	(0.9)	3.9	4.8	13.3
Other	—	—	(0.4)	—
Ending balance	$84.4	$74.2	$84.4	$74.2
Average AUM	$85.3	$72.9	$82.9	$68.6

Global / non-U.S. equity
Beginning balance	$82.7	$61.8	$74.3	$56.3
Gross inflows	5.0	2.5	11.7	9.8
Gross outflows	(1.8)	(1.5)	(6.3)	(5.0)
Net flows	3.2	1.0	5.4	4.8
Market appreciation (depreciation)	(3.7)	4.6	2.5	6.3
Other	—	—	—	—
Ending balance	$82.2	$67.4	$82.2	$67.4
Average AUM	$83.5	$64.1	$78.8	$62.6

Fixed income
Beginning balance	$14.5	$12.6	$13.5	$12.7
Gross inflows	0.5	1.0	1.8	2.2
Gross outflows	(0.3)	(0.5)	(1.6)	(1.3)
Net flows	0.2	0.5	0.2	0.9
Market appreciation (depreciation)	(0.1)	0.1	0.9	(0.4)
Other	—	—	—	—
Ending balance	$14.6	$13.2	$14.6	$13.2
Average AUM	$14.7	$12.8	$14.3	$12.8

Alternative, real estate & timber
Beginning balance	$31.7	$28.6	$30.4	$27.3
Gross inflows	1.1	0.5	2.7	2.4
Gross outflows	(0.2)	(0.2)	(0.6)	(0.7)
Hard asset disposals	(0.5)	(0.2)	(1.4)	(0.7)
Net flows	0.4	0.1	0.7	1.0
Market appreciation	0.5	0.2	1.5	0.6
Other	—	—	—	—
Ending balance	$32.6	$28.9	$32.6	$28.9
Average AUM	$32.4	$28.8	$31.6	$28.3

Total
Beginning balance	$214.9	$173.9	$198.8	$156.7
Gross inflows	8.9	5.5	22.8	20.9
Gross outflows	(5.3)	(4.3)	(15.7)	(13.0)
Hard asset disposals	(0.5)	(0.2)	(1.4)	(0.7)
Net flows	3.1	1.0	5.7	7.2
Market appreciation (depreciation)	(4.2)	8.8	9.7	19.8
Other	—	—	(0.4)	—
Ending balance	$213.8	$183.7	$213.8	$183.7
Average AUM	$216.0	$178.7	$207.6	$172.4

Annualized basis points: inflows	46.3	41.2	43.3	38.4
Annualized basis points: outflows	38.4	37.5	37.6	39.4
Annualized revenue impact of net flows (in millions)*	$19.1	$5.8	$34.5	$26.0

*Annualized revenue impact of net flows excludes market appreciation or depreciation. Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, including equity-accounted Affiliates. Annualized revenue is calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow or the net assets lost in the account in the event of an outflow.

We also analyze our asset flows by client type and client location. Our client types include:

i.                  Sub-advisory, which includes assets managed for underlying mutual fund, variable insurance and defined contribution products which are sponsored by insurance companies and mutual fund platforms, where the end client is typically retail;

ii.               Institutional, which includes assets managed for public / government pension funds, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national pension funds; also includes corporate and union-sponsored pension plans; and

iii.          Retail / other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in billions)	2014	2013	2014	2013
Sub-advisory
Beginning balance	$72.1	$56.1	$65.1	$46.2
Gross inflows	2.6	1.6	8.0	7.8
Gross outflows	(1.6)	(1.5)	(4.8)	(3.9)
Net flows	1.0	0.1	3.2	3.9
Market appreciation (depreciation)	(1.0)	2.8	3.9	8.9
Other	—	—	(0.1)	—
Ending balance	72.1	59.0	72.1	59.0

Institutional
Beginning balance	$133.2	$109.6	$124.4	$102.7
Gross inflows	6.0	3.7	13.8	12.0
Gross outflows	(2.7)	(2.4)	(8.8)	(7.7)
Hard asset disposals	(0.5)	(0.2)	(1.4)	(0.7)
Net flows	2.8	1.1	3.6	3.6
Market appreciation (depreciation)	(2.8)	5.4	5.5	9.8
Other	—	—	(0.3)	—
Ending balance	133.2	116.1	133.2	116.1

Retail/Other
Beginning balance	$9.6	$8.2	$9.3	$7.8
Gross inflows	0.3	0.2	1.0	1.1
Gross outflows	(1.0)	(0.4)	(2.1)	(1.4)
Net flows	(0.7)	(0.2)	(1.1)	(0.3)
Market appreciation (depreciation)	(0.4)	0.6	0.3	1.1
Other	—	—	—	—
Ending balance	8.5	8.6	8.5	8.6

Total
Beginning balance	$214.9	$173.9	$198.8	$156.7
Gross inflows	8.9	5.5	22.8	20.9
Gross outflows	(5.3)	(4.3)	(15.7)	(13.0)
Hard asset disposals	(0.5)	(0.2)	(1.4)	(0.7)
Net flows	3.1	1.0	5.7	7.2
Market appreciation (depreciation)	(4.2)	8.8	9.7	19.8
Other	—	—	(0.4)	—
Ending balance	$213.8	$183.7	$213.8	$183.7

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.                  U.S.-based clients, where the contracting client is based in the United States, and

ii.               Non-U.S.-based clients, where the contracting client is based outside the United States.

The following table summarizes asset flows by client location for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in billions)	2014	2013	2014	2013
U.S.
Beginning balance	$172.2	$141.1	$160.2	$126.6
Gross inflows	5.9	3.9	15.9	16.0
Gross outflows	(4.2)	(3.3)	(12.0)	(10.0)
Hard asset disposals	(0.3)	(0.2)	(1.0)	(0.6)
Net flows	1.4	0.4	2.9	5.4
Market appreciation	(3.2)	7.0	7.6	16.5
Other	—	—	(0.3)	—
Ending balance	$170.4	$148.5	$170.4	$148.5

Non-U.S.
Beginning balance	$42.7	$32.8	$38.6	$30.1
Gross inflows	3.0	1.6	6.9	4.9
Gross outflows	(1.1)	(1.0)	(3.7)	(3.0)
Hard asset disposals	(0.2)	—	(0.4)	(0.1)
Net flows	1.7	0.6	2.8	1.8
Market appreciation (depreciation)	(1.0)	1.8	2.1	3.3
Other	—	—	(0.1)	—
Ending balance	$43.4	$35.2	$43.4	$35.2

Total
Beginning balance	$214.9	$173.9	$198.8	$156.7
Gross inflows	8.9	5.5	22.8	20.9
Gross outflows	(5.3)	(4.3)	(15.7)	(13.0)
Hard asset disposals	(0.5)	(0.2)	(1.4)	(0.7)
Net flows	3.1	1.0	5.7	7.2
Market appreciation	(4.2)	8.8	9.7	19.8
Other	—	—	(0.4)	—
Ending balance	$213.8	$183.7	$213.8	$183.7

At September 30, 2014, our total assets under management were $213.8 billion, up $15.0 billion or 7.5% compared to $198.8 billion at December 31, 2013.  The increase in assets during the nine months ended September 30, 2014 reflects net market appreciation of $9.7 billion combined with net inflows of $5.7 billion.

For the three months ended September 30, 2014, our net flows were $3.1 billion compared to $1.0 billion for the three months ended September 30, 2013.  For the three months ended September 30, 2014, the annualized revenue impact of the net flows increased to $19.1 million compared to $5.8 million for the three months ended September 30, 2013, as gross inflows of $8.9 billion in the latest three months were into higher fee asset classes yielding a weighted average of 46 bps.

For the nine months ended September 30, 2014, our net flows were $5.7 billion compared to $7.2 billion for the nine months ended September 30, 2013. However, for the nine months ended September 30, 2014, the annualized revenue impact of the net flows increased to $34.5 million compared to $26.0 million for the nine months ended September 30, 2013, as gross inflows of $22.8 billion in the nine months ended September 30, 2013 yielded a weighted average of 43 bps compared to 38 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Our U.S. GAAP results of operations were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Increase		Nine Months		Increase
	Ended September 30,		(Decrease)		Ended September 30,		(Decrease)
($ in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
U.S. GAAP Statement of Operations
Management fees	$147.4	$114.3	$33.1		$422.8	$347.6	$75.2
Performance fees	2.9	2.5	0.4		5.3	10.8	(5.5)
Other revenue	1.2	0.2	1.0		1.5	1.4	0.1
Consolidated Funds’ revenue	108.5	92.7	15.8		360.2	320.5	39.7
Total revenue	260.0	209.7	50.3		789.8	680.3	109.5
Compensation and benefits	128.7	82.9	45.8		310.0	248.8	61.2
General and administrative	21.7	17.1	4.6		58.8	49.1	9.7
Amortization and impairment of acquired intangibles	—	—	—		0.1	0.1	—
Depreciation and amortization	1.6	1.2	0.4		4.4	3.6	0.8
Consolidated Funds’ expense	126.2	113.7	12.5		474.6	449.1	25.5
Total expenses	278.2	214.9	63.3		847.9	750.7	97.2
Operating loss	(18.2)	(5.2)	(13.0)		(58.1)	(70.4)	12.3
Investment income	3.1	2.5	0.6		8.9	6.1	2.8
Interest income	—	—	—		0.1	0.3	(0.2)
Interest expense	(16.6)	(17.4)	0.8		(49.8)	(55.2)	5.4
Net consolidated Funds’ gain	16.0	17.9	(1.9)		47.5	49.2	(1.7)
Loss from continuing operations before taxes	(15.7)	(2.2)	(13.5)		(51.4)	(70.0)	18.6
Income tax expense (benefit)	(6.0)	4.9	(10.9)		10.2	10.8	(0.6)
Loss from continuing operations	(9.7)	(7.1)	(2.6)		(61.6)	(80.8)	19.2
Gain (loss) from discontinued operations, net of tax	—	2.0	(2.0)		(2.0)	(4.6)	2.6
Gain (loss) on disposal of discontinued operations, net of tax	1.3	—	1.3		3.7	(1.0)	4.7
Net loss	(8.4)	(5.1)	(3.3)		(59.9)	(86.4)	26.5
Net loss attributable to non-controlling interest	(6.7)	(12.0)	5.3		(77.3)	(105.0)	27.7
Net income (loss) attributable to controlling interests	$(1.7)	$6.9	$(8.6)		$17.4	$18.6	$(1.2)
Pro forma earnings per share (basic and fully diluted, $)	$(0.01)	$0.06	$(0.07)		$0.15	$0.15	$—
Pro forma basic and fully diluted shares outstanding (in millions)	120	120	—		120	120	—

U.S. GAAP operating margin*	(7)%	(2)%	(452	)bps	(7)%	(10)%	299	bps

* The U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue.

The following table reconciles our net income (loss) attributable to controlling interests to our pre-tax net income (loss) before tax from continuing operations attributable to controlling interests:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
($ in millions)	2014	2013	2014	2013
Net income (loss) attributable to controlling interests	$(1.7)	$6.9	$17.4	$18.6
Exclude: Loss (profit) on discontinued operations attributable to controlling interests	(1.3)	0.8	3.0	(3.8)
Net income from continuing operations attributable to controlling interests	(3.0)	7.7	20.4	14.8
Add: Income tax expense (benefit)	(6.0)	4.9	10.2	10.8
Net income (loss) before tax from continuing operations attributable to controlling interests	$(9.0)	$12.6	$30.6	$25.6

U.S. GAAP Revenues

Our U.S. GAAP revenues principally consist of:

i.                  management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.               performance fees earned when our Affiliates’ investment performance over agreed time periods for certain clients has met or exceeded pre-determined hurdles;

iii.            other revenue, consisting primarily of marketing, distribution and joint venture income; and

iv.           revenue from consolidated Funds, the net benefit of which is primarily attributable to the holders of non-controlling interests.

Management Fees

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Management fees increased $33.1 million, or 29.0%, from $114.3 million for the three months ended September 30, 2013 to $147.4 million for the three months ended September 30, 2014. The Company’s average assets under management of consolidated Affiliates was $154.4 billion earning an annualized average fee rate of 32.3 bps (including fees from Funds eliminated upon consolidation) for the three months ended September 30, 2013, while for the three months ended September 30, 2014, the average assets under management of consolidated Affiliates was $188.5 billion earning an average annualized fee rate of 32.1 bps (including fees from Funds eliminated upon consolidation).

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Management fees increased $75.2 million, or 21.6%, from $347.6 million for the nine months ended September 30, 2013 to $422.8 million for the nine months ended September 30, 2014. The Company’s average assets under management of consolidated Affiliates was $148.6 billion earning an annualized average fee rate of 32.7 bps (including fees from Funds eliminated upon consolidation) for the nine months ended September 30, 2013, while for the nine months ended September 30, 2014, the average assets under management of consolidated Affiliates was $180.8 billion earning an average annualized fee rate of 32.4 bps (including fees from Funds eliminated upon consolidation).

Performance Fees

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Performance fees increased $0.4 million, or 16.0% from $2.5 million for the three months ended September 30, 2013 to $2.9 million for the three months ended September 30, 2014. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The increase was primarily due to higher performance fees from equity products.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Performance fees decreased $5.5 million, or 50.9%, from $10.8 million for the nine months ended September 30, 2013 to $5.3 million for the nine months ended September 30, 2014.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. In the nine months ended September 30, 2013, we earned $7.5 million in performance fees related to an emerging markets product that was not repeated in the nine months ended September 30, 2014.

Other Revenue

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Other revenue increased $1.0 million, or 500%, from $0.2 million for the three months ended September 30, 2013 to $1.2 million for the three months ended September 30, 2014.  The increase was due primarily to payments received in 2014 related to a co-investment in a timber Fund.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Other revenue increased $0.1 million, or 7.1%, from $1.4 million for the nine months ended September 30, 2013 to $1.5 million for the nine months ended September 30, 2014. The increase was attributable to additional marketing and distribution fees earned through our Company-led global fund platform as the platform’s assets under management grew, combined with payments received in 2014 related to the co-investment in a timber Fund, offset by a one-time receipt in the prior year of wind-down fees for services relating to the closure of a fund.

U.S. GAAP Expenses

Our U.S. GAAP expenses principally consist of:

i.                  compensation paid to our investment professionals and other employees, including base salary, benefits, variable compensation, Affiliate distributions and re-valuation of key employee owned Affiliate equity and profit interests;

ii.               general and administrative expenses;

iii.            amortization of acquired intangible assets;

iv.           depreciation and amortization charges; and

v.              expenses of consolidated Funds, the net cost of which is attributable to the holders of non-controlling interests.

Compensation and Benefits Expense

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Compensation and benefits expense increased $45.8 million, or 55.2%, from $82.9 million for the three months ended September 30, 2013 to $128.7 million for the three months ended September 30, 2014.  Of the total increase, $31.6 million was a compensation charge in 2014 related to our purchase of additional ownership interests in an existing Affiliate. The remainder of the increase was primarily due to higher variable compensation in line with the growth of earnings before variable compensation and increases in Affiliate key employee distributions.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Compensation and benefits expense increased $61.2 million, or 24.6%, from $248.8 million for the nine months ended September 30, 2013 to $310.0 million for the nine months ended September 30, 2014. The increase was driven primarily by a $31.6 million compensation charge in the third quarter of 2014 related to our purchase of additional ownership interests in an existing Affiliate, as well as annual salary increases, higher variable compensation and increases in Affiliate key employee distributions.

General and Administrative Expense

Three months ended September 30, 2014 compared to three months ended September 30, 2013: General and administrative expense increased $4.6 million, or 26.9%, from $17.1 million for the three months ended September 30, 2013 to $21.7 million for the three months ended September 30, 2014. The increase was primarily due to increased costs in connection with our restructuring activities.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: General and administrative expense increased $9.7 million, or 19.8%, from $49.1 million for the nine months ended September 30, 2013 to $58.8 million for the nine months ended September 30, 2014. The increase was primarily attributable to increased consulting expenses in connection with succession planning and restructuring activities.

Amortization and Impairment of Acquired Intangibles Expense

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Amortization and impairment of acquired intangibles expense was consistent period-over-period, amounting to zero for both the three months ended September 30, 2013 and 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Amortization and impairment of acquired intangibles expense was consistent period-over-period, amounting to $0.1 million for both the nine months ended September 30, 2013 and 2014.

Depreciation and Amortization Expense

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Depreciation and amortization expense increased $0.4 million, or 33.3%, from $1.2 million for the three months ended September 30, 2013 to $1.6 million for the three months ended September 30, 2014. The increase was primarily due to depreciation of additional leasehold improvements capitalized during 2013 in relation to enhancements at certain Affiliates’ premises.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Depreciation and amortization expense increased $0.8 million, or 22.2%, from $3.6 million for the nine months ended September 30, 2013 to $4.4 million for the nine months ended September 30, 2014. The increase was primarily due to depreciation of additional leasehold improvements capitalized during 2013 in relation to enhancements at certain Affiliates’ premises.

U.S. GAAP Other Non-Operating Items of Income and Expense

Other non-operating items of income and expense consist of:

i.                  investment income;

ii.               interest income; and

iii.            interest expense.

Investment Income

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Investment income increased $0.6 million, or 24.0%, from $2.5 million for the nine months ended September 30, 2013 to $3.1 million for the three months ended September 30, 2014, reflecting improved performance at our equity-accounted Affiliates.

Nine months ended September 30, 2014: Investment income increased $2.8 million, or 45.9%, from $6.1 million for the nine months ended September 30, 2013 to $8.9 million for the nine months ended September 30, 2014, reflecting improved performance at our equity-accounted Affiliates.

Interest Income

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Interest income amounted to zero for each of the three months ended September 30, 2013 and 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Interest income decreased $0.2 million, or 66.7%, from $0.3 million for the nine months ended September 30, 2013 to $0.1 million for the nine months ended September 30, 2014. The decrease was primarily due to a reduction in balances of interest bearing accounts.

Interest Expense

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Interest expense, primarily related to long-term debt owed to our Parent, decreased $0.8 million, or 4.6%, from $17.4 million for three months ended September 30, 2013 to $16.6 million for the three months ended September 30, 2014. The decrease was principally due to reductions in the principal balance of our revolving credit facility with our Parent combined with a reduction in the rate payable on the undrawn balance.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Interest expense decreased $5.4 million, or 9.8%, from $55.2 million for the nine months ended September 30, 2013 to $49.8 million for the nine months ended September 30, 2014. The decrease was principally due to reductions in the principal balance of our revolving credit facility with our Parent combined with a reduction in the rate payable on the undrawn balance.

On September 29, 2014, our Parent made a capital contribution consisting of the entire outstanding balance of the related party term loan and the related party revolving credit facility.

U.S. GAAP Income Tax Expense (Benefit)

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Income tax expense was $4.9 million for the three months ended September 30, 2013 as compared to a benefit of $6.0 million for the three months ended September 30, 2014. The change was due to a loss from continuing operations before tax attributable to controlling interests related to a purchase of Affiliate equity and a decrease in the forecasted tax rate, largely resulting from reorganization of the corporate structure and the Company’s debt arrangements.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Income tax expense was $10.8 million for the nine months ended September 30, 2013 and $10.2 million for the nine months ended September 30, 2014. The decrease of $0.6 million, or 5.6%, reflected a decrease in the forecasted tax rate, largely resulting from reorganization of the corporate structure and the Company’s debt arrangements.

U.S. GAAP Consolidated Funds

Revenue from consolidated Funds relates primarily to sales of timber in consolidated Funds, while expenses from consolidated Funds represent the cost of those sales and third-party financing costs associated with the timber assets acquired by those Funds. Timber assets are carried at cost and prior to the liquidation of the timber Fund assets, the costs of growing the timber will often outweigh the periodic revenues, resulting in a net operating loss under U.S. GAAP. The entire net income or loss of all consolidated Funds, excluding any income or loss attributable to co-investments we make in the Funds, is included in non-controlling interest in our Condensed Consolidated Financial Statements and is not included in the net income (loss) attributable to controlling interests or in management fees.

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Consolidated Funds’ revenue increased $15.8 million, or 17.0%, from $92.7 million for the three months ended September 30, 2013 to $108.5 million for the three months ended September 30, 2014. Consolidated Funds’ expenses increased $12.5 million, or 11.0%, from $113.7 million for the three months ended September 30, 2013 to $126.2 million for the three months ended September 30, 2014. These increases in both revenues and expenses were mainly due to increased sales in consolidated timber Funds. Consolidated Funds’ investment gain decreased $1.9 million, or 10.6%, from $17.9 million for the three months ended September 30, 2013 to $16.0 million for the three months ended September 30, 2014. The net loss on consolidated Funds decreased $1.4 million, or 45.2%, from $(3.1) million for the three months ended September 30, 2013, to $(1.7) million for the three months ended September 30, 2014, primarily due to increases in timber sales. Of these losses, $9.0 million in 2013 and $6.6 million in 2014 were attributable to the continuing operations of non-controlling interests in consolidated Funds. Amounts attributable to controlling interests were gains of $5.9 million in 2013 and $4.9 million in 2014, primarily representing management fees earned by our Affiliates.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Consolidated Funds’ revenue increased $39.7 million, or 12.4%, from $320.5 million for the nine months ended September 30, 2013 to $360.2 million for the nine months ended September 30, 2014. Consolidated Funds’ expenses increased $25.5 million, or 5.7%, from $449.1 million for the nine months ended September 30, 2013 to $474.6 million for the nine months ended September 30, 2014. These increases in both revenues and expenses were mainly due to increased sales in consolidated timber Funds. Consolidated Funds’ investment gain decreased $1.7 million, or 3.5%, from $49.2 million for the nine months ended September 30, 2013 to $47.5 million for the nine months ended September 30, 2014, predominately due to lower returns realized in the third quarter of 2014. The net loss from consolidated Funds decreased $12.5 million, or 15.7%, from $(79.4) million for the nine months ended September 30, 2013, to $(66.9) million for the nine months ended September 30, 2014, primarily due to the increase in timber sales. Of these losses, $95.6 million in the first nine months of 2013 and $82.0 million in the first nine months of 2014 were attributable to the continuing operations non-controlling interests in consolidated Funds.

Amounts attributable to controlling interests were gains of $16.2 million for the nine months ended September 30, 2013 and $15.1 million for the nine months ended September 30, 2014, primarily representing management fees earned.

Discontinued Operations

In the fourth quarter of 2013, we began to wind down the operations of Echo Point Investment Management, which was substantially completed in the first quarter of 2014. In the second quarter of 2014, we transferred a former Affiliate, Rogge Global Partners plc, or Rogge, to our Parent. Both of these businesses are included in our discontinued operations.

Three months ended September 30, 2014 compared to three months ended September 30, 2013: The result from discontinued operations decreased $2.0 million, from a profit of $2.0 million net of tax for the three months ended September 30, 2013 to $0.0 million for the three months ended September 30, 2014. The net amount attributable to controlling interests increased $2.1 million, from $(0.8) million for the three months ended September 30, 2013 to $1.3 for the three months ended September 30, 2014, with the balance attributable to non-controlling interests in consolidated Funds of discontinued operations. Gain (loss) on disposal was $0.0 million for the three months ended September 30, 2013 and $1.3 million for the three months ended September 30, 2014, representing disposal proceeds in each respective period. All of our discontinued operations were wound down or transferred to our Parent prior to the third quarter of 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: The net consolidated loss from discontinued operations decreased $2.6 million, or 56.5%, from a loss of $4.6 million for the nine months ended September 30, 2013 to a loss of $2.0 million for the nine months ended September 30, 2014, in each case net of tax. The net amount attributable to controlling interests decreased $6.8 million, from $3.8 million for the nine months ended September 30, 2013 to $(3.0) million for the nine months ended September 30, 2014, with the balance attributable to non-controlling interests in consolidated Funds of discontinued operations. Gain (loss) on disposal increased $4.7 million from $(1.0) million during the first nine months of 2013 to $3.7 million during the first nine months of 2014, representing adjustments to disposal proceeds on previously disposed Affiliates.

Non-GAAP Supplemental Performance Measure

Economic Net Income

As supplemental information, we provide a non-GAAP performance measure that we refer to as economic net income, or ENI, which represents our management’s view of the underlying economic earnings generated by us. We use ENI to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. These ENI adjustments include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP. Adjustments to U.S. GAAP results in the calculation of ENI include the following:

We re-categorize certain line items on the income statement to reflect the following:

•                  we exclude the effect of Fund consolidation by removing the portion of Fund revenues, expenses and investment return which is not attributable to our shareholders;

•                  we include within management fee revenue any fees paid to Affiliates by consolidated Funds, which are viewed as investment income under U.S. GAAP;

•                  we include our share of earnings from equity-accounted Affiliates within other income, rather than investment income;

•                  we treat sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits;

•                  we identify separately, the fixed and variable components of compensation and benefits expense; and

•                  we identify separately as Affiliate distributions the component of U.S. GAAP compensation that represents earnings shared with Affiliate key employee equity and profit-interest holders.

To reflect the Reorganization, we have excluded:

i.                  notional corporate cost allocations which are non-cash expenses that will not recur following the Offering;

ii.               interest expense historically paid to our Parent, as the related debt was restructured in connection with the Reorganization and the intercompany interest will be eliminated from our consolidated results going forward; and

iii.            historic mark-to-market co-investment gains and losses, because these investments and ongoing returns thereon have been allocated wholly to OMGUK.

We also make the following adjustments to U.S. GAAP results to more closely reflect our economic results:

iv.           we exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownerships interests may in certain circumstances be repurchased by OMAM at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on our balance sheet as a liability. Non-cash movements in the value of this liability are treated as compensation expense under U.S. GAAP. However, any equity or profit interests repurchased by OMAM can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit-interest plans have been designed to ensure OMAM is never required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve month period. OMAM may also choose to retain repurchased Affiliate equity or profit interests, entitling us to an additional share of future Affiliate earnings that represents an unrecognized economic asset to us.

v.              we exclude non-cash amortization or impairment expenses related to acquired goodwill and other intangibles as these are non-cash charges that do not result in an outflow of tangible economic benefits from the business.

vi.           we exclude the results of discontinued operations attributable to controlling interests since they are not part of our ongoing business, and restructuring costs incurred in continuing operations which represent an exit from a distinct product or line of business.

vii.        we exclude deferred tax resulting from changes in tax law and expiration of statutes, adjustments for uncertain tax positions, deferred tax attributable to intangible assets and other unusual items not related to current operating results to reflect ENI tax normalization.

We also adjust our income tax expense to reflect any tax impact of our ENI adjustments.

Additional categories of economic net income adjustments that we may make in the future include, but are not limited to:

•                  the exclusion of capital transaction costs, including the costs of raising debt or equity, gains or losses realized as a result of redeeming debt or equity and direct incremental costs associated with acquisitions of businesses or assets.

•                  the exclusion of seed capital and co-investment gains, losses and related financing costs. The net returns on these investments are considered and presented separately from ENI because ENI is primarily a measure of our earnings from managing client assets, which therefore differs from earnings generated by our investments in Affiliate products, which can be variable from period to period.

•                  the exclusion of non-contractual, non-cash interest expense recognized under U.S. GAAP in connection with the unwinding of discount rates implicit in long-term financial liabilities.

•                  the inclusion of cash tax benefits associated with deductions allowed for acquired intangibles and goodwill that are not recognized within earnings under U.S. GAAP.

Reconciliation of Economic Net Income to U.S. GAAP Net Income for the Three and Nine Months Ended September 30, 2014, and 2013

The following table reconciles net income attributable to controlling interests to economic net income for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
($ in millions)	2014	2013	2014	2013
U.S. GAAP net income attributable to controlling interests	$(1.7)	$6.9	$17.4	$18.6
Adjustments related to restructuring and reorganization actions undertaken in connection with the Company’s initial public offering:
i Non-cash notional parent corporate cost allocation	1.8	1.0	3.4	2.2
ii Intercompany interest expense	16.6	17.4	49.8	55.2
iii Co-investment (gain)	(0.5)	(1.6)	(2.6)	(0.6)
Adjustments to reflect the economic earnings of the Company:
iv Non-cash key employee-owned equity and profit-interest revaluations	40.2 *	10.9	57.1 *	31.3
v Amortization and impairment of goodwill and acquired intangible assets	—	—	0.1	0.1
vi Discontinued operations attributable to controlling interests and restructuring	(0.9)	0.5	5.4	(3.8)
vii ENI tax normalization	(1.7)	0.3	(3.5)	(0.5)
Tax effect of above adjustments	(16.2)	(3.7)	(22.8)	(12.4)
Economic net income after taxes	$37.6	$31.7	$104.3	$90.1

* Includes $31.6 million related to the purchase of additional ownership interests in an Affiliate.

Limitations of Economic Net Income

Economic net income is the key measure our management uses to evaluate the financial performance of, and make operational decisions for, our business. Economic net income is not a substitute for net income or other performance measures that are derived in accordance with U.S. GAAP. Furthermore, our calculation of economic net income may differ from similarly titled measures provided by other companies.

Because the calculation of economic net income excludes certain ongoing expenses, including goodwill amortization expense and certain compensation costs, it has certain material limitations and should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings.

Non-GAAP ENI Results of Operations for the three and nine months ended September 30, 2014 and 2013

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
($ in millions)	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Economic Net Income
Management fees	$152.3	$125.7	$26.6	$437.9	$363.8	$74.1
Performance fees	2.9	2.5	0.4	5.3	10.8	(5.5)
Other income, including equity-accounted subsidiaries	3.8	1.2	2.6	7.8	6.9	0.9
Total ENI Revenue	159.0	129.4	29.6	451.0	381.5	69.5
Fixed compensation & benefits	29.0	26.5	2.5	88.5	80.3	8.2
General and administrative expenses	24.1	18.9	5.2	64.8	54.4	10.4
Depreciation and amortization	1.6	1.2	0.4	4.4	3.6	0.8
Total ENI Operating Expenses	54.7	46.6	8.1	157.7	138.3	19.4
Earnings before variable compensation	104.3	82.8	21.5	293.3	243.2	50.1
Variable compensation	43.7	36.1	7.6	123.9	111.2	12.7
Earnings after variable compensation	60.6	46.7	13.9	169.4	132.0	37.4
Affiliate key employee distributions	11.1	6.6	4.5	28.7	18.4	10.3
Earnings after Affiliate key employee distributions	49.5	40.1	9.4	140.7	113.6	27.1
Interest Income	—	—	—	0.1	0.3	(0.2)
Pre-Tax Economic Net Income	49.5	40.1	9.4	140.8	113.9	26.9
Tax on economic net income	11.9	8.4	3.5	36.5	23.8	12.7
Economic Net Income	$37.6	$31.7	$5.9	$104.3	$90.1	$14.2

ENI operating margin before affiliate key employee distributions*	38%	36%		38%	35%
ENI operating margin after affiliate key employee distributions**	31%	31%		31%	30%
ENI operating expense / management fee revenue	36%	37%		36%	38%
Variable compensation / earnings before variable compensation	42%	44%		42%	46%
Affiliate key employee distributions / earnings before Affiliate key employee distributions	18%	14%		17%	14%
Effective ENI tax rate***	24%	21%		26%	21%
Adjusted EBITDA	$51.1	$41.3		$145.2	$117.5

*  ENI operating margin before Affiliate key employee distributions is calculated based on earnings after variable compensation divided by ENI Revenue.

** ENI operating margin after Affiliate key employee distributions is calculated based on earnings after Affiliate key employee distributions divided by ENI Revenue.

*** Based on projected levels of economic net income and excluding impacts from other reconciling tax adjustments, the expected effective economic net income tax rate after the Reorganization would approximate 28.0%-30.0% assuming a generally fixed proportion of deductible interest to pre-tax economic net income.

ENI Revenues

The following table reconciles U.S. GAAP Revenue to ENI Revenue for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
U.S. GAAP Revenue	$260.0	$209.7	$789.8	$680.3
Include investment return on equity-accounted affiliates	2.6	1.0	6.2	5.5
Exclude revenue from consolidated Funds attributable to non-controlling interests	(103.6)	(81.3)	(345.0)	(304.3)
ENI Revenues	$159.0	$129.4	$451.0	$381.5

Our ENI Revenues principally consist of:

i.                  management fees earned based on the level of assets under management (including management fees earned on Funds which are consolidated under U.S. GAAP);

ii.               performance fees earned when our Affiliates’ investment performance over agreed time periods for certain clients has met or exceeded pre-determined hurdles; and

iii.            other income, predominantly composed of earnings of our equity-accounted Affiliates.

Management Fees

Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.

Our average basis points by asset class (including both consolidated Affiliates that are included, and equity-accounted Affiliates that are not included in management fee revenue) over each of the periods indicated were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		Basis		Basis		Basis		Basis
($ in millions, except AUM data in billions)	Revenue	Pts	Revenue	Pts	Revenue	Pts	Revenue	Pts
U.S. equity	$50.6	24	$45.4	25	$148.0	24	$127.9	25
Global / non-U.S. equity	87.4	42	67.9	42	248.7	42	198.5	42
Fixed income	8.1	22	7.4	23	23.5	22	22.2	23
Alternative, real estate & timber	34.0	42	29.8	41	99.2	42	86.9	41
Weighted average fee rate on average AUM	$180.1	33.1	$150.5	33.4	$519.4	33.5	$435.5	33.8
Less: Revenue from equity-accounted Affiliates	(27.8)		(24.8)		(81.5)		(71.7)
ENI management fee revenue	$152.3	32.1	$125.7	32.3	$437.9	32.4	$363.8	32.7
Average AUM	216.0		178.7		207.6		172.4
Average AUM excluding equity accounted Affiliates	188.5		154.4		180.8		148.6

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Management fees increased $26.6 million, or 21.2%, from $125.7 million for the three months ended September 30, 2013 to $152.3 million for the three months ended September 30, 2014. The Company’s average assets under management of consolidated Affiliates was $154.4 billion earning an average fee rate of 32.3 bps for the three months ended September 30, 2013, while for the three months ended September 30, 2014, the average assets under management of consolidated Affiliates was $188.5 billion earning an average fee rate of 32.1 bps.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Management fees increased $74.1 million, or 20.4%, from $363.8 million for the nine months ended September 30, 2013 to $437.9 million for the nine months ended September 30, 2014. The Company’s average assets under management of consolidated Affiliates was $148.6 billion earning an average fee rate of 32.7 bps for the nine months ended September 30, 2013, while for the nine months ended September 30, 2014, the average assets under management of consolidated Affiliates was $180.8 billion earning an average fee rate of 32.4 bps.

Performance Fees

Gross performance fees earned (excluding performance fees at equity-accounted Affiliates) were 1.8% of ENI revenue in the three months ended September 30, 2014 and 1.9% of ENI revenue in the three months ended September 30, 2013. Gross performance fees earned (excluding performance fees at equity-accounted Affiliates) were 2.8% of ENI revenue in the nine months ended September 30, 2013 and 1.2% of ENI revenue in the nine months ended September 30, 2014. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Gross performance fees included in ENI Revenue	$2.9	$2.5	$5.3	$10.8
Allocated to Affiliate key employees (through variable compensation and distributions)	1.3	1.3	2.5	5.1
Net performance fees included in ENI after key employee distributions	$1.6	$1.2	$2.8	$5.7
Percentage of performance fees accruing to OMAM	55%	48%	53%	53%

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Performance fees increased $0.4 million, or 16.0%, from $2.5 million for the three months ended September 30, 2013 to $2.9 million for the three months ended September 30, 2014. The increase was due to improved performance in equity products.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Performance fees decreased $5.5 million, or 50.9%, from $10.8 million for the nine months ended September 30, 2013 to $5.3 million for the nine months ended September 30, 2014. The decrease was primarily due to approximately $7.5 million in performance fees related to an emerging markets product that was not repeated in the first nine months of 2014.

Other Income

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Other income increased $2.6 million, or 216.7%, from $1.2 million for the three months ended September 30, 2013 to $3.8 million for the three months ended September 30, 2014 due in part to higher earnings at equity-accounted Affiliates.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Other income increased $0.9 million, or 13.0%, from $6.9 million for the nine months ended September 30, 2013 to $7.8 million for the nine months ended September 30, 2014, primarily as a result of a higher earnings at equity-accounted Affiliates.

ENI Operating Expenses

Our ENI operating expenses principally consist of:

i.                  fixed compensation and benefits paid to our employees;

ii.               general and administrative expenses, including sales-based compensation; and

iii.            depreciation and amortization.

Fixed Compensation and Benefits Expense

Our most significant category of operating expense is fixed compensation and benefits awarded to our and our Affiliates’ employees. Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided.  The following table reconciles U.S. GAAP compensation expense for the three and nine months ended September 30, 2014, and 2013 to ENI fixed compensation and benefits expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Total U.S. GAAP compensation expense	$128.7	$82.9	$310.0	$248.8
Affiliate key employee equity revaluations excluded from ENI	(40.2)	(10.9)	(57.1)	(31.3)
Sales-based compensation reclassified to ENI general & administrative expenses	(4.7)	(2.8)	(11.8)	(7.6)
Affiliate key employee distributions	(11.1)	(6.6)	(28.7)	(18.4)
Variable compensation	(43.7)	(36.1)	(123.9)	(111.2)
ENI fixed compensation and benefits	$29.0	$26.5	$88.5	$80.3

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Fixed compensation and benefits expense increased $2.5 million, or 9.4%, from $26.5 million for the three months ended September 30, 2013 to $29.0 million for the three months ended September 30, 2014. This increase reflects increases in head count at certain Affiliates, normal increases in base salaries, wages and benefits, as well as higher average costs of medical benefit programs provided to our and our Affiliates’ employees.  Our ratio of ENI fixed compensation and benefits to ENI management fee revenue was 21.1% for the three months ended September 30, 2013 and 19.0% for the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Fixed compensation and benefits expense increased $8.2 million, or 10.2%, from $80.3 million for the nine months ended September 30, 2013 to $88.5 million for the nine months ended September 30, 2014. This increase reflects increases in head count at certain Affiliates, normal increases in base salaries, wages and benefits, as well as higher average costs of medical benefit programs provided to our and our Affiliates’ employees.  Our ratio of ENI fixed compensation and benefits to ENI management fee revenue was 22.1% for the nine months ended September 30, 2013 and 20.2% for the nine months ended September 30, 2014.

General and Administrative Expense

After compensation and benefits, the next most significant category of costs is our general and administrative expenses, which include significant fixed costs such as rent and facilities charges, travel and entertainment expenses, data and systems expenses, insurance, consultancy costs and legal and accounting fees. Sales-based compensation is also included in general and administrative expenses.

Three months ended September 30, 2014 compared to three months ended September 30, 2013: General and administrative expense increased $5.2 million, or 27.5%, from $18.9 million for the three months ended September 30, 2013 to $24.1 million for the three months ended September 30, 2014, driven by higher sales-based compensation due to increases in the sales of incremental assets under management for which commissions are calculated, as well as increased legal and consulting expenses in connection with succession planning activities. Sales-based compensation included in general and administrative expenses was $2.8 million for the three months ended September 30, 2013 and $4.8 million for the three months ended September 30, 2014, an increase of $2.0 million, or 71.4%.  General and administrative expenses excluding sales-based compensation were $16.1 million for the three months ended September 30, 2013 and $19.3 million for the three months ended September 30, 2014, an increase of $3.2 million, or 19.9%.  Total general and administrative expense as a percentage of ENI management fee revenue was 15.0% for the three months ended September 30, 2013 and 15.8% for the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: General and administrative expense increased $10.4 million, or 19.1%, from $54.4 million for the nine months ended September 30, 2013 to $64.8 million for the nine months ended September 30, 2014, driven by higher rent and commission expense, period over period, as well as increased consulting expenses in connection with succession planning and restructuring activities. Sales-based compensation included in general and administrative expenses was $7.6 million for the nine months ended September 30, 2013 and $11.8 million for the nine months ended September 30, 2014, an increase of $4.2 million, or 55.2%.  General and administrative expenses excluding sales-based compensation were $46.8 million for the nine months ended September 30, 2013 and $53.0 million for the nine months ended September 30, 2014, and increase of $6.2 million, or 13.2%.  Total general and administrative expense as a percentage of ENI management fee revenue was 15.0% for the nine months ended September 30, 2013 and 14.8% for the nine months ended September 30, 2014.

Depreciation and Amortization Expense

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Depreciation and amortization expense increased $0.4 million, or 33.3%, from $1.2 million for the three months ended September 30, 2013 to $1.6 million for the three months ended September 30, 2014. The increase was primarily due to additional leasehold improvements capitalized during 2013 in relation to enhancements of certain Affiliates’ premises.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Depreciation and amortization expense increased $0.8 million, or 22.2%, from $3.6 million for the nine months ended September 30, 2013 to $4.4 million for the nine months ended September 30, 2014. The increase was primarily due to additional leasehold improvements capitalized during 2013 in relation to enhancements of certain Affiliates’ premises.

ENI Variable Compensation and Affiliate Key Employee Distributions

Variable Compensation

For Affiliate employees, variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. For holding company employees, variable compensation is awarded on a discretionary basis based on performance relative to objectives and following the Offering, may be paid in the form of cash, OMAM shares, or share-linked units. Non-cash variable compensation awards typically vest over several years and are recognized as an amortization expense as services are rendered over that period.

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Variable compensation increased $7.6 million, or 21.1%, from $36.1 million for the three months ended September 30, 2013 to $43.7 million for the three months ended September 30, 2014, driven by higher pre-variable compensation earnings. Our ratio of variable compensation expense to earnings before variable compensation was 42% for the three months ended September 30, 2014 and 44% for the three months ended September 30, 2013, with the decrease driven by timing of equity and profits-interest awards and additional scale realized at the holding company.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Variable compensation increased $12.7 million, or 11.4%, from $111.2 million for the nine months ended September 30, 2013 to $123.9 million for nine months ended September 30, 2014, principally driven by higher earnings before variable compensation at our Affiliates, offset in part by higher charges in the first nine months of 2013 in connection with central headcount reduction as well as a Value Incentive Plan that vested during 2013, neither of which recurred in the first nine months of 2014. Our ratio of variable compensation to earnings before variable compensation was 42% for the nine months ended September 30, 2014 and 46% for the nine months ended September 30, 2013, with the decrease driven by timing of equity and profits-interest awards and additional scale realized at the holding company.

Affiliate Key Employee Distribution

Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. At certain Affiliates, OMAM is entitled to an initial preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions, whereas for profits above the threshold the key employee distribution amount would be calculated based on the key employee ownership percentages, which range from approximately 15.0%-35.0% at our consolidated Affiliates.

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Affiliate key employee distributions increased $4.5 million, or 68.2%, from $6.6 million for the three months ended September 30, 2013 to $11.1 million for the three months ended September 30, 2014. Increases were due to higher Affiliate profits after variable compensation and higher effective Affiliate key employee ownership following additional purchases of Affiliate equity and profit interests. The increase also reflects the preference structure of certain distribution plans described above, which provide for a distribution preference to us before Affiliate key employees participate in the profits of their firms. Our ratio of Affiliate key employee distributions to earnings before Affiliate key distributions was 18% for the three months ended September 30, 2014 and 14% for the three months ended September 30, 2013. In aggregate, key employee ownership levels are expected to remain constant after 2014 once the ownership percentages of key employees in their respective Affiliates reach the maximum amount under our agreements with the respective Affiliates, and the ratio of key employee distributions to earnings after variable compensation will reduce to approximately 16%, taking into account the repurchase of a portion of one Affiliate’s equity which occurred on October 9, 2014 pursuant to the Reorganization described herein.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013:Affiliate key employee distributions increased $10.3 million, or 56.0%, from $18.4 million for the nine months ended September 30, 2013 to $28.7 million for the nine months ended September 30, 2014, primarily due to both higher Affiliate earnings after variable compensation, as well as higher effective Affiliate key employee ownership through additional purchases of Affiliate equity by key employees and the manner in which various equity distribution plans are structured. Our ratio of Affiliate key employee distributions to earnings before Affiliate key distributions was 17% for the nine months ended September 30, 2014 and 14% for the nine months ended September 30, 2013. In aggregate, key employee ownership levels are expected to remain constant after 2014 once the ownership percentages of key employees in their respective Affiliates reach the maximum amount under our agreements with the respective Affiliates.

Tax on Economic Net Income

Three months ended September 30, 2014 compared to three months ended September 30, 2013: Tax on economic net income for the three months ended September 30, 2013 was $8.4 million and for the three months ended September 30, 2014 was $11.9 million, an increase of $3.5 million or 41.7%. The increase was primarily due to an increase in profits and a decrease in interest expense.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013: Tax on economic net income for the nine months ended September 30, 2013 was $23.8 million and for the nine months ended September 30, 2014 was $36.5 million, an increase of $12.7 million, or 53.4%.  The increase was primarily due to an increase in profits and a decrease in interest expense.

Liquidity and Debt

Supplemental Liquidity Measure — Adjusted EBITDA

As supplemental information, we provide information regarding Adjusted EBITDA, which we define as economic net income before income taxes, depreciation and amortization. We consider Adjusted EBITDA to be a non-GAAP liquidity measure that we provide in addition to, but not as a substitute for, cash flows from operating activities. It should therefore be noted that our calculation of Adjusted EBITDA may not be consistent with Adjusted EBITDA as calculated by other companies. We believe Adjusted EBITDA is a useful liquidity metric because it indicates our ability to make further investments in our business, service debt and meet working capital requirements.

The following table reconciles Adjusted EBITDA to economic net income for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Economic Net Income	$37.6	$31.7	$104.3	$90.1
Depreciation and amortization	1.6	1.2	4.4	3.6
Tax on Economic Net Income	11.9	8.4	36.5	23.8
Adjusted EBITDA	$51.1	$41.3	$145.2	$117.5

The following table reconciles operating cash flows from continuing operations excluding consolidated Funds to Adjusted EBITDA for the nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating cash flows from continuing operations	$78.6	$65.8	$65.1	$71.3
Interest expense	16.6	17.4	49.7	55.1
Current and deferred taxes	(0.4)	6.5	(2.1)	4.0
Gains on equity method investments, net of distributions	(2.8)	—	(0.6)	(9.7)
Non-cash equity-based compensation	(5.5)	(3.8)	(13.2)	(10.6)
Changes in current assets and liabilities and other	(35.4)	(44.6)	46.3	7.4
Adjusted EBITDA	$51.1	$41.3	$145.2	$117.5

Limitations of Adjusted EBITDA

As a non-GAAP, unaudited liquidity measure, Adjusted EBITDA has certain material limitations. It does not include cash costs associated with capital transactions and excludes certain U.S. GAAP expenses that fall outside the definition of EBITDA. Each of these categories of expense represents costs to us of doing business, and therefore any measure that excludes any or all of these categories of expense has material limitations.

Cash Flows

The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds.

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in)(1)(2)
Operating activities	$65.1	$71.3
Investing activities	(8.6)	(2.1)
Financing activities	(37.1)	(59.7)

(1)           Excludes consolidated Funds.

(2)           Cash flow data shown only includes cash flows from continuing operations.

Historically, our most significant uses of cash collected through Affiliate earnings have been related to funding intercompany interest and debt arrangements with our Parent. Other short-term uses of cash have included compensation and general and administrative expenses for our Boston-based office. We may use any retained cash to invest in our business.

Comparison for the Nine Months Ended September 30, 2014 and 2013

Net cash provided by operating activities of continuing operations excluding consolidated Funds decreased $6.2 million, from net cash provided of $71.3 million for the nine months ended September 30, 2013 to net cash provided of $65.1 million for the nine months ended September 30, 2014, driven by higher annual variable compensation payments made to Affiliate key employees, due to higher earnings. Net cash used in investing activities of continuing operations excluding consolidated Funds increased $6.5 million, from $2.1 million used for the nine months ended September 30, 2013 to $8.6 million used for the nine months ended September 30, 2014, driven primarily by $11.0 million in contingent payments for Affiliate equity in 2014 offset by the net sale of investment securities. Net cash used in financing activities of continuing operations excluding consolidated Funds decreased $22.6 million, or 37.9%, from $59.7 million used for the nine months ended September 30, 2013 to $37.1 million used for the nine months ended September 30, 2014, due to the repayment of long-term debt.

Future Capital Needs

We believe that our available cash and cash equivalents to be generated from operations will be sufficient to fund current operations and capital requirements for at least the next twelve months. Over the longer term, we expect that cash flow from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and future investment requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.

Long-Term Debt

Our long-term debt outstanding consisted of a related party term loan and a related party revolving credit facility, both due to our Parent. Certain Funds included in our Condensed Consolidated Financial Statements also include long-term debt obligations to both related parties and third parties, none of which are attributable to our controlling interest holders.

The following table summarizes our various historical financing arrangements, excluding consolidated Funds:

	Amounts outstanding at
	September 30,	December 31,
($ in millions)	2014	2013	Interest rate	Maturity
Long term debt of OMAM
Related party obligations:
Revolving credit facility	$—	$140.7	LIBOR + 5.58% + 0.50% fee on undrawn amounts.	March 31, 2018
Term loan one	—	900.0	6.34%	September 30, 2015
Loan note one	175.0	—	3.00%	September 29, 2015
Loan note two	37.0	—	0.00%	September 29, 2024
Third party obligations:
Term loan two	—	2.5	5.23%	August 15, 2014
Total long term debt	$212.0	$1,043.2

On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Piece, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the “Credit Facility”). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million.  The Credit Facility has a maturity date of October 15, 2019.  Borrowings under the facility will bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of our total consolidated indebtedness to Adjusted EBITDA (a “Leverage Ratio”) until either Moody’s Investor Service, Inc. or Standard & Poor’s has assigned an initial rating to our senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or our credit rating, at which time such additional amount will be based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such additional amount will be based on our credit rating. In addition, we will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such amount will be based on our credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x. On October 15, 2014, we drew $177.0 million on this facility of which $175.0 million was paid to our Parent to satisfy loan note one pursuant to the Reorganization described more fully in Note 1 of the Condensed and Consolidated Financial Statements.  As we are yet to receive a credit rating and in accordance with terms of the Credit Facility an interest rate of LIBOR plus a margin of 1.50% and commitment fee rate of 0.25% is being charged.  At September 30, 2014, our pro forma ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.0x.

Reorganization Refinancing

Pursuant to the Reorganization, our Parent made a capital contribution of the revolving credit facility and the term loan one.  On September 29, 2014, we entered into Loan note one and Loan note two with our Parent. Loan note one was issued in the amount of $175.0 million, accrues interest at 3% per annum and is payable in full on its maturity date, September 29, 2015. Loan note two was issued in the amount of $37.0 million and does not bear interest. Loan note two has a ten year term and calls for quarterly repayments amounting to the greater of the Company’s excess cash, as defined, or $1.0 million, whichever is greater. We repaid loan note one on October 15, 2014 upon the closing of our revolving credit facility.

Critical Accounting Policies and Estimates

There have been no updates to our critical accounting policies from those disclosed as of December 31, 2013 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our prospectus filed on October 9, 2014 in connection with our Offering.

Forward Looking Statements

This Quarterly Report includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business, anticipated future performance of our business, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed under the heading “Risk Factors” in our prospectus for our Offering filed with the SEC on October 9, 2014.  Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this prospectus and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 3.  Qualitative and Quantitative Disclosures Regarding Market Risk

Market Risk

Our exposure to market risk is directly related to the role of our Affiliates as asset managers. Substantially all of our investment management revenues are derived from our Affiliates’ agreements with their clients. Under these agreements, the revenues we receive are based on the value of our assets under management or the investment performance on client accounts for which we earn performance fees. Accordingly, our revenues and net income may decline as a result of our assets under management decreasing due to depreciation of our investment portfolios. In addition, such depreciation could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenues and net income to decline further.

Our model for assessing the impact of market risk on our results uses September 30, 2014 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on September 30, 2014. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended September 30, 2014.

Our profit sharing economic structure results in a sharing of market risk between us and our employees. Approximately 50% of our ENI cost structure is variable, representing variable compensation and Affiliate key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-effected at our statutory combined state and federal rate of 40.2% to calculate profit after tax.

The value of our assets under management was $213.8 billion as of September 30, 2014. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $70.8 million based on our current weighted average fee rate of 33.1 basis points, including equity-accounted Affiliates. Approximately $72.0 billion, or 34%, of our AUM are in accounts subject to performance fees. Of these assets, approximately 80% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $1.3 million impact to our gross performance fees based on our trailing twelve month performance fees of $12.6 million as of September 30, 2014. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $22.7 million in our post-tax economic net income, given our current cost structure and operating model.

Equity market risk, interest rate risk, and foreign currency risk are the market risks that could have the greatest impact on our management fees, performance fees and our business profitability. Impacts on our management and performance fees can be calculated based on the percentage of AUM constituting equity investments, fixed income investments, or foreign currency denominated investments, respectively, multiplied by the relevant weighted average management fee and performance fee attributable to that asset class.

•                  Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles; excluding REITS) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $166.6 billion of equity assets under management to increase or decrease by $16.7 billion, resulting in a change in annualized management fee revenue of $54.0 million and an annual change in post-tax economic net income of approximately $17.9 million, given our current cost structure, operating model, and weighted average equity fee rates of 32 basis points at the mix of strategies as of September 30, 2014. Approximately $53.5 billion, or 32%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.3 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•                  Foreign currency AUM includes equity, alternative, and debt instruments denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $72.2 billion of foreign currency denominated AUM to increase or decrease by $7.2 billion, resulting in a change in annualized management fee revenue of $31.9 million and an annual change in post-tax economic net income of $11.1 million, based on weighted average fees earned on our foreign currency denominated AUM of 44 basis points at the mix of strategies as of September 30, 2014. Approximately $14.0 billion, or 19%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.2 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•                  Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States and non-U.S. markets. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $14.6 billion, would cause AUM to rise or fall by approximately $1.5 billion. Based on our fixed income weighted average fee rates of 22 basis points, annualized management fees would change by $3.2 million and post-tax economic net income would change by $1.0 million annually. A change in interest rates would also impact interest expense on our $177.0 million of third party floating rate debt which is outstanding following the Reorganization and the Offering.  Interest paid on our debt would go up or down by $1.8 million if interest rates increased or decreased by 100 basis points. There are currently no fixed income accounts earning performance fees as of the twelve months ended September 30, 2014.

Our investment income includes investments in funds and Affiliates accounted for under the equity method. Investments in funds accounted for under the equity method are primarily invested in real assets (real estate and timber), a majority of which are denominated in foreign currency. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would result in a change in annualized investment income of approximately $2.9 million and an annual change in post-tax economic net income of approximately $1.8 million. Exposure to market risks for Affiliates accounted for under the equity method is immaterial and is included in the analysis above.

While the analysis above assumes that market changes occur in a uniform manner across the relevant portfolio, because of our declining fee rates for larger relationships and differences in our fee rates across asset classes, a change in the composition of our assets under management, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rate.

As is customary in the asset management industry, clients invest in particular strategies to gain exposure to certain asset classes, which exposes their investment to the benefits and risks of such asset classes. We have not adopted a corporate-level risk management policy regarding client assets, nor have we attempted to hedge at the corporate level or within individual strategies the market risks that would affect the value of our overall assets under management and related revenues. Any reduction in the value of our assets under management would result in a reduction in our revenues. Furthermore, as further discussed in our significant accounting policies, we are required to consolidate certain Funds and negative returns in our investment strategies could result in reductions in the assets of consolidated Funds included in our consolidated balance sheets

Item 4.  Controls and Procedures.

Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we and our Affiliates may be parties to various claims, suits and complaints in the ordinary course of our business. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our prospectus, as filed with the SEC on October 9, 2014, under the heading “Risk Factors.” Our evaluation of risk factors has not changed materially since those discussed in the prospectus.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our formation and the Reorganization, we have issued to OMGUK an aggregate of 120,000,000 ordinary shares. We have also issued to OMGUK one ordinary share, nominal value $1.00 per share, and 50,000 ordinary shares, nominal value £1 per share, each of which were repurchased by us in connection with the Reorganization. Each issuance of ordinary shares was made pursuant to the exemption from registration in Section 4(a)(2) of the Securities Act because the offer and issuance of the ordinary shares did not involve a public offering.

Item 6.         Exhibits

Exhibit No.	Description

3.1	Memorandum of Association, incorporated herein by reference to Exhibit 3.1 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

3.2	Articles of Association, incorporated herein by reference to Exhibit 3.2 to Registration Statement No. 333-197106 on Form S-1 filed on September 10, 2014.

4.1	Specimen Ordinary Share Certificate, incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.1

Revolving Credit Agreement, dated October 15, 2014, by and among OM Asset Management plc, certain lenders, and Citibank N.A., as administrative agent, with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and joint lead arrangers, incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed on October 20, 2014.

10.2	Employment Agreement with Peter L. Bain, incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.3	Employment Agreement with Linda T. Gibson, incorporated herein by reference to Exhibit 10.3 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.4	OM Asset Management plc Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.5

Seed Capital Management Agreement, dated October 8, 2014, by and among Old Mutual (US) Holdings Inc., Old Mutual plc and certain of its affiliates, Millpencil Limited, Millpencil (U.S.) LP, and MPL (UK) Limited, incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 20, 2014.

10.6

Co-Investment Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2014.

10.7

Intellectual Property License Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and Old Mutual Life Assurance Company (South Africa) Ltd., incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 20, 2014.

10.8

Deferred Tax Asset Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 20, 2014.

10.9

Registration Rights Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 20, 2014.

10.10

Shareholder Agreement, dated October 8, 2014, by and between OM Asset Management plc and Old Mutual plc, incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed on October 20, 2014.

10.11	Form of Deed of Indemnity for Directors, incorporated herein by reference to Exhibit 10.11 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.12

Limited Liability Company Agreement of Barrow, Hanley, Mewhinney & Strauss, LLC, effective January 12, 2010, incorporated herein by reference to Exhibit 10.12 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.13

Fifth Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective August 14, 2014, incorporated herein by reference to Exhibit 10.13 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.14

OM Asset Management plc Non-Employee Directors’ Equity Incentive Plan, incorporated herein by reference to Exhibit 10.14 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.15	Form of Management Registration Rights Agreement, incorporated herein by reference to Exhibit 10.15 to Registration Statement No. 333-197106 on Form S-1 filed on September 10, 2014.

10.16	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.17 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.17	Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.16 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.18

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.19

Form of Restricted Stock Unit Award Agreement for Canadian Employees, incorporated herein by reference to Exhibit 10.19 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.20

Form of Restricted Stock Unit Award Agreement for Hong Kong Employees, incorporated herein by reference to Exhibit 10.20 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.21	Form of Restricted Stock Unit Award Agreement for U.K. Employees, incorporated herein by reference to Exhibit 10.21 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.22	Form of Deed poll Instrument, incorporated herein by reference to Exhibit 10.22 to Registration Statement No. 333-197106 on Form S-1 filed on October 6, 2014.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM Asset Management plc

Dated: November 24, 2014

	By:	/s/ Peter L. Bain
Peter L. Bain President and Chief Executive Officer (principal executive officer)

/s/ Stephen H. Belgrad
Stephen H. Belgrad
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)