Form 10-K
period 2014-12-31
OM Asset Management plc
filed 2015-03-30
CIK 1611702

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36683

OM Asset Management plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	98-1179929 (IRS Employer Identification Number)

5th Floor, Millennium Bridge House
2 Lambeth Hill
London EC4V 4GG, United Kingdom
+44-20-7002-7000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares ($.001 par value)	New York Stock Exchange
(Title of each class)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The registrant completed the initial public offering of its common stock on October 8, 2014. Accordingly, there was no public market for the registrant's common stock as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter. There were 120,000,000 shares of the registrant's common stock outstanding on March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about May 1, 2015 are incorporated by reference into Part III.

Forward-Looking Statements

        This Annual Report on Form 10-K includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business, anticipated future performance of our business, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions, and other statements that are not historical facts. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "can be," "may be," "aim to," "may affect," "may depend," "intends," "expects," "believes," "estimate," "project," and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.

        Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed under the heading "Risk Factors" in Item 1A of this Annual Report on Form 10-K. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Annual Report and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

        Our future revenue, earnings and financial performance may fluctuate due to numerous factors, such as: the earnings of our Affiliates; the total value and composition of our Affiliates' assets under management; the concentration of revenues in limited numbers of Affiliates and asset classes; the quality and autonomous nature of our relations with our Affiliates; our Affiliates' exposure to liability; our ability to grow our Affiliates or acquire new firms; the nature of our Affiliates' advisory agreements; market fluctuations, client investment decisions and investment returns; our or our Affiliates' levels of debt and expenses; our Affiliates' ability to maintain fee levels; the integrity of our and our Affiliates' brands and reputations; our and our Affiliates' ability to limit employee misconduct; our and our Affiliate's ability to manage actual or potential conflicts of interest that may arise in our business; our competitors' performance; the performance and retention of exiting personnel; our or our Affiliates' ability to recruit new personnel; our or our Affiliates ability to launch new products; our reliance on third-party service providers; our and our Affiliates' ability to execute strategies; our and our Affiliates' ability to confirm to compliance guidelines; potential litigation (including administrative or tax proceedings) or regulatory actions; software and insurance costs; our access to capital; fluctuations in and risks associated with real estate and timber markets; modifications of relevant tax laws or interpretations thereof and potential increases in our tax liability; the level of control over us retained by our Parent; and the other factors discussed in Item 1A, "Risk Factors."

        Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to "OMAM" refer to OM Asset Management plc and for all periods after our reorganization (as described in this report, which we refer to as the Reorganization), references to the "Company" refer to OMAM, and references to "we," "our" and "us" refer to OMAM and its consolidated subsidiaries and equity accounted Affiliates, excluding discontinued operations, after giving effect to the Reorganization. For all periods prior to the Reorganization, references to the "Company" refer to Old Mutual (US) Holdings Inc., or OMUSH, a Delaware corporation and indirect, wholly owned subsidiary of OMAM, and references to "we," "our" and "us" refer to OMUSH and its predecessors and their respective consolidated subsidiaries and equity accounted Affiliates, excluding discontinued operations. For periods subsequent to the Reorganization, references to the holding company excluding the Affiliates refer to OMAM Inc., or OMUS, a Delaware corporation and indirect, wholly owned subsidiary of OMAM. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to "Affiliates" or an "Affiliate" refer to the boutique asset management firms in which we have an ownership interest, and references to our Affiliates' sponsored investment entities are "Funds." References in this Annual Report to our "Parent" refer to Old Mutual plc. References to the "Offering" refer to our initial public offering which occurred on October 8, 2014. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any of our Affiliates' products or services, nor is any such information a recommendation for any of our Affiliates' products or services.

Performance measures used in this report

        We present economic net income, or ENI, to help us describe our operating and financial performance. ENI is the key measure our management uses to evaluate the financial performance of, and make operational decisions for, our business. ENI is not audited, and is not a substitute for net income or other performance measures that are derived in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Furthermore, our calculation of ENI may differ from similarly titled measures provided by other companies. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income" for a more thorough discussion of ENI and a reconciliation of ENI to U.S. GAAP net income.

PART I

Item 1.    Business.

Overview

        We are a global, diversified, multi-boutique asset management company with $220.8 billion of assets under management as of December 31, 2014. We currently operate our business through our seven Affiliates. We are currently a majority-owned indirect subsidiary of Old Mutual plc, an international investment, savings, insurance and banking group established in 1845.

        Our business model combines the investment talent, entrepreneurialism, focus and creativity of leading asset management boutiques with the resources and capabilities of a larger firm. We have a permanent partnership structure with our Affiliates that preserves the unique culture that has made each of them successful and provides them with investment and day-to-day operational autonomy. We ensure that key management professionals at each Affiliate retain meaningful levels of equity in their own businesses to maintain strong alignment of interests between us, our Affiliates, their clients, and our shareholders. Our approach to investing in Affiliates includes a profit-sharing arrangement to provide incentives for growth and prudent business management across multiple generations of Affiliate partners.

        We have broad and deep experience in working with boutique asset managers, and we leverage the expertise and resources within our organization to engage actively with our Affiliates and provide them with capabilities generally unavailable to specialist asset management firms. We work with our Affiliates to identify and execute upon growth opportunities for their businesses in areas such as business line expansion and product development, as well as activities critical to the operational success of investment boutiques, including talent management, risk management and compliance support. Our Company-led Global Distribution team complements and enhances the distribution capabilities of our Affiliates. Furthermore, our collaboration with our Affiliates extends to the commitment of seed and co-investment capital to launch new products and investment capital to financially support new growth initiatives. Our business development professionals, all of whom have prior experience executing M&A transactions for asset managers, facilitate growth opportunities for both us and individual Affiliates by sourcing and structuring investments in new Affiliates as well as add-on acquisitions on behalf of existing Affiliates.

        Currently, our business comprises interests in the following Affiliates:

        Our diversification, by Affiliate, asset class, geography and investment strategy, enhances relative earnings stability and provides multiple sources of growth for us. Collectively, our Affiliates offer over 100 distinct, active investment strategies in U.S., global, international and emerging markets equities, U.S. and emerging markets fixed income, and alternative investments, including timber and real estate. In addition, there is significant diversification within each of our Affiliate firms through the breadth of their respective investment capabilities. We believe our Affiliates have generated strong absolute and relative performance records. As of December 31, 2014, the percentage of our revenue represented by assets under management, or AUM, outperforming their investment benchmarks on a one-, three-, and five-year basis was 63%, 66% and 78%, respectively. As a result, our Affiliates have attracted significant net client cash flows in recent periods, aggregating $9.5 billion in positive net flows for the twelve months ended December 31, 2014, representing 4.8% of beginning-of-period AUM.

        Through our Affiliates, we serve a diverse investor base in the institutional and sub-advisory channels in the U.S. and around the world. These clients are highly sophisticated, value the stability and equity ownership of our Affiliates, and typically reward our Affiliates' strong process-driven investment performance with long-term relationships and asset flows. Our sub-advisory clients also provide access to the growing retail and defined-contribution marketplace as decision makers take a more institutional approach to choosing asset management providers. Our Affiliates currently manage assets for non-U.S. clients in 29 countries, including Australia, Canada, Ireland, Japan, the Netherlands, South Africa, South Korea, Switzerland, and the United Kingdom. Our Company-led Global Distribution platform, launched in 2012, has contributed to the increase of our non-U.S. assets under management. As a result of this effort, we have raised $9.2 billion of new client assets for our current seven Affiliates from the start of 2013 through December 31, 2014.

        Net inflows and positive investment performance, in conjunction with the successful execution of our business strategy, have led to growth in revenues and net income. We measure financial performance primarily through ENI, a non-GAAP measure that we believe better reflects our underlying economic performance and returns to shareholders. Our ENI revenues from 2012 through 2014 grew from $450.8 million to $635.4 million, for a compound annual growth rate, or CAGR, of 18.7%. Over this period, our pre-tax ENI grew from $131.3 million to $204.1 million, representing a CAGR of 24.7%. Our U.S. GAAP revenues grew from $703.5 million to $1,056.3 million from 2012 through 2014, representing a CAGR of 22.6%. Our U.S. GAAP net income from continuing operations attributable to controlling interests increased from $24.0 million in 2012 to $55.3 million in 2014, a CAGR of 51.8%. For additional information regarding economic net income, and reconciliations to U.S. GAAP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income."

AUM by Client Type	AUM by Client Location	AUM by Asset Class

Total AUM: $220.8bn

Data as of December 31, 2014

Competitive Strengths

        We believe our success as a multi-boutique asset management company is driven by the following competitive strengths:

        Well-Established, Diverse Affiliates.    Through our seven Affiliates, we are well-diversified by brand, strategy and asset class, providing multiple sources of revenue and growth opportunities for our business across global market cycles, while limiting downside risk. Each Affiliate has its own brand and investment processes and generally operates in distinct asset classes. Our assets under management across Affiliates are invested in both U.S. and global/non-U.S. equities (39.5% and 38.0%, respectively) as well as fixed income and alternative assets. We are also well-diversified by investment strategy within each asset class, with over 100 distinct investment strategy composites. The breadth of our investment capabilities and distinct brand identities appeal to a wide range of clients. We have a well-diversified client base with low levels of client concentration. Our business serves over 600 institutional and sub-advisory clients, with our top 25 client relationships representing approximately 34% of run rate ENI management fee revenue, including our equity-accounted Affiliates, as of December 31, 2014. Total run rate ENI management fee revenue reflects the sum for each account at each of our seven Affiliates, of the product of (a) assets under management in each account at December 31, 2014, multiplied by (b) the relevant management fee rate on that account. This calculation includes the management fees paid by consolidated Funds, as well as all accounts at each of our equity-accounted Affiliates.

        Differentiated Multi-Boutique Model Drives Growth.    Our business is differentiated among multi-boutique asset management firms by our focus on active engagement with our Affiliates to enhance their organic growth potential. We have a two-pronged approach for successfully collaborating with our Affiliate firms. First, we align our interests with those of our Affiliates by providing Affiliate partners with equity in their own firms and through a profit-sharing structure that sets bonuses as a percentage of pre-bonus profit. This structure gives our Affiliate partners meaningful wealth creation opportunities through equity ownership and encourages investments in long-term growth while maintaining an appropriate focus on profitability, efficient capital management and risk control. Second, we offer our Affiliates strategic and financial support to grow and enhance their businesses. Strategic guidance includes helping Affiliates to expand into new products, strategies, geographies or channels, including through lift-outs of new investment teams or the acquisition of add-on businesses, as well as seed and co-investment capital to help launch new investment strategies. In addition, our Company-led Global Distribution team complements and enhances the distribution capabilities of our Affiliates. We also help Affiliates with talent management, risk management and compliance support, as well as other shared services. Utilizing our strategic capabilities enables our Affiliates to capitalize on growth opportunities while maintaining their focus on delivering superior investment performance, innovative offerings, and excellent service to their clients.

        Track Record of Consistent Investment Performance Across Market Cycles.    Our Affiliates have produced strong long-term investment performance across their product offerings, generating consistent outperformance relative to benchmarks. Through December 31, 2014, 81 of our Affiliates' 97 strategies which have performance benchmarks have outperformed their relevant benchmarks since inception. These strategies represent 96% of the total assets in the 97 strategies which have performance benchmarks. Investment performance is calculated on a gross basis, excluding the impact of management, administration, and performance fees. Based on our current average management fee rate, investment returns net of fees would be on average at least 33 bps lower than gross returns. For the rolling 10-year period ending December 31, 2014, approximately 99% of benchmarked assets have outperformed their relevant benchmarks. Our Affiliates' five largest benchmarked investment strategies, Barrow, Hanley, Mewhinney & Strauss (BHMS) Large Cap Value, Acadian Asset Management (AAM) Emerging Markets Equity, AAM Global Equity, AAM Global Managed Volatility, and BHMS Mid Cap Value Equity have each outperformed their relevant benchmarks since inception by 1.3%, 3.1%, 2.0%, 2.0%, and 1.1%, respectively, on an annualized basis.

        Attractive Financial Model.    Our multi-boutique model generates strong, recurring free cash flow to our business that we can use for growth initiatives on behalf of existing Affiliates, investments in new Affiliates, or return to shareholders through dividends and stock repurchases. Our ENI revenue has grown 10.8% annually since 2010. Moreover, our ENI revenue growth since 2012 has accelerated to 18.7% annually as net client cash flows generated positive annualized increases in revenue in ten of the last twelve fiscal quarters from 2012 through 2014. Our revenue consists largely of recurring management fees on assets under management and is not heavily dependent upon more volatile performance fees. We earn an attractive margin on revenue enhanced by our profit-sharing model that enables us to participate directly in margin expansion as our Affiliates grow. Accordingly, from 2012 to 2014, our ENI operating margin before Affiliate key employee distributions grew from 33% to 39%. Our comparable U.S. GAAP operating margin was (9%) for 2012 and (6%) for 2014.

        Experienced Multi-Boutique Management Team.    The members of our senior management team have significant experience in the asset management industry, with a particular focus on managing multi-boutique businesses. With an average industry tenure of approximately 25 years, each of our senior executives brings a deep understanding of how to structure and maintain relationships that provide Affiliate firms with the proper incentives and resources to continue to generate strong growth. In 2011, our senior management team took over a business that generated $112.3 million of pre-tax ENI (including discontinued operations). The team led a significant restructuring of the Company that resulted in an 81.7% increase in pre-tax ENI to $204.1 million in 2014, while significantly improving net client cash flows and margins.

        Strong Growth Prospects from New Affiliate Partnerships.    We have established a reputation as a collaborative and supportive partner to our Affiliates and seek to partner with additional high quality managers who provide scalable institutional quality investment capabilities in asset classes in which we seek an enhanced presence. While our most recent acquisition occurred in 2010, we have a strong pipeline of potential opportunities generated from our long-standing relationships across the industry, our internal prospecting activities, and our relationships with intermediaries. We have a well-defined set of criteria for executing investments in new Affiliates and believe we can enhance growth and diversify risk across our business by selectively expanding our portfolio of investment boutiques. We believe our business model is attractive to the owners of boutique asset management firms, as it provides them an opportunity to realize a portion of the value they have created, while maximizing the value of their retained equity by accelerating the growth of their businesses alongside an experienced and supportive partner.

Business Strategy

        Our future growth and success will be driven by the following four core strategies:

        Continue to Execute on Our Differentiated Multi-Boutique Model.    The cornerstone of our multi-boutique model is to combine the investment talent, entrepreneurialism, focus and creativity of leading asset management boutiques with the expertise and capital of a larger firm in areas where our resources can provide distinct advantages. We provide strategic capabilities to our Affiliates, enabling them to focus on delivering superior investment performance, innovative offerings, and excellent service to their clients. We strive to maintain and enhance the characteristics which have made our Affiliates market leaders in their areas of expertise, namely their cultures, investment processes, incentive structures and brands. Our focus is working with a select group of diverse Affiliates with whom we can build scalable business platforms leveraging their core investment and distribution capabilities.

        Drive Growth at our Existing Affiliates.    We enhance the growth of our existing Affiliates by:

  •
  Aligning Incentives to Support Organic Growth:  As a permanent partner dedicated to providing our Affiliates with operational autonomy, our structure is designed to align our economic interests with those of our Affiliates to promote long-term client-driven growth. Through retained Affiliate equity ownership and a profit-sharing partnership model, we ensure appropriate focus on key issues critical to the long-term success of each Affiliate, particularly investment performance, client service, talent management and risk management.

  •
  Engaging in Collaborative Growth Initiatives:  Our collaboration with our Affiliates generally consists of strategic support across three primary activities. First, we leverage the broad industry experience of our senior management to evaluate, structure, and support Affiliate growth opportunities, including expansion into new products and strategies, geographies and channels. Second, we provide seed and co-investment capital to help launch new products. Finally, we provide selective shared services which leverage our scale across the Affiliate base or provide distinctive strategic operational expertise to our Affiliates.

  •
  Delivering Complementary Global Distribution Capabilities to Broaden Reach:  Our Affiliates are recognized for their long-term investment performance and high quality client service, and have strong client and consultant relationships in their core institutional marketplaces. However, there are certain areas of distribution outside of their core markets that are more scale-oriented or specialized in nature. To assist our Affiliates in penetrating these markets, we offer a range of distribution capabilities in a transparent, opt-in partnership-based model that is supported by an experienced sales team focused on cultivating broad and deep relationships within the U.S.

    sub-advised, defined contribution and variable annuity channels and non-U.S. institutional markets.

        Invest in New Affiliates.    We will selectively pursue partnerships with additional boutique asset managers that can enhance our growth potential and diversify our earnings drivers. Our partnership strategy targets asset classes that complement our existing Affiliates' capabilities or provide additional expertise in capacity-constrained investment strategies. Within each asset class, we seek to partner with market leaders that have track records of operating as successful, stand-alone enterprises. We target profitable and growing businesses that have the potential to build a meaningful global presence in a given asset class. Asset class attractiveness, operating scale, and depth of talent are prerequisites to partnership. However, cultural fit and a shared strategic vision ultimately provide the foundation for a successful relationship.

        Strategically Manage Capital.    Our asset management business generates significant, recurring free cash flow that can be re-invested in the growth-oriented strategies described above to create value for our shareholders. Strategic and efficient management of our Company's capital underpins our approach to investing in these strategies. In particular, we believe we can generate strong returns on allocated capital by (i) providing seed capital to fund new products and strategies; (ii) committing co-investment capital to launch new fund partnerships in which our Affiliates act as the general partner; (iii) providing investment capital to support organic growth; and (iv) investing in new Affiliates. Management undertakes detailed business case analyses with respect to all investment opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite.

Multi-Boutique Operating Model

Overview

        We manage our business through seven Affiliates, each of which operates autonomously and employs its own distinct investment processes. We work with our Affiliates to identify and execute upon growth opportunities in areas such as distribution, business line expansion and product development, as well as in activities critical to the success and stability of boutique asset managers, including talent management, risk management and compliance support. Our collaboration with our Affiliates extends to the commitment of seed and co-investment capital to launch new products and investment capital to financially support new growth initiatives. We also provide focused shared service support in areas our Affiliates desire. We align incentives with our Affiliates through our permanent partnership structure, which provides employee partners of our Affiliates with equity in their respective firms through an equity recycling program, and participation in established profit-sharing arrangements.

Holding Company Management Team

        Since 2011, when a number of key executives joined OMAM, including our CEO and CFO, our senior management team has defined a core set of operating principles and repositioned our business around them. As a result, we refocused our business strategy on market-leading, institutionally-driven, active investment management, which led to a rationalization of our Affiliate base. In addition, our senior management realigned our structure to focus on supporting our Affiliates in areas where we believe we can provide the greatest benefit, particularly collaborative growth initiatives, talent management and shared services. Our team also developed and launched our Global Distribution platform to expand our Affiliates' marketing reach into specialty U.S. distribution channels and non-U.S. markets. All of our Affiliates currently participate in this initiative. Additionally, our management team successfully led our Company through its initial public offering, as discussed further in "—Business History" herein.

Affiliate Partnership Model

        We are a permanent partner dedicated to providing our Affiliates with operational autonomy in a structure that aligns our common economic interests. By offering Affiliate management direct participation in the growth and profitability of their businesses through equity ownership and a profit-share-based bonus pool, we provide our Affiliates with a strong incentive to manage their businesses for the long-term, investing with us to build equity value over time.

  •
  Affiliate Operating Autonomy.  Affiliates retain day-to-day operating autonomy over their businesses, including decisions related to hiring, compensation, investment processes, product distribution and branding. We retain oversight through Affiliate board representation, remuneration committee participation, and certain approval rights, including approval of each Affiliate's annual business plan.

  •
  Affiliate Partners Have Retained Equity in their Own Firms.  Partners in each of our Affiliates own meaningful equity positions in their respective businesses. Among our consolidated Affiliates, their equity stakes range from approximately 15% to 35%, in some cases following a distribution preference to OMAM. Affiliate equity, which in certain cases may be put back to us over time at a fixed multiple of trailing earnings, subject to limits, allows partners to benefit from long-term increases in their franchise value. We will facilitate the recycling of Affiliate equity back to the next generation of Affiliate partners at the same multiple so that the impact to us is generally cash-neutral.

  •
  Profit-Share Economics.  Rather than invest in a fixed percentage of Affiliate revenues (a "revenue-share" model), Affiliate partners and we each invest in the underlying profits of their respective businesses, a model we refer to as a "profit-share" model (with the exception of ICM, which has a revenue-share model). ICM's revenue share model is a legacy economic arrangement that has not been restructured. Distributions of profit to the Affiliate equity-holders are based on their proportionate ownership of their businesses, in some cases following a preferred return to us. In addition, bonus pools for Affiliates are typically contractually set at 25% to 30% of Affiliate pre-bonus profit. This enables us to participate in the margin increases of our Affiliates, while incentivizing Affiliate management and us to jointly support growth initiatives. For additional information on our profit-sharing model, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—The Economics of Our Business."

Collaborative Growth Initiatives

        Our business is differentiated from other multi-boutique asset management companies by our focus on active engagement with our Affiliates to enhance their organic growth potential. Our collaboration with Affiliates generally consists of the following:

  •
  Strategic Affiliate Growth Opportunities.  While many of our growth initiatives originate within our Affiliates, we play an active role in analyzing the attractiveness and viability of the potential growth strategy, formulating a plan of execution and developing an economic structure to appropriately share risk and reward between us and Affiliate equity-holders.

    Over the last two-and-a-half years, we have worked with several of our Affiliates on various strategic growth initiatives. In one instance, we worked with Campbell Global, our timber manager, to accelerate its strategic plan to expand into global markets. As a first step, we provided a co-investment to support Campbell Global's fully financed bid on behalf of its clients to acquire a sizeable asset outside the U.S., resulting in the successful conclusion of a strategic transaction. We then worked together to develop a framework for further international expansion of the business, including evaluating complementary acquisition opportunities, assisting in the process of hiring additional non-U.S. investment professionals and collaborating on the marketing of a global timber fund through our Global Distribution team. These efforts have strengthened the positioning of the business in its global market.

    Separately, we supported two strategic initiatives with Barrow Hanley to broaden its already diverse product set. First, we provided incremental support to expand operations for Barrow Hanley's fixed income product suite. This initiative continues today as we collaboratively explore opportunities to expand the business either through acquisitions or in-house development. Second, we supported the build-out and launch of a dedicated emerging markets equity strategy, which drew from the firm's current capabilities but also required additional staff. We worked with the firm to research the scope of the opportunity, provide seed capital to establish a marketable track record and develop a framework to support the team as their newly launched product develops.

  •
  Seed Capital.  As of December 31, 2014, we have approximately $146 million committed to seed capital in 24 products across eight different asset classes. Our Affiliates' use of seed capital generally falls into two categories: incubation capital and scale capital. Incubation capital is used to establish a track record for a new investment strategy. These new strategies generally take three to five years to season to the point where they are recommended by consultants or become attractive for clients. Alternatively, scale capital is used to extend a product with an established track record into a co-mingled fund, and is generally outstanding for a shorter period of time. Scale capital allows third-party clients to invest in the new fund without individually representing too substantial a percentage of the vehicle. Approximately $15 billion of our current AUM are in products which have been seeded by us since 2004, and our seeding program has generated an annualized internal rate of return to OMAM and our Parent of approximately 24% over this period, including investment returns on the seeded products and the incremental value generated by third party assets raised, including annual profits and a terminal value.

    We expect to maintain our seed portfolio at approximately $150 million to support product development on an ongoing basis. As part of our transition to a publicly-owned company, our Parent agreed to provide ongoing access to approximately $150 million of seed capital through January 15, 2018. Thereafter, we will fund our own seed investments.

  •
  Co-Investment Capital.  We also provide co-investment capital to support the formation of closed-end, long-term partnerships managed by our Affiliates. These fixed-life partnerships typically require us and/or the Affiliate to invest 1% to 3% of the product's capital to align interests with those of their clients. Of our current $54.0 million portfolio of co-investments at fair value, 64% is managed by Heitman (investing in real estate) and 36% is managed by Campbell Global (investing in timber). In consideration for providing co-investment capital, which is typically illiquid for approximately seven to ten years, we receive returns on our underlying partnership investment, our proportionate share of profits on assets in the fund, and the potential for fund incentive fee allocations. In connection with the Offering, as discussed further in "—Business History" herein, we entered into a co-investment deed with our Parent to provide it with the economic benefits related to the return of capital and incentive fee allocations with respect to specified co-investments currently held on our balance sheet.

Global Distribution Platform

        While our Affiliates have strong client and consultant relationships in their core institutional marketplaces, there are certain areas of distribution outside of their core markets that are more scale-oriented or specialized. To assist our Affiliates in penetrating these markets, we offer a range of distribution capabilities in an opt-in partnership-based model that is supported by an experienced sales team focused on building client relationships by geography and client segment. See "—Distribution Model and Client Base" for further discussion of our Company-led Global Distribution platform.

Strategic Business Support

        While each of our Affiliates operates on an autonomous basis, we seek opportunities to increase efficiency and promote the long-term stability of their respective businesses by offering strategic support.

  •
  Talent Management.  We are highly focused on talent management and have significant experience collaborating with Affiliates to develop talent, design incentive structures, promote continued Affiliate equity ownership and establish succession plans. A key area of focus is senior management succession planning. While this is an infrequent occurrence at each Affiliate, it represents a key point of vulnerability and opportunity that is highly scrutinized by both clients and employees. Our objectivity and experience as an external partner has been instrumental in managing through the challenges of a number of successful succession processes at our Affiliates.

  •
  Risk Management and Compliance Support.  Our Affiliates maintain comprehensive risk management and compliance functions, supplemented by our own, Company-based risk management and compliance teams. Our dedicated risk, legal and compliance teams work through a well-established reporting and communication structure to constantly assess risk in the context of the execution of our and our Affiliates' business strategies. We also provide a centralized internal audit function. We view risk management as a continuous part of the management process and have created a consistent, holistic program to identify, assess, communicate and monitor risk throughout our organization.

  •
  Shared Services.  We offer shared services to our Affiliates in areas such as operational support, human resources, payroll and benefits administration, finance and accounting, information technology outsourcing and security, eBusiness support, and risk management systems. Affiliate participation in these services is optional; however, all of our Affiliates currently participate in one or more of our shared services. The shared services we provide generally are charged back to Affiliates on a cost-basis.

Overview of Affiliates

        Our seven Affiliates are listed below in alphabetical order.

        Acadian Asset Management LLC, or Acadian ($70.3bn in AUM as of December 31, 2014), founded in 1986, is a leading quantitatively-oriented manager of active global and international equity, fixed income and alternative strategies. The firm pursues a fundamentally-based, data rich and highly structured process to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian employs a multi-faceted, proprietary analytic approach that applies a range of investment and risk considerations to a universe of over 35,000 securities taken from 60 global markets. Strategies managed include global, international and emerging markets equities, long/short strategies, managed volatility and fixed income strategies. Its flagship Emerging Markets Equity strategy has outperformed its benchmark, MSCI Emerging Markets (Net), by 3.1% on an annualized basis since its inception in 1994 through December 31, 2014.

        Acadian invests on behalf of a wide range of institutional clients across the globe, including public and private funds, endowments and foundations, and retail clients through sub-advisory channels. The firm's clients are domiciled in over 25 countries across Asia, the Middle East, Europe and North America. Acadian's management team is led by Chief Executive Officer Churchill Franklin and Chief

Investment Officer John Chisholm. The firm has 83 investment and research professionals and manages over 40 distinct investment strategies.

        Barrow, Hanley, Mewhinney & Straus LLC, or Barrow Hanley ($99.7bn in AUM as of December 31, 2014), founded in 1979, has an outstanding long-term track record of providing its clients with superior performance and client service in a wide range of value-oriented investment strategies. The firm applies a strict definition of value that guides all of its investment decisions, as it employs disciplined, bottom-up analysis to construct value equity portfolios of U.S., non-U.S., global and emerging market securities that exhibit below-market price-to-earnings ratios, below-market price-to-book ratios, and above-market dividend yields, regardless of market conditions. The firm's value-oriented fixed income portfolios seek to achieve higher total returns with below-benchmark volatility by identifying temporarily mispriced securities with yield-to-maturity advantages over Treasury bonds of comparable maturity. Barrow Hanley's flagship large cap value equity product, which had over $55.4 billion of assets at December 31, 2014, has a 30-year track record.

        Barrow Hanley has a diverse and longstanding clientele; the average tenure of its client base is 10 years, and more than one-third of its assets are from clients who have maintained their relationships with Barrow Hanley for more than 20 years. In addition to direct relationships with institutional investors, the firm serves as the sub-advisor to more than 45 highly regarded mutual funds, and is one of five external sub-advisors managing the $51 billion Vanguard Windsor II Fund. The firm is led by Chief Executive Officer J. Ray Nixon, Jr. and a team of 18 Managing Directors specializing in multiple asset classes. The firm has 33 investment professionals managing 26 distinct strategy composites.

        Campbell Global LLC, or Campbell Global ($6.8bn in AUM as of December 31, 2014), founded in 1981, brings more than three decades of experience and leadership to sustainable timberland and natural resource investment management. As a full-service firm, it acquires and manages timberland for investors, while providing high quality service and expert management. The firm delivers superior investment performance by focusing on unique acquisition opportunities, client objectives, and disciplined management. Campbell Global currently manages more than 3.1 million acres (1.3 million hectares) worldwide.

        Campbell Global has a diversified institutional client base that includes corporations, governments and endowments. As of December 31, 2014 the firm employed over 280 individuals across the U.S. and Australia, and provides its clients with an integrated, full-service approach to timberland investment through its broad expertise in sourcing and executing timberland acquisitions, as well as asset management and disposition. Campbell Global's management team is led by Chief Executive Officer and Chairman John Gilleland. The firm has 35 investment professionals managing its investment portfolio.

        Copper Rock Capital Partners LLC, or Copper Rock ($3.2bn in AUM as of December 31, 2014), founded in 2005, offers specialized, growth equity investment management focused on small and small/mid-capitalization strategies in international, global and emerging markets growth equities. Copper Rock's investment strategy seeks to outperform in up-markets due to the firm's pure fundamental growth approach and also to protect clients' capital through portfolio construction and a strong sell discipline.

        Copper Rock's client base includes pension plans, institutional investors and mutual funds located in the U.S., Canada, the United Kingdom, Ireland, Denmark, South Africa and Australia. Copper Rock's management team is led by the firm's Chairman and Chief Investment Officer Steve Dexter and Chief Executive Officer Mike Forrester. The firm has seven investment professionals managing four distinct investment strategies. In the first quarter of 2015, Copper Rock hired two additional investment professionals to assist in managing its existing strategies.

        Heitman LLC,* or Heitman ($26.7bn in AUM as of December 31, 2014), founded in 1966, globally invests in and manages portfolios of real estate and real estate securities for its clients, which include public and corporate pension funds, endowments and foundations, and private investors. Heitman has substantial experience investing in and managing portfolios of real estate assets across the globe and has been an active real estate market participant over multiple economic and property cycles. Heitman's investment acumen is centered in the three primary segments of the global real estate property and capital markets: private real estate equity, public real estate securities and real estate debt. The firm's private real estate equity investments focus on core, value-added and opportunistic investment strategies. Heitman's public real estate securities operations have continuously managed North American real estate securities portfolios since 1989, and managed global real estate securities portfolios for its clients since 2007. The firm's team of real estate debt investment and asset management specialists provide superior insight and strategic investment expertise in structuring and managing senior and mezzanine debt investment opportunities.

        Regardless of market segment, Heitman constructs portfolios to achieve or exceed targeted results for its clients while prudently managing the underlying level of risk to maximize the probability of achieving the desired risk-adjusted outcome. All of its strategies are offered to a wide variety of investors in either a separate account or commingled fund format. The firm's clients are supported by 23 professionals situated around the globe whose sole responsibilities are dedicated to client service and marketing. With headquarters in Chicago and nine other offices worldwide, Heitman's investment teams are based on the ground in the key global markets, providing its investment professionals with a deep understanding of the local and regional real estate dynamics needed to implement its strategies.

        The firm's management team is led by its Chief Executive Officer, Maury Tognarelli. Jerry Claeys III serves as Heitman's non-executive Chairman. As of December 31, 2014, Heitman had: (i) twelve private equity portfolio managers overseeing eight commingled funds and thirteen separate accounts with varying investment strategies; (ii) three public securities portfolio managers overseeing five investment strategies and a managed fund that is administered through a Luxembourg UCITS platform; and (iii) two real estate debt portfolio managers overseeing two investment strategies and a commingled fund.

        Investment Counselors of Maryland, LLC,* or ICM ($2.1bn in AUM as of December 31, 2014), founded in 1972, focuses on value-driven equities and invests through a well-established, bottom-up investment process that it applies across the entire capitalization range, with an emphasis on small- and mid-cap companies. The firm employs a team orientation in making investment decisions. Each member of ICM's investment team has a sector focus and is responsible for generating and analyzing ideas within his sector. The most promising investment ideas are reviewed by the entire team, and the ultimate buy/sell decisions are made by the respective portfolio management teams.

        ICM has been managing assets for over four decades for institutional clients and high net worth individuals through separate accounts and an institutional mutual fund, and has generated excellent results for its clients over this time. ICM's management team is led by Managing Partner and Chief Investment Officer, William V. Heaphy. The firm has ten investment professionals managing four distinct investment strategies.

        Thompson, Siegel & Walmsley LLC, or TS&W ($12.0bn in AUM as of December 31, 2014), founded in 1969, applies a value-oriented investment approach across a range of products in U.S. and international equities, fixed income and alternative investments. TS&W's singular investment objective is to outperform its benchmarks, net of fees, over rolling three- to five-year periods. TS&W employs a proprietary screening process to generate focused lists of companies that are most attractive within different market capitalization ranges. The firm's investment teams then use fundamental analysis to construct portfolios, which they believe possess catalysts that can unlock value.

*
Accounted for under the equity method of accounting.

        TS&W has a diverse client base that includes corporations, public pensions, high-net-worth families and individuals, and sub-advisory clients through seven distinct investment platforms and has generated a strong track record of providing investors with excellent long-term results. The firm's management team is led by Chairman Lawrence Gibson, Chief Executive Officer Horace Whitworth, President Frank Reichel, Chief Investment Officer Brett Hawkins, and Director of Business Development John Reifsnider. The firm has 21 investment professionals managing 13 investment strategy composites.

Distribution Model and Client Base

        Our distribution is focused on the institutional and sub-advisory channels, reached through both Affiliate-led and complementary, Company-led sales efforts. Our Affiliates have teams of established sales and client service professionals with broad and deep relationships across the major segments of the institutional investor community. Consistent with our partnership philosophy, Affiliates develop and maintain client relationships independently of both us and each other, while maintaining the option to participate in Company-led complementary distribution initiatives in the domestic sub-advisory, defined contribution, and selected global markets. In aggregate, our Affiliates have approximately 150 sales and marketing professionals servicing over 600 institutional and sub-advisory clients.

        Our Company-led Global Distribution platform was launched in 2012 and consists of a team of experienced channel and regional marketing specialists focused on developing new business opportunities for our Affiliates. In the U.S., complementing and enhancing the distribution capabilities of the Affiliates, we have one executive and four sales and marketing professionals focused on cultivating relationships in the sub-advisory (mutual fund and variable annuity) and defined contribution channels. We also maintain independent relationships with institutional investment consultants. If requested, our team also provides strategic marketing support for the Affiliates. Outside the U.S., where scale is a meaningful advantage to support geographic reach and servicing capabilities, we have a Global Distribution team consisting of ten dedicated and strategically deployed sales and marketing professionals focused on developing client relationships and gathering assets in Canada, the United Kingdom, continental Europe, Benelux, the Nordics, Asia (excluding Japan) and the Middle East. Within these channels and jurisdictions, our objective is to cultivate broad and deep relationships with key consultants and institutional investors and to generate new client opportunities for those Affiliates who take advantage of our Global Distribution platform. From January 1, 2013 through December 31, 2014, we have raised $9.2 billion in client assets for our current seven Affiliates. As a result of our Company-led Global Distribution platform, we expect our non-U.S. assets under management to increase.

        The institutional channel accounts for 62% of our AUM. Within this channel, we have strong relationships in the public/government pension market (32% of our AUM) and the corporate plan market (20% of our AUM), which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across segments and geographies and have various growth characteristics.

        While our Affiliates market primarily to institutional investors, we participate in the individual investor market through the sub-advisory channel, which represents 34% of our AUM. Within this channel, we manage assets for mutual funds, giving us exposure to a retail investor base and the defined contribution market. We have approximately 60 sub-advisory mandates on 45 leading platforms, including Vanguard, American Beacon, Touchstone and Transamerica. Our top ten sub-advisory relationships account for approximately 29% of AUM and 16% of run rate ENI management fees, including equity-accounted Affiliates, and have an average tenure of over ten years. We have experienced rapid growth in this channel, with sub-advisory assets growing over 68%, or 14% annually, from December 31, 2010 through December 31, 2014.

        Across our Affiliates, our client base is highly diverse with no significant concentration in our portfolio, though some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2014, our Affiliates' top five client relationships represented 16% of total run rate ENI management fee revenue, including equity-accounted Affiliates, and our Affiliates' top 25 clients represented 34% of run rate ENI management fee revenue, including equity-accounted Affiliates. Old Mutual plc and its subsidiaries (other than us and our Affiliates) contributed less than 2% of total ENI management fee revenue, including equity-accounted Affiliates.

AUM ($bn) by Client Type	AUM ($bn) by Client Location

Total AUM: $220.8bn

Data as of December 31, 2014

Products and Investment Performance

Product Mix

        Our Affiliates offer leading products in U.S., global, international and emerging markets equities, U.S. and emerging markets fixed income, and alternative investments, including timber and real estate.

        The charts below present our average fee rates, assets under management, and ENI management fee revenue including equity-accounted Affiliates by asset class and illustrate the diversification benefits of our multi-boutique business model. Our largest asset class, U.S. large cap value equities, represents approximately 30% of our AUM as of December 31, 2014; however, with a weighted average fee rate of approximately 20 basis points, this asset class represents only 18% of our ENI management fee revenue, including equity-accounted Affiliates in 2014. Each of five asset classes represents 14% or more of our ENI management fee revenue, including equity-accounted Affiliates, providing a balanced earnings stream to our business. Moreover, within our three largest asset classes by revenue—alternative investments, U.S. large cap value equities, and international equities—we offer a range of strategies which provide further stability to our earnings.

 2014 weighted fee rate on average AUM*
(in basis points)

*
includes equity-accounted Affiliates

Data as of December 31, 2014

AUM ($bn) Mix by Asset Class	2014 ENI Management Fees ($m) Mix by Asset Class*

*
includes equity-accounted Affiliates

Total AUM: $220.8bn	Total Management Fees: $700m
Data as of December 31, 2014	Data as of December 31, 2014

        We have product breadth and diversity within individual Affiliates as well as across our Affiliates. For example, Barrow Hanley, whose core offerings consist of leading value-oriented U.S. equity strategies, also offers a highly-rated suite of non-U.S. equity and U.S. investment grade fixed income investment products that adhere to the firm's traditional value discipline. Similarly, Acadian applies its quantitative approach across a range of equities, in terms of geography as well as market capitalization.

        Our Affiliates' product offerings are well-positioned in areas of investor demand, and the diversity of investment style and asset class enables us to participate in growing segments of the industry in multiple investing environments. The chart below illustrates the diversity of our assets under management by asset class and Affiliate. In total, our Affiliates manage over 100 strategy composites, including four Affiliates that manage at least ten strategies each.

Investment Performance

        While each of our Affiliates has distinct investment processes and generally operates in different asset classes, our unifying mission is to produce risk-adjusted performance, or alpha, for our clients. We measure alpha generation relative to the specific benchmarks our Affiliates' clients use to evaluate our performance in our Affiliates' strategies. Looking at this measure on a consolidated basis, our Affiliates have strong near- and long-term performance records and are well-positioned for continued growth.

        In the chart below, which measures revenue-weighted performance relative to benchmarks over the last five years, we typically have had between 50% and 75% of our revenue derived from products performing ahead of their respective benchmarks on a one-, three- and five-year basis. In evaluating prospective investments, we believe institutional investors generally give the three-year performance of an investment product the greatest weighting. With 66% of our revenue driven by products outperforming benchmarks over the three-year period, we believe our Affiliates are well-positioned to meet their clients' performance objectives.

Data as of December 31 for the years 2010 to 2014

        In addition to analyzing our Affiliates' performance on a revenue-weighted basis, which gives us a perspective on product performance with respect to our Affiliates' existing client base, we also consider the number of our Affiliates' scale product strategies (defined as strategies with greater than $100 million of AUM) beating benchmarks. This latter measure, labeled as "equal-weighted", indicates the opportunity we have to generate sales in a variety of market environments. For instance, strong performance in a newer, smaller product such as small-cap emerging markets may not affect revenue-weighted performance, but it can have a meaningful effect on revenue growth given client demand for this higher fee product. The chart below indicates performance on a revenue-weighted and equal-weighted (by product) basis relative to benchmark, as at December 31, 2014. In addition, we have indicated the percentage of our assets beating their benchmarks over the same time periods. While we believe the first two methodologies provide better insight into our performance trends, we have also included AUM-weighted performance, as this is a more standard industry performance metric.

Data as of December 31, 2014

Competition

        We and our Affiliates face competition from many segments in the asset management industry. At the Company level, we compete with other acquirers of investment management firms, including investment management holding companies, insurance companies, banks and private equity firms. Our Affiliates compete globally with international and domestic investment management firms, hedge funds and other subsidiaries of financial institutions for institutional assets.

        Many of the organizations our Affiliates compete with offer investment strategies similar to those offered by our firms, and these organizations may have greater financial resources and distribution capabilities than we or our Affiliates are able to offer. Additionally, there are limited barriers to entry for new investment managers. Our Affiliates compete with these organizations to attract and retain institutional clients and their assets based on the following primary factors:

  •
  the investment performance records of our Affiliates' investment strategies;

  •
  the breadth of active investment strategies offered by our Affiliates in the asset classes in which they specialize;

  •
  the alignment of our Affiliates' investment strategies to the current market conditions and investment preferences of potential clients;

  •
  the quality and reputation of the investment teams that execute the investment strategies at our Affiliates;

  •
  the strength of our Affiliates' and our distribution teams; and

  •
  the strength of our Affiliates' client service and long-term client relationships.

Business History

        The predecessor of OMAM was formed in 1980. OMAM was formed in May 2014 as a private limited company under the laws of England and Wales. Upon the consummation of the Reorganization (discussed below), we changed our name to OM Asset Management plc.

        In 2011 and 2012, OMAM appointed new members of senior management. The executive team undertook a strategic review and implemented a strategic repositioning of our business to focus on actively managed, alpha-generating institutional investment products. Pursuant to this assessment, during 2011 and 2012 we divested our interests in several former Affiliate firms, including the sale of stable-value manager Dwight Asset Management to Goldman Sachs Asset Management, and the exit from our former retail business, Old Mutual Capital, through the sale of selected mutual fund assets to Touchstone Investments. Each of Analytic Investors, Ashfield Capital Partners, Larch Lane Advisors, Lincluden Management Ltd, 300 North Capital and 2100 Xenon were sold to the management of the respective Affiliate. In early 2013, we outsourced the business of our Maryland trust company to a strategic partner, and, in the fourth quarter of 2013, we began to wind down the operations of Echo Point Investment Management. We substantially completed this process in the first quarter of 2014. In the second quarter of 2014, we transferred a former Affiliate, Rogge Global Partners plc, to a subsidiary of our Parent.

        At January 1, 2014, OMUSH was a subsidiary of OM Group (UK) Limited, or OMGUK, which was and is in turn wholly owned by our Parent. The board of directors of our Parent elected to undertake an initial public offering of the Company's ordinary shares, or the Offering, as outlined below.

        We and our Parent determined that certain transactions, the Reorganization, should be undertaken in preparation for the Offering. Specifically, the pre-Offering restructuring steps described below were completed by us and our Parent on or before October 15, 2014:

  1.
  OMGUK incorporated OMAM in the United Kingdom as a direct, wholly-owned subsidiary of OMGUK.

  2.
  OMAM incorporated OMAM US, Inc. in the State of Delaware ("U.S. Sub") as a direct, wholly-owned subsidiary of OMAM.

  3.
  U.S. Sub incorporated OMAM UK Limited in the United Kingdom ("U.K. Sub") as a direct, wholly-owned subsidiary of U.S. Sub.

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

  9.
  OMAM entered into arrangements with OMGUK for the payment of future realizable benefits (estimated to total $252.2 million at December 31, 2014) associated with certain deferred tax assets existing as of the date of the Offering, as well as co-investments (with a carrying value of $35.0 million and a fair value of $43.5 million at December 31, 2014) made by us in real-estate and timber strategies of our Affiliates.

  10.
  We made a payment of the $175.0 million pre-Offering dividend to OMGUK, funded by a new third party credit facility entered into at the closing of the Offering.

  11.
  OMAM completed the purchase of additional ownership of an Affiliate for $60.0 million in cash, resulting in a reduction of liabilities for the same amount.

        On October 8, 2014, we priced our initial public offering and on October 9, 2014, began trading on the New York Stock Exchange under the ticker symbol "OMAM".

Employees

        As of December 31, 2014, we had 1,147 full-time equivalent employees, of which 92 were employees of the Company and 1,055 were employees of our Affiliates. None of our employees or those of our Affiliates are subject to any collective bargaining agreements. We believe our relationships with our employees to be good and have not experienced interruptions to operations due to labor disagreements.

Operations, Systems and Technology

        We generally use both third-party commercial technology solutions and services to support investment management and operational activities, including functions such as portfolio management, trading, investment accounting, client reporting and financial reporting. Certain Affiliates have built proprietary systems to support the investment process where competitive advantages to do so exist. Systems and processes are customized as necessary to support our investment processes and operations. Information security, business continuity and data privacy programs have been implemented to help mitigate risks.

Item 1A.    Risk Factors

        You should carefully consider the following risk factors in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K before investing in our ordinary shares. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations or cash flow. If any of the following risks and uncertainties actually occurs, you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Business Risks

Our overall financial results are dependent on the ability of our Affiliates to generate earnings.

        OMAM is a holding company and is not a registered investment adviser under United States, or U.S., federal or state law. As such, OMAM does not manage investments for clients and does not directly receive management fees. All of OMAM's revenue generation is dependent on our Affiliates who are (or have subsidiaries who are) registered investment advisers under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and receive the majority of their fees based on the market values of assets under management. Substantially all of OMAM's cash flows consist of distributions received from our Affiliates. As a result, OMAM's cash flows and ability to fund operations are largely dependent upon the profitability of our Affiliates.

        Each Affiliate is required to make certain cash distributions to us under the operating agreement we enter into with such Affiliate. Distributions to us from an Affiliate may be subject to the Affiliate maintaining sufficient working capital, regulatory requirements, claims of creditors of the Affiliate and applicable bankruptcy and insolvency laws. Any material decrease in profits at, or material reduction in distributions from, our Affiliates could negatively impact our business and results of operations.

The ability of our Affiliates to attract and retain assets under management and generate earnings is dependent on our Affiliates maintaining competitive investment performance, as well as market and other factors.

        Our financial performance is dependent upon the abilities of our Affiliates to minimize the risk of outflows through sound relative investment performance over measured periods of time compared to relevant benchmarks and peer performance results. The performance of our Affiliates' investment strategies, which can be impacted by factors within and/or outside the control of our Affiliates, including market and economic conditions, is critical to retaining existing client assets and investors in mutual funds our Affiliates sub-advise and attracting new client and investor assets. Poor performance can be caused by our Affiliates' choices in investing in sectors, industries, companies or assets that do not perform as well as others. Additionally, companies in which our Affiliates invest may incur negative changes in their financial conditions or suffer other adverse events that could reduce the values of the Affiliates' investments in those companies.

        Net flows related to our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Investment management strategies are rated, ranked or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments often influence the investment decisions of our Affiliates' clients and investors in mutual funds our Affiliates sub-advise. If the performance or assessment of our or our Affiliates' investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and investors in mutual funds our Affiliates sub-advise and the inability to attract additional investments from existing and new clients or investors. If a significant portion of clients or investors decides to withdraw their investments or terminate their investment management agreements, our Affiliates' abilities to generate earnings would decline and our results of operations and financial condition would be affected.

        In addition, assets could be withdrawn for any number of reasons other than poor absolute or relative investment performance, including macro-economic factors unrelated to investment performance, a reduction in market demand for the asset classes, products or strategies offered by our Affiliates, the loss of key personnel, price declines in the securities markets generally, price declines in those assets in which client assets are concentrated or changes in investment patterns of clients. Any of these factors could have a negative impact on the revenues and profits of an Affiliate and an adverse impact on our results of operations and financial condition.

Our relationships with our Affiliates are critical to our success.

        Maintaining strong relationships with our Affiliates is critical to our business model. Any potential disagreements over matters such as economics or management policies, growth strategies and compensation philosophy would impact our relationships with our Affiliates if not effectively managed. Furthermore, dissatisfaction by the management teams of our Affiliates with the services that we provide to them and the conditions upon which such services are provided also could result in a strained relationship with the management of that Affiliate. Any strains in the relationships that we have with our Affiliates could be detrimental to our overall business.

        Each of our Affiliates operates under ownership, governance and economic arrangements that we and such Affiliate negotiated either at inception or during the course of our relationship. Periodically, these arrangements are reviewed and, in some instances, may be renegotiated and revised. Any renegotiation that results in a reduction in our ownership interest in an Affiliate and/or a revision to the economic arrangements could reduce the economic benefits derived by us from that Affiliate.

We derive a substantial portion of our revenue from a limited number of Affiliates and investment strategies.

        As of December 31, 2014, Acadian and Barrow Hanley represented approximately 77% of our assets under management, from which we derive a substantial portion of our revenue. An adverse change in the operating results of either of these Affiliates, whether as a result of poor investment performance, withdrawals of assets under management or otherwise, could have a substantial impact on our results of operations.

        While our Affiliates invest in a number of asset classes, a significant portion of our assets are invested in a limited number of investment strategies. As of December 31, 2014, $116 billion, or 53%, of our assets under management were concentrated across five investment strategies: Barrow Hanley's large cap value equity ($55 billion, or 25%); Heitman's real estate domestic private equity ($19 billion, or 9%); and Acadian's emerging markets equity ($20 billion, or 9%), Acadian's global equity ($14 billion, or 6%) and Acadian's Global Managed Volatility Equity ($8 billion, or 4%). Consequently, our results of operations are dependent upon the abilities of our Affiliates that manage these investment strategies to minimize the risk of outflows through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Barrow Hanley's large-cap value equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect investors' perception of us.

Our business model limits our ability to manage our Affiliates' investment management practices and certain other aspects of their day-to-day operations.

        Our multi-boutique affiliate structure offers a diversity of investment styles and client bases. While our agreements with the majority of our Affiliates typically give us ultimate control over the business activities of those Affiliates, we generally do not become directly involved in managing their day-to-day operations, including investment management practices, policies and procedures, fee levels, marketing and product development, client relationships and employment and compensation programs. If we fail to intervene in potentially serious matters arising out of the day-to-day operations of our Affiliates, our reputation could be damaged and our results of operations adversely affected.

        For each of Heitman and ICM, we exercise significant influence rather than control. Our ability to (i) direct the activities of these Affiliates, (ii) influence their decision-making processes and (iii) require that our risk management and governance practices are applied may be limited and not consistent with those of our controlled Affiliates.

Our growth strategy is dependent upon continued growth of our existing Affiliates and our ability to successfully acquire or invest in new affiliates.

        Since we depend on distributions from our Affiliates to conduct our operations, the inability of our Affiliates to meet projected distribution levels could impact their ability to grow their businesses and contribute to our future growth at current or historical levels. In addition, capacity constraints, particularly on our Affiliates' smaller strategies, or the unavailability of appropriate investment opportunities could limit their ability to accept new client assets and, therefore, limit the growth of their and our revenue.

        Our growth strategy is also enhanced by our ability to successfully make new acquisitions or investments, which will depend on our ability to find suitable firms to acquire or invest in, our ability to negotiate agreements with such firms on acceptable terms, and our ability to raise the capital necessary to finance such transactions. There is no certainty that we will identify suitable candidates at prices and terms we consider attractive, consummate any such acquisition or investment on acceptable terms, have sufficient resources to complete an identified acquisition or investment or that our strategy for pursuing acquisitions or investments will be effective. In addition, any acquisition or investment can involve a number of risks, including the existence of known liabilities or contingent liabilities or those not disclosed or known by us prior to closing an acquisition or investment. An acquisition or investment may impose additional demands on our staff that could strain our operational resources and increase the possibility of operational error, and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue ordinary shares or spend significant cash to consummate an acquisition or investment, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition or investment that otherwise would be spent on the development and expansion of our existing businesses. Following a completed acquisition or investment, failure by us and the target firm to achieve a strong, long-term relationship, or failure of the firm to realize incremental organic growth and growth through leveraging its relationship with us may result in our inability to achieve the anticipated benefits of the acquisition or investment, and could have an adverse impact on our business, financial condition and results of operations. In addition, the capital available for our use and the nature by which we deploy it is subject to the approval of our Parent in certain circumstances. Any future capital constraints imposed by our Parent may inhibit our ability to partner with new firms.

The failure to consummate announced investments in new affiliates could have an adverse effect on our operating results and financial condition.

        Our ability to successfully acquire or invest in new affiliates may be subject to certain contingencies and approvals or dependent on the satisfaction of certain closing conditions (which may not be in our control), including, but not limited to, obtaining certain consents of the target's clients and, depending on the jurisdiction, approval of certain regulatory authorities. In the event that an announced transaction is not consummated, we may experience a decline in the price of our ordinary shares. In addition, the fact that a transaction did not close after we announced it publicly may negatively affect our ability to consummate transactions in the future. Finally, we must pay costs related to these transactions, including legal and accounting fees, even if the transactions are not completed, which may have an adverse effect on our results of operations and financial condition.

We and our Affiliates rely on certain key personnel, and our results are dependent upon our ability to retain and attract key personnel.

        We and our Affiliates depend on the skills and expertise of our key investment and management personnel, and our success and growth depends on our ability to attract and retain key personnel. Our Affiliates rely heavily upon the services of certain key investment and management personnel, many of whom have managed their firms for a number of years and who primarily guide the investment decision-making processes and strategies at the firms. The loss of key investment and management personnel at any of our Affiliates for any reason could have an adverse impact upon our business, results of operations and financial condition. Any of our key investment or management personnel could resign at any time, join a competitor or form a competing company. We have entered into non-competition agreements with some, but not all, of our investment and management personnel, but these agreements may not be enforceable or may not be enforceable to their full extent. In addition, we may agree to waive a non-competition agreement applicable to investment or management personnel in light of the circumstances of our relationship with that person.

        All of our Affiliates have established equity plans which are intended to attract, retain and motivate key personnel and pursuant to which key Affiliate personnel may be awarded or be able to purchase equity in their firm. The equity plans provide key employees with the opportunity to participate in the appreciation in the value of their businesses. Award documents under these plans typically limit a recipient's right to provide competitive services to clients of the Affiliates or solicit employees of the Affiliates for prescribed periods. Additionally, certain of our Affiliates' key executive management personnel may have entered into, or been offered the opportunity to enter into, agreements with us that are structured to motivate and retain such personnel. However, retention strategies we and our Affiliates have put into place may not be successful and, to the extent the plans do not produce the desired results, our Affiliates may suffer a loss of valued personnel.

        For certain of our Affiliates, a number of key management personnel are arriving at the point in their careers where they may be looking to limit their day-to-day involvement in their businesses or withdraw entirely. We have instituted succession planning at our Affiliates in an attempt to mitigate any disruption caused by these changes but cannot predict whether such efforts will be successful and whether the firms will be able to retain clients, assets and personnel or attract new assets and talent.

        We rely upon the contributions of our senior management team to establish and implement our strategy and to manage the future growth of our business. The amount and structure of compensation and opportunities for equity ownership we offer are key components of our ability to attract and retain qualified management personnel. There is no assurance that we will be successful in designing and implementing an attractive compensation model.

We and certain of our Affiliates face risks associated with investments in the real estate and timber markets.

        One of our Affiliates, Heitman, focuses on investments in private real estate equity, public real estate securities and real estate debt. Another of our Affiliates, Campbell Global, acquires and manages timberland for investors. As a result, we are exposed to the risks associated with investment in real estate and in timberland. Investment in real estate is subject to the risk of illiquidity of the investment, the possibility that cash generated from operations will not be sufficient to meet fixed obligations, changes in economic conditions affecting real estate ownership directly or the demand for real estate, the need for unanticipated expenditures in connection with environmental matters, changes in tax rates and other operating expenses, adverse changes in law, governmental rules, and fiscal policies, acts of God, environmental and waste hazards and other factors that are beyond the control of Heitman. Timberland investments are subject to physical risks and economic risks. Physical risks include natural disasters, fire, pest infestation, disease, animal damage and theft. Economic risks include price risk, supply risk, regulatory risk, demand risk and liquidity risk. If our Affiliates do not adequately manage the unique risks associated with investments in real estate and timberland, or if any event occurs that is out of the control of our Affiliates, then our results of operations and financial condition may be adversely impacted.

Our Affiliates' business operations are complex, and a failure to properly perform operational tasks or maintain infrastructure could have an adverse effect on our revenues and income.

        In addition to providing investment management services, our Affiliates must have the necessary operational capabilities to manage their businesses effectively in accordance with client expectations and applicable law. The required non-investment management functions include sales, marketing, portfolio recordkeeping and accounting, security pricing, trading activity, investor reporting, corporate governance, compliance, net asset value computations, account reconciliations and calculations of required distributions to accounts. Some of these functions are performed either independently or with the support of or in conjunction with us or third-party service providers that are overseen by our Affiliates. Also, certain of our Affiliates are highly dependent on specially developed proprietary systems. Any material failure to properly perform and monitor these non-investment management functions and operations, or adequately oversee the entities that provide the services, could result in potential liability to clients, regulatory sanctions, investment losses, loss of clients and damage to the reputation of our Affiliates or to our reputation.

Reputational harm could result in a loss of assets under management and revenues for our Affiliates and us.

        The integrity of our brand and reputation, as well as the integrity of the brand and reputation of each of our Affiliates, is critical to the ability of us and our Affiliates to attract and retain clients, business partners and employees and maintain relationships with consultants. We operate within the highly regulated financial services industry and various potential scenarios could result in harm to our reputation. They include internal operational failures, failure to follow investment or legal guidelines in the management of accounts, intentional or unintentional misrepresentation of our Affiliates' products and services in offering or advertising materials, public relations information, social media or other external communications, employee misconduct or investments in businesses or industries that are controversial to certain special interest groups. The negative publicity associated with any of these factors could harm our reputation and those of our Affiliates and adversely impact relationships with existing and potential clients, third-party distributors, consultants and other business partners and subject us to regulatory sanctions. Damage to our brands or reputations would negatively impact our standing in the industry and result in loss of business in both the short term and the long term.

        Our brand and reputation are also tied to the brand and reputation of our Parent and those of our Parent's other subsidiaries. Our Parent indirectly owns 78.8% of our outstanding ordinary shares. We exercise no control over the activities of our Parent or its affiliates. We may be subject to reputational harm, or our relationships with existing and potential clients, third-party distributors, consultants and other business partners could be harmed, if our Parent or any of its affiliates, previously, or in the future, among other things, engages in poor business practices, experiences adverse results, becomes subject to litigation or otherwise damages its reputation or business prospects. Any of these events might in turn adversely affect our own reputation, our results of operations and our business prospects.

We or our Affiliates may not always successfully manage actual or potential conflicts of interests that may arise in our businesses.

        As we continue to expand the scope of our business, we increasingly confront actual, potential and perceived conflicts of interest relating to our activities and the investment activities of our Affiliates. Conflicts may arise with respect to decisions by our Affiliates regarding the allocation of specific investment opportunities among accounts in which Affiliates may receive an allocation of profits and accounts in which they do not or among client accounts that have overlapping investment objectives yet different fee structures.

        Certain client accounts of our Affiliates have similar investment objectives and may engage in transactions in the same types of securities and instruments. These transactions could impact the prices and availability of the securities and instruments in which a client account invests and could have an adverse impact on an account's performance. An Affiliate may also buy or sell positions in a client account while that or another Affiliate, on behalf of other client accounts, is undertaking a similar, differing or opposite strategy, which could disadvantage the other accounts.

        The SEC and other regulators have increased their scrutiny of conflicts of interest. Our Affiliates have implemented procedures and controls to be followed when actual, potential or perceived conflicts of interest are identified, but it is possible that the procedures adopted by our Affiliates may not be effective in identifying or mitigating all conflicts which could give rise to the dissatisfaction of, or litigation by, investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and the reputations of us and our Affiliates could be damaged if we or they fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely impact our business in a number of ways, including by making counterparties reluctant to do business with us, impeding our ability to retain or increase our assets under management, subjecting us to potential litigation and adversely impacting our results of operations.

        Conflicts of interest also may arise between our Affiliates where, for example, for competitive business reasons, more than one Affiliate may seek the same business opportunity, clients or talent or make other competitive business decisions.

        We may make business decisions which we believe are in the best interests of the Company but that may have indirect negative effects on one or more of our Affiliates. We also may be required to make strategic and financial or other resource allocation decisions that may directly benefit one or more Affiliates and not others. Any decision that does not directly or indirectly benefit an Affiliate could negatively impact our relationship with that Affiliate.

        Equity ownership by key employees of each Affiliate is at the level of the applicable Affiliate and not at the holding company level, although employees of our Affiliates may acquire our ordinary shares. Therefore, there may be instances where the interests of an Affiliate and its key employee equity-holders may not align with ours in effecting a desired outcome.

        While we endeavor to assess and resolve any conflicts in a manner that is not disruptive or detrimental to us, our Affiliates, or our Parent, there is no assurance that a resolution may be possible or the interests of all parties can be taken into account.

Impairment of our Affiliates' relationships with clients and/or consultants may negatively impact their businesses and our results of operations.

        Our Affiliates have strong client and consultant relationships in their core institutional marketplaces, and they depend upon these relationships to successfully market their existing products and strategies and to introduce new products and strategies. Some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2014, our Affiliates' top five client relationships represented 16% of total run rate ENI management fee revenue, including equity-accounted Affiliates, and our Affiliates' top 25 clients represented 34% of run rate ENI management fee revenue, including equity-accounted Affiliates. Total run rate ENI management fee revenue reflects the sum for each account at each of our seven Affiliates, of the product of (a) assets under management in each account at December 31, 2014, multiplied by (b) the relevant management fee rate on that account. This calculation includes the management fees paid by consolidated Funds, as well as all accounts at each of our equity-accounted Affiliates. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our Affiliates' businesses and negatively impact our results of operations.

The business of our Affiliates is dependent upon investment advisory agreements that are subject to negotiation, non-renewal, or termination, including termination upon assignment.

        Our Affiliates derive substantially all of their revenues from the fees charged to their clients under their investment advisory agreements with those clients. The agreements generally provide for fees to be paid on the basis of the market values of assets under management, although a portion also provide for fees to be paid on the basis of investment performance against stated benchmarks.

        An investment advisory agreement may be terminated by a client without penalty upon relatively short notice (typically no more than 30 days). In addition, the investment advisory agreements with registered investment companies generally may be terminated by the mutual fund or, in those instances where an Affiliate serves as a sub-adviser, the mutual fund's adviser, without penalty, upon 60 days' notice and are subject to annual approval by the mutual fund's board of directors or trustees. Clients may decide to terminate or not renew an agreement for poor investment performance or any variety of reasons beyond the control of our Affiliates. A decrease in revenues resulting from termination of an investment advisory agreement for any reason could have a material adverse effect on the revenue and profits of our Affiliates and a negative effect on our results of operations.

        Pursuant to the Advisers Act, investment advisory agreements between our Affiliates, who are (or who have subsidiaries who are) U.S. registered investment advisers, and their clients are not assignable without the consent of the client. As required by the Investment Company Act of 1940, or the Investment Company Act, investment advisory agreements between our Affiliates and investment company clients terminate upon their assignment. Assignment, as generally defined, includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a "controlling block" of the voting securities of the respective Affiliate. A transaction is not an assignment under the Advisers Act or the Investment Company Act, however, if it does not result in a change of actual control or management of the relevant Affiliate.

        Our Parent could decide to sell a controlling block of our voting securities in the future, in which event the contractual anti-assignment and termination provisions of the investment advisory agreements between our Affiliates and their clients may be implicated. If an assignment of an investment advisory agreement is deemed to occur, and clients do not consent to the assignment or enter into a new agreement, our results of operations could be materially and adversely affected.

The historical returns of our existing investment strategies may not be indicative of their future results or of the investment strategies we may develop in the future.

        We have presented information with respect to the historical returns of our existing investment strategies throughout this Annual Report on Form 10-K, including under "Business—Products and Investment Performance". The historical returns of our Affiliates' strategies and the ratings and rankings our Affiliates or their strategies have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that our Affiliates may develop in the future. The investment performance our Affiliates achieve for their clients varies over time and the variance can be wide. The ratings and rankings our Affiliates or their strategies have received are typically revised monthly. The historical performance and ratings and rankings presented herein are as of December 31, 2014 and for periods then ended unless otherwise indicated. The returns on the strategies of our Affiliates' have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected investment opportunities and the returns on our Affiliates' strategies. These negative conditions may occur again, and in the future our Affiliates may not be able to identify and invest in profitable investment opportunities within their current or future strategies.

Pressure on fee levels of our Affiliates and changes to their mix of assets could impact our results of operations.

        Our profit margins and net income are dependent on the ability of our Affiliates to maintain current fee levels for the products and services they offer. The competitive nature of the asset management industry has led to a trend toward lower fees in certain segments of the asset management market, and there can be no assurance that our Affiliates will be able to maintain their current pricing structures. Our Affiliates also may be required to restructure their fees due to regulatory changes. These factors also could inhibit the ability of our Affiliates to increase fees for certain products. A reduction in the fees charged by our Affiliates, or limited opportunities to increase fees, will reduce or limit our revenues and could reduce or limit our net income.

        The fees charged by our Affiliates on their assets under management vary by asset class and produce different revenues per dollar of assets under management based on factors such as the type of assets being managed, the applicable investment strategy, the type of client and the client fee schedule. Institutional clients may have significant negotiating leverage in establishing the terms of an advisory relationship, particularly with respect to the level of fees paid, and the competitive pressure to attract and retain institutional clients may impact the level of fee income earned by an Affiliate. In order for an Affiliate to maintain its fee structure in a competitive environment, it may elect to decline to manage additional assets from potential clients who demand lower fees even though our revenues may be adversely affected in the short term.

        Furthermore a shift in the mix of assets under management from assets that generate higher fees to those that generate lower fees may result in a decrease in revenues while aggregate assets under management remain unchanged or increase. Such shifts can occur as various investment strategies go in and out of favor due to competition in the industry or as a result of movements between asset classes or certain products no longer being available to investors. A decrease in revenues without a reduction in expenses will result in reduced net income.

        Changes in how clients choose to access asset management services may also exert downward pressure on fees. Some investment consultants, for example, are implementing programs in which the consultant provides a range of services, including selection, in a fiduciary capacity, of asset managers to serve as sub-adviser at lower fee rates than the manager's otherwise applicable rates, with the expectation of a larger amount of assets under management through that consultant. The expansion of those and similar programs could, over time, make it more difficult for us to maintain our fee rates.

Failure by our Affiliates to comply with investment guidelines set by their clients, including the boards of mutual funds that they sub-advise, or limitations imposed by applicable law could result in a loss of assets, potential damage awards or regulatory sanctions, which could adversely impact our results of operations or financial condition.

        As investment advisers, our Affiliates (or their registered subsidiaries) have fiduciary duties to their clients. Our Affiliates are required to follow specified investment guidelines established by their clients in the management of client accounts. Our Affiliates that sub-advise registered investment companies are also required to invest fund assets in accordance with guidelines contained in the Investment Company Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Code, as well as any guidelines established by the boards of the investment companies. Affiliates that manage accounts subject to the fiduciary responsibility provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must comply with the requirements of ERISA and regulations of the Department of Labor in their management of those plan accounts. An Affiliate's failure to comply with applicable client and regulatory guidelines could result in losses to a client which, depending on the circumstances, could result in an Affiliate obligation to make the client whole for such losses. If an Affiliate believed that the circumstances did not justify a reimbursement, or a client believed the reimbursement offered was insufficient, the client could seek to recover damages from the Affiliate, withdraw assets from management by the Affiliate or terminate its investment advisory agreement with the Affiliate. An Affiliate that fails to follow investment guidelines or other limitations in the management of a client account may be subject to actual and threatened lawsuits, or be subject to investigations and proceedings by governmental and self-regulatory organizations and potential damages, fines or sanctions. Any of these events could harm the reputations of us and our Affiliates and adversely impact our and their results of operations and financial condition.

If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.

        In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or results of operations. The potential for some types of operational risks, including, for example, trading errors, may be increased in periods of increased volatility, which can magnify the cost of an error. Although we have not suffered operational errors, including trading errors, of significant magnitude in the past, we may experience such errors in the future, which could be significant and the losses related to which we could be required to absorb. Additionally, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators. Our Affiliates' techniques for managing operational, legal and reputational risks in client portfolios may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.

We or our Affiliates may be exposed to potential liability as a general partner or a controlling person.

        Our Affiliates are limited liability companies of which we are, or an entity controlled by us is, either the managing member or the majority member, except for ICM in which case we have certain consent and management rights. Certain of our Affiliates may serve as general partners, managing members or their equivalents for investment products that are organized as partnerships or other commingled vehicles. As such, we or an Affiliate may be exposed to liability to the limited liability company, partnership or investment vehicle or required to undertake certain obligations under applicable law that we or they otherwise would not be required to undertake as a holding company or investment adviser. In addition we may be deemed to be a control person of our Affiliates, as that term is defined in various U.S. federal and state statutes, and, as such, potentially liable for the acts of our Affiliates or their employees. Consequently, if under such circumstances any of our Affiliates incurs liabilities or expenses that exceed its ability to pay, we may be directly or indirectly liable for its payment to the extent provided in the governing documents of the limited liability company, partnership or investment vehicle or under applicable law. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that claims will not be made against us that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that an adequate amount of insurance coverage will continue to be available to us and our Affiliates at a reasonable cost. A judgment against any of our Affiliates and/or us in excess of available insurance coverage could have a material adverse impact on our business and financial condition.

Our expenses are subject to fluctuations that could materially impact our results of operations.

        Our results of operations are dependent upon the level of our expenses and those of our Affiliates, which can vary from period to period. We and our Affiliates have certain fixed expenses that we incur as going concerns, and some of those expenses are not subject to adjustment. If our revenues decrease, without a corresponding decrease in expenses, our results of operations would be negatively impacted. While we and our Affiliates attempt to project expense levels in advance, there is no guarantee that an unforeseen expense will not arise or that we will be able to adjust our variable expenses quickly enough to match a declining asset base. Consequently, either event could have either a temporary or permanent negative impact on our results of operations.

The cost of insuring our business is meaningful and may increase.

        Our insurance costs are meaningful and can fluctuate significantly from year to year. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance coverage, we may be subject to additional costs caused by premium increases, higher deductibles, co-insurance liability, changes in the size of our business or nature of our operations, litigation or acquisitions or dispositions.

        We currently maintain certain insurance arrangements with our Parent and we benefit from the financial leverage our Parent brings to bear in negotiating certain insurance premiums with insurers specific to directors and officers insurance and excess errors and omission insurance. If we no longer were to be a member of our Parent's group of companies, we likely would lose the benefit of this arrangement and potentially be subject to less financially favorable insurance arrangements. Higher insurance costs and incurred deductibles, as with any expense, would reduce our net income. In addition, we may obtain additional liability insurance for our directors and officers. There have been historical periods in which directors' and officers' liability insurance and errors and omissions insurance have been available only with limited coverage amounts, less favorable terms or at prohibitive cost, and these conditions could recur.

Investments in non-U.S. markets and in securities of non-U.S. companies may involve foreign currency exchange risk, and tax, political, social and economic uncertainties, and a reduction in assets under management associated with investments in non-U.S. equities could have a disproportionate adverse impact on our results of operations.

        A significant amount of our Affiliates' assets under management is represented by strategies that primarily invest in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively impact the account values and the investment returns of clients who are invested in these strategies, with a corresponding reduction in management fee income. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies, which in turn would result in lower revenues.

        Many non-U.S. financial markets are not as developed or as efficient as the U.S. financial markets and, as a result, have limited liquidity and greater price volatility and may lack established regulations. Liquidity in such markets also may be adversely impacted by political or economic events, government policies, expropriation, volume trading limits by foreign investors, and social or civil unrest. The ability to dispose of an investment and its market value may be adversely impacted by any of these factors. In addition, non-U.S. legal and regulatory financial accounting standards and practices may be different from those of the U.S., and there may be less publicly available information about non-U.S. companies and non-U.S. markets. Governments of foreign jurisdictions may assert their abilities to tax local gains and/or income of foreign investors, including clients of our Affiliates, which could adversely impact the economics associated with investing in foreign jurisdictions or non-U.S. based companies. These risks also could impact the performance of strategies that invest in such markets and, in particular, strategies that concentrate investments in emerging market companies and countries.

        In general, management fees for accounts that invest in non-U.S. equity markets, particularly emerging markets, are higher than those for accounts that invest in the domestic markets. Since approximately 38% of our Affiliates' total assets under management as of December 31, 2014 were invested in global, international and emerging markets equities, a significant reduction in assets under management associated with such investments could have a disproportionately adverse impact on our results of operations.

Our non-U.S. distribution initiatives may be unsuccessful, may expose us to other tax and regulatory risks and may not facilitate the growth of our business.

        One of the primary opportunities for growth lies in expanding the geographic regions in which our Affiliates' investment products and services are distributed. To assist our Affiliates in their non-U.S. distribution, we offer the assistance of our Company-led distribution team. The success of these non-U.S. initiatives is therefore dependent upon the ability of our and our Affiliates' teams to successfully partner in non-U.S. distribution efforts and to structure products that appeal to the global markets. The inability of the Company-led distribution team and our Affiliates to successfully execute on their non-U.S. distribution plans may adversely impact the growth prospects of our Affiliates.

        Our non-U.S. distribution initiative has required and will continue to require us to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with the employment of additional support staff and regulatory compliance. Our employees routinely travel outside the U.S. in connection with our distribution efforts and may spend extended periods of time in one or more non-U.S. jurisdictions. Their activities outside the U.S. on our behalf may raise both tax and regulatory issues. If we are incorrect in our analysis of the applicability or the extent of the impact of non-U.S. tax or regulatory requirements, we could incur costs, penalties or be the subject of an enforcement or other action. We also expect that operating our business in non-U.S. markets generally will be more expensive than in the U.S. To the extent that our revenues do not increase as much as our expenses in connection with our distribution initiatives outside the U.S., our profitability could be adversely affected. Expanding our distribution initiatives into non-U.S. markets may also place significant demands on our existing infrastructure and employees.

Our outstanding indebtedness may impact our business and may restrict our growth and results of operations.

        We have approximately $177.0 million of debt outstanding under a revolving credit facility with third-party lenders. For additional information regarding our revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Working Capital and Long-Term Debt."

        We may incur additional indebtedness in the future for a variety of business reasons, including in relation to our acquisition strategy and in connection with our obligations under the deferred tax asset deed that we have entered into with OMGUK and for seed or co-investment capital. We will be dependent on the cash flow generated from our Affiliates to service any indebtedness that is taken on by us.

        The level of our indebtedness has important consequences to investors in our ordinary shares. For example, our level of indebtedness may require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures and other general corporate purposes and may limit our ability to pay future dividends. Too much debt may limit our ability to implement our business strategy; heighten our vulnerability to downturns in our business, the financial services industry or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the financial services industry; limit our access to additional debt; or prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our business and our Affiliates' product offerings. Any of these consequences could have a material adverse effect on our financial condition or results of operations.

We may be unable to obtain sufficient capital and liquidity to meet the financing requirements of our business.

        In connection with the Reorganization, we established an independent facility with third party lenders to facilitate the growth of our business and, in particular, to finance our acquisition strategy and investments in new products. Our ability to finance our operations through borrowing from, and to repay maturing obligations to, our lenders will be dependent in large part on the profitability of our Affiliates and our future operating performance. Any future inability to obtain financing on reasonable terms and with reasonable restrictions on the operation of our business could impair our liquidity, have a negative impact on our growth and that of our Affiliates and negatively impact our financial condition. Our future ability to incur debt may be restricted or limited by the regulations that govern our Parent's operations and our Parent's approval rights over our incurrence of indebtedness.

Our business involves risks of potential litigation that could harm our business.

        We and our Affiliates may be named as defendants or co-defendants in lawsuits, or may be involved in disputes that include the threat of lawsuits seeking substantial damages. Any such legal action, whether threatened or actual, could result in reputational damage, loss of clients and assets, increased costs and expenses in resolving a claim, diversion of employee resources and resulting financial losses.

        Our Affiliates make investment decisions on behalf of their clients that could result in substantial losses to those clients. If their clients suffer significant losses or otherwise are dissatisfied with the service of one of our Affiliates, that Affiliate could be subject to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment and/or fraud. These risks often are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. Our Affiliates may incur substantial legal expenses in defending against litigation commenced by a client or regulatory authority. Substantial legal liability levied on any one of our Affiliates could have a material adverse effect on our business, financial condition, or results of operations and could cause significant reputational harm.

Any significant limitation on the use of our facilities or the failure or security breach of our software applications or operating systems and networks, including the potential risk of cyber-attacks, could result in the disclosure of confidential client information, damage to our reputation, additional costs, regulatory penalties and financial losses.

        We and our Affiliates depend upon our principal business offices and our various centers of operation for the continued operations of our businesses. A disruption in the infrastructure that supports our businesses or prevents our employees from performing their job functions, including communication failures, natural disasters, terrorist attacks and international hostilities, may have a material impact on our ability to continue business operations without interruption. Insurance and other safeguards might not be available or might only partially reimburse us for our losses.

        Although we have back-up systems and disaster recovery programs in place and test their uses periodically, there can be no assurance that the recovery programs will be sufficient to mitigate any harm that may result from a disruption or disaster. Additionally, it is possible that any such disruption or disaster could have a significant impact on the general economy, domestic and local financial and capital markets or specific industries, including the financial services industry.

        A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other information as well as the monitoring of a large number of complex transactions. With the evolving proliferation of new technologies and the increasing use of the Internet and mobile devices to conduct financial transactions, financial institutions such as us have been, and will continue to be, subject to an increasing risk of cyber incidents from these activities. We and our Affiliates take protective measures to secure information, including through system security technology. However, our technology systems may still be vulnerable to unauthorized access, computer malware or other events that have a security impact, such as an authorized employee or vendor inadvertently causing the release of confidential information or third-party unauthorized access or account takeovers, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Breach of our technology systems through cyber-attacks, or failure to manage and secure our technology environment, could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach, additional costs to mitigate against future incidents and litigation costs resulting from an incident. Moreover, loss of confidential client information could harm our reputation and subject us to liability under the laws that protect personal data, resulting in increased costs or loss of revenues.

        Our Affiliates and third parties with which we do business may also be sources of cybersecurity or other technological risks as we outsource certain functions. While we engage in certain actions to reduce the exposure resulting from outsourcing, such as performing onsite security control assessments, limiting third-party access to the least privileged level necessary to perform job functions, and restricting third-party processing to systems stored within our data centers, ongoing threats may result in unauthorized access, loss or destruction of data or other cyber incidents with increased costs and consequences to us such as those discussed above.

The carrying value of goodwill and other intangible assets on our balance sheet could become impaired, which would adversely affect our financial condition and results of operations.

        We have recorded goodwill and intangible asset impairments in the past and could incur such charges in the future as acquisitions occur and we take on more goodwill. We review the carrying value of goodwill and intangible assets not subject to amortization on an annual basis, or more frequently if indications exist suggesting that the fair value of our intangible assets may be below their carrying values. We test the values of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should such review indicate impairment, a write-down of the carrying value of the intangible asset could occur, resulting in a non-cash charge that may, in turn, affect our reported results of operations, financial condition and shareholders' equity.

Claims for indemnification may be substantial and have a negative impact on our financial condition.

        We have engaged in a number of transactions involving the sale of businesses to third parties and to members of management of former Affiliates. As is customary in business transactions of these types, we were required to and did provide indemnifications with respect to third-party claims arising out of these transactions for limited periods of time with respect to certain claims, and for unlimited periods of time with respect to other claims. While we currently are not aware of exposure or potential exposure to any claim against us for indemnification, there can be no guarantee that a claim will not arise during the relevant indemnification period and that we will not have to provide the requisite indemnification. In addition, legal challenges to any potential claim for indemnification could result in increased legal expenses.

The failure of a counterparty to meet its obligations could affect our business adversely.

        Our Affiliates routinely execute transactions with counterparties in the financial industry and for the provision of services that are important to the business, and we may engage in transactions with counterparties as part of our corporate finance management function and for the provision of services. As a result, we and our Affiliates and clients have exposure to the credit, operational and other risks posed by such counterparties, including the risk of default by or bankruptcy of a counterparty. The failure of a counterparty to meet its obligations or provide the services we depend on for these or other reasons could adversely affect our ability to conduct our businesses and result in loss of client assets and potential liability.

We may be subject to financial criminal activity which could result in financial loss or damage to our reputation.

        Instances of financial criminal activity, personal trading violations and other abuses, including misappropriation of assets by internal or external perpetrators, may arise despite our internal control policies and procedures. Instances of such criminal activity by financial firms and their personnel, including those in the investment management industry, have led the U.S. government and regulators to increase enforcement of existing rules relating to such activities, adopt new rules and regulations and enhance oversight of the U.S. financial industry. As we expand our international operations, we will be subject to the rules of other jurisdictions that govern and control financial criminal activities and exposed to financial criminal activities on a more global scale. Compliance with existing and new rules and regulations may have the effect of increasing our expenses. Further, should any of our or our Affiliates' personnel be linked to financial criminal activity, either domestically or internationally, we would suffer material damage to our reputation which could result in a corresponding loss of clients and/or client assets and revenue.

        We and our Affiliates are vulnerable to reputational harm because we operate in an industry in which personal relationships, integrity and client confidences are of critical importance. For example, if an employee were to engage in illegal or suspicious activities, we or an Affiliate could be subject to legal or regulatory sanctions and suffer serious harm to our reputations (as a consequence of the negative perception resulting from such activities), and impairment to client relationships and the ability to attract new clients. Our Affiliates' businesses often require that they deal with confidential information. If their employees were to improperly use or disclose this information, even if inadvertently, our Affiliates and we could be subject to legal or regulatory action and suffer serious harm to our reputations and current and future business relationships.

        It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. In addition, the SEC has increased its scrutiny of the use of non-public information obtained from corporate insiders by professional investors. Employee misconduct, or even unsubstantiated allegations of misconduct, could adversely impact our reputation, current and future business relationships and our financial condition.

We are subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, results of operations and financial condition.

        Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010, or the Bribery Act, the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, the FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that may pose a risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our internal operations might be subject or the manner in which existing laws might be administered or interpreted.

        We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom, or U.K., and the U.S., and authorities in the European Union, including applicable export control regulations, economic sanctions on countries or persons, customs requirements and currency exchange regulations, or Trade Control Laws.

        There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control Laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control Laws by U.K., U.S. or other authorities could also have an adverse impact on our reputation, business, results of operations and financial condition.

Industry Risks

We operate in a competitive environment.

        The investment management industry is highly competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, reputation and the strategies offered. We and our Affiliates compete against a broad range of domestic and international asset management firms, broker-dealers, hedge funds, investment banking firms and other financial institutions. We directly compete against these organizations with respect to investment products, distribution channels, opportunities to acquire other investment management firms and retention and recruitment of talent. The capital resources, scale, name recognition and geographic footprints of many of these organizations are greater than ours. The recent trend toward consolidation in the investment management industry, and the financial services industry in general, has served to increase the size and strength of a number of our competitors. Some investors may prefer to invest with an investment manager that is not publicly traded based on the perception that a publicly traded asset manager may focus on the manager's own growth to the detriment of investment performance for clients. Some competitors may operate in a different regulatory environment than we do, which may give them certain competitive advantages in the investment products and portfolio structures that they offer.

        In addition, each of our Affiliates competes against other investment managers offering the same or different investment strategies. The competition in our industry results in pressure on fees which may hinder the ability of our Affiliates to compete. All of our Affiliates rely upon their investment performance as a competitive advantage, which may not always position them to compare favorably to their competitors. In certain instances, our Affiliates also may compete against one another for clients. It is likely that new competitors will enter the market as there are low costs and limited barriers to entry.

        Our ability to attract assets also is dependent upon the ability of our Affiliates to offer a mix of products and services that meet client demand and their abilities to maintain investment management fees at competitive levels. There are a number of asset classes and product types that currently are not well covered by our Affiliates, such as index funds, passive exchange-traded funds and hedge funds. When these asset classes or products are in favor with either existing or potential clients, our Affiliates will miss the opportunity to attract and manage these assets and face the risk of assets being withdrawn in favor of competitors who manage the asset classes and/or provide these products. If our Affiliates are unable to compete effectively in their markets, our results of operations and potential business growth could be adversely affected.

        Our sole business is asset management. As a result, we may be more impacted by trends and issues, and more susceptible to negative events impacting the asset management industry than other more diversified financial services companies that provide asset management and other financial services.

We operate in a highly regulated industry, and continually changing federal, state, local and foreign laws and regulations could materially adversely affect our business, financial condition and results of operations.

        The investment management business is highly regulated and, as a result, our Affiliates are required to comply with a wide array of domestic and international laws and regulations. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our shareholders. Accordingly, these regulators often serve to limit our activities, including through client protection and market conduct requirements.

        Our Affiliates are subject to extensive regulation in the U.S. through their primary regulator, the SEC, under the Advisers Act. Those of our Affiliates that act as investment advisers or sub-advisers to registered investment companies must comply with the terms of the Investment Company Act and the rules thereunder. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, advertising and operational requirements, disclosure obligations, and prohibitions on fraudulent activities. The Investment Company Act regulates the structure and operations of registered investment companies and imposes additional obligations on advisers to registered investment companies, including detailed disclosure and regulatory requirements applicable to the registered investment companies and additional compliance responsibilities which must strictly be adhered to by the funds and their advisers. Certain of our advisory Affiliates also are subject to the rules and regulations adopted by the Commodity Futures Trading Commission, under the Commodity Exchange Act; by the Department of Labor, under ERISA; the Financial Industry Regulatory Authority, Inc., or FINRA; and state regulators.

        The domestic regulatory environment in which we operate has seen significantly increased regulation in recent years. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, represents a comprehensive overhaul of the financial services industry in the U.S. and includes, among other things: (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies, (ii) the creation of the Consumer Financial Protection Bureau authorized to promulgate and enforce consumer protection regulations relating to financial products and services, and (iii) enhanced regulation of financial markets, including the derivatives and securitization markets. Certain provisions of the Dodd-Frank Act may require our Affiliates to change, or adopt new limitations on, the manner in which they conduct their business. The Dodd-Frank Act and the rules promulgated thereunder have also increased regulatory burdens and related reporting and compliance costs. Certain provisions may have unintended adverse consequences on the liquidity or structure of the financial markets. In addition, the scope and impact of many provisions of the Dodd-Frank Act remain to be determined by implementing regulations, some of which have involved lengthy proposal and promulgation periods and could lead to additional legislation or regulation. The Dodd-Frank Act impacts a broad range of market participants with whom our Affiliates interact or may interact. These changes may also impact the way in which our Affiliates conduct business with their counterparties and many aspects of the regulatory landscape continue to evolve. As a result of these uncertainties, the full impact of the Dodd-Frank Act on the investment management industry and on our and our Affiliates' businesses, in particular, cannot be predicted at this time.

        Developments in the current regulatory environment in the U.S. may include heightened and additional examinations and inspections by regulators. Regulators also may take a more aggressive posture on bringing enforcement proceedings resulting in fines, penalties and additional remedial activities.

        We and our Affiliates also are subject to the regulatory environments of the non-U.S. jurisdictions in which we and they operate, some of which also recently implemented or are in the process of implementing changes in regulations. In the U.K. we and our Affiliates are subject to regulation by two regulators, the Prudential Regulation Authority and the Financial Conduct Authority, which impose a comprehensive system of regulation on investment advisers and the manner in which we and they conduct our businesses. Some Affiliates are subject to and required to comply with the rules and regulations of the Irish Central Bank and the Luxembourg CSSF. We and our Affiliates are additionally subject to regulation relating to the offer and sale of financial products in each of the European Union countries in which we and they operate. The system of financial regulation in the European Union (including the U.K., Germany, Ireland, Luxembourg and Sweden) continues to develop and evolve and, as a result, the rules to which we and our Affiliates are subject (including rules relating to the remuneration of staff) are and will continue to be subject to change. Others that are registered in Australia, Canada, China, Hong Kong, Japan, South Korea, Russia, Singapore and the United Arab Emirates are subject to applicable regulations in those jurisdictions. As we execute on our growth strategy and continue to expand our distribution efforts into non-U.S. jurisdictions, including other member countries of the European Union, Latin America, the Middle East and certain other Asian countries, our Affiliates may be required to register with additional foreign regulatory authorities or otherwise comply with non-U.S. rules and regulations that currently are not applicable to our businesses and with respect to which we may have limited or no compliance experience. Our lack of experience in complying with any such non-U.S. or non-English laws and regulations may increase our risk of becoming a party to litigation or subject to regulatory actions.

        Our business, results of operations and financial condition may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations in any of the jurisdictions in which we and our Affiliates conduct business. The ability of us and our Affiliates to function in this legislative and regulatory environment will depend on our and our Affiliates' ability to monitor and promptly react to legislative and regulatory changes. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we and our Affiliates conduct business.

        Failure to comply with applicable laws or regulations could result in fines, suspension or revocation of an Affiliate's registration as an investment adviser, suspensions of individual employees, revocation of licenses to operate in certain jurisdictions or other sanctions, which could materially adversely affect our business, financial condition and results of operations. Even if an investigation or proceeding did not result in a fine or sanction, or the fine or sanction imposed against an Affiliate or us or our respective employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of a fine or sanction could cause us to suffer financial loss, harm our reputation and cause us to lose business or fail to attract new business which would have a direct adverse impact on our business, financial condition and results of operations.

If we were deemed an investment company under the Investment Company Act, we would become subject to burdensome regulatory requirements and our business activities could be restricted.

        We do not believe that we are an "investment company" under the Investment Company Act. Generally, a company is an "investment company" if, absent an applicable exemption, it (i) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe we are primarily engaged in a non-investment company business and that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities.

        We and our Affiliates intend to conduct our operations so that we will not be deemed an investment company under the Investment Company Act. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with our Affiliates, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our financial performance and operations.

Risks Related to Our Ownership Structure

Our Parent controls us and has significant power to control our business, affairs and policies.

        At December 31, 2014, our Parent beneficially owned 78.8% of our outstanding ordinary shares. As a result of this ownership, and pursuant to the rights of our Parent under the Shareholder Agreement that we have entered into with our Parent and policies and procedures adopted by our Board of Directors, our Parent has significant power to control our business, affairs and policies, including the right to appoint a majority of the directors to our Board of Directors, and, accordingly, the appointment of management, the adoption of amendments to our articles of association and the number of ordinary shares available for issuance under our equity incentive plans for our prospective and existing employees. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our ordinary shares, which could prevent shareholders from receiving a premium for their ordinary shares. It also may make it difficult for other shareholders to replace management and may adversely impact the trading price of our ordinary shares because investors often perceive disadvantages in owning ordinary shares in companies with controlling shareholders.

        Pursuant to a shareholder agreement that we have entered into with our Parent, or the Shareholder Agreement, our Parent will, for so long as it remains the majority owner of our outstanding ordinary shares, have the right to appoint a majority of the directors to our Board of Directors and, for so long as it owns certain specified percentages of our outstanding ordinary shares that are less than a majority but greater than 7%, the right to appoint a certain number of directors to our Board of Directors. Our Board of Directors has adopted policies and procedures which give our Parent significant control over certain matters, including budgets, business strategy, acquisitions, expenditures, financings, dividends, insurance and compensation, and require us to comply with certain policies and procedures similar to those at our Parent.

        The ownership by our Parent of a significant majority of our ordinary shares, its right to appoint a majority of our directors and its significant control with respect to certain matters as described above limits the ability of other shareholders to influence corporate matters. For information regarding the beneficial ownership of our outstanding ordinary shares by our Parent, see "Security Ownership of Certain Beneficial Owners and Management" in our 2015 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 31, 2014.

        In addition, pursuant to the Shareholder Agreement, our Parent will have approval rights over various matters until the date our Parent ceases to beneficially own more than 20% of our outstanding ordinary shares (provided that the consent rights related to the incurrence or guarantee of debt, the granting of liens and the declaration or payment of dividends shall not apply until the date that our Parent ceases to own more than 50% of our ordinary shares, so long as our Board of Directors approve such matters), including:

  •
  any merger or acquisition with consideration paid or payable (including a pro rata share of the debt assumed) of more than $100 million, or any disposition of assets with a fair market value of more than $100 million, involving us or one of our subsidiaries or controlled affiliates, on the one hand, and any other person, on the other hand;

  •
  any incurrence or guarantee of (or grant of a lien with respect to) external recourse debt in an amount greater than $300 million, plus the principal amount of the outstanding external debt on the date that our Parent ceases to beneficially own more than 50% of our outstanding ordinary shares;

  •
  any issuance of share capital other than (i) issuances of equity awards to directors or employees pursuant to a compensation plan or (ii) issuances of share capital in connection with an acquisition involving a consideration payable not exceeding $100 million;

  •
  entry into or amendment or termination of any material joint venture or strategic alliance;

  •
  any declaration or payment of a dividend other than in accordance with our dividend policy approved by our Board of Directors as of the date that our Parent ceases to beneficially own more than 50% of our outstanding ordinary shares;

  •
  listing or delisting of any securities on a securities exchange;

  •
  any agreement or arrangement that would conflict with the terms of the Shareholder Agreement;

  •
  any amendment, termination or waiver of any rights under our constitutional documents; and

  •
  any filing or petition under bankruptcy laws, admission of insolvency or similar actions by us or any of our subsidiaries or controlled affiliates, or our dissolution or winding-up.

We are a "controlled company" within the meaning of the NYSE Listed Company Manual and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

        At December 31, 2014, our Parent continues to beneficially own a majority of our ordinary shares. As a result, we are a "controlled company" within the meaning of the NYSE Listed Company Manual. Under the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements in the NYSE Listed Company Manual, including:

  •
  the requirement that a majority of our Board of Directors consist of independent directors;

  •
  the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors; and

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors.

        We utilize the exemptions to each of the requirements listed above. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements of the NYSE Listed Company Manual.

If our Parent sells a controlling interest in us to a third party in a private transaction, other shareholders may not realize any change-of-control premium on our ordinary shares and we may become subject to the control of a presently unknown third party.

        Our Parent owns a substantial majority of our ordinary shares. Our Parent has the ability, should it choose to do so, to sell some or all of our ordinary shares in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of us. The ability of our Parent to privately sell such shares may not be subject to any requirement for a concurrent offer to be made to acquire all of our ordinary shares that are publicly traded, which could prevent other shareholders from realizing any change-of-control premium on their ordinary shares that may otherwise accrue to our Parent upon its private sale of our ordinary shares. Additionally, if our Parent privately sells a significant equity interest in us, we may become subject to the control of a presently unknown third party. In addition, the rights of our Parent under the Shareholder Agreement may be assigned to any third party, but its rights to approve certain matters and to be informed of inquiries made or received by us regarding a potential change of control transaction may only be assigned to a transferee of a majority of our ordinary shares. Such third party may have interests that conflict with the interests of our other shareholders.

Our Parent's continuing significant interest in us may result in conflicts of interest.

        For as long as our Parent continues to beneficially own a significant amount of our outstanding ordinary shares, it will continue to be able to strongly influence or effectively control our decisions. See "—Our Parent controls us and has significant power to control our business, affairs and policies." Moreover, as long as our Parent continues to beneficially own more than 50% of our issued share capital, it will be able to determine the outcome of any corporate actions requiring approval of our shareholders by way of ordinary resolution (as such matters require approval by at least 50% of shareholders present and voting at the meeting at which the resolution is proposed). In addition, for so long as our Parent continues to beneficially own more than 75% of our issued share capital, it will be able to determine the outcome of any corporate actions requiring approval of our shareholders by way of special resolution, including any amendments to our constitutional documents (as such matters require approval by shareholders holding at least 75% of our issued share capital present and voting at the meeting at which the resolution is proposed).

        Our Parent also has the right to appoint a majority of our Board of Directors and approval rights over certain enumerated corporate actions pursuant to the Shareholder Agreement. Because our Parent's interests may differ from those of other shareholders, actions our Parent takes or omits to take with respect to us, for as long as it is our controlling shareholder, including those corporate or business actions requiring its prior affirmative written consent or vote, may not be as favorable to other shareholders as they are to our Parent.

        The interests of our Parent could conflict in material respects with those of our other shareholders. For example, our Parent (through its control of our Board of Directors or pursuant to consent rights in the Shareholder Agreement) may prevent us from incurring indebtedness or making acquisitions with our own capital if such actions would adversely affect its capital ratios on a consolidated basis, negatively affect its credit rating or otherwise influence its financial metrics. Our Parent also could, for similar reasons, exert control over the amount and timing of our investments and dispositions, cause us to sell revenue-generating assets or control the issuance of additional ordinary shares. Any such actions by our Parent could affect the amount of cash available for distribution to shareholders. In addition, our Parent may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. It also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our Parent may have tax positions that are different from ours which could influence its decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration our Parent's tax considerations even where no similar benefit would accrue to us.

        Our Parent is also allowed to take into account the interests of parties other than us in resolving conflicts of interest. As an English plc our Parent owes no duty to our other shareholders. Furthermore, the Articles of Association specify that no officer or director owes any duty to any shareholder. Other affiliates of our Parent and existing and former personnel employed by our Parent may not be subject to non-competition, non-solicitation and confidentiality agreements to which members of our management and those of our Affiliates are subject and thus may not be prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our Parent also may control the enforcement of obligations owed to us by it and its affiliates and decide whether to retain separate counsel or others to perform services for us.

        The Shareholder Agreement and the approach of our Board of Directors to corporate governance and risk management gives our Parent significant control over our business and may impose additional controls and information sharing by us and our Affiliates from that deemed to be standard in the investment management industry. While overlaying these additional governance and risk management structures onto the highly regulated investment management business may be viewed as a desirable added layer of regulatory oversight, it may be viewed by Affiliates and potential acquisition targets as being overly cumbersome, controlling and costly and thus a competitive deterrent to a third party becoming affiliated with us.

Our ability to pay regular dividends to our shareholders is subject to the discretion of our Board of Directors and our Parent and may be limited by our holding company structure and applicable provisions of the laws of England and Wales.

        We have initially targeted a dividend payout in the range of 25% of ENI, subject to maintaining a sustainable quarterly dividend per share. Beginning on the date our Parent ceases to own more than 50% of our ordinary shares and ending on the date that our Parent ceases to beneficially own at least 20% of our outstanding ordinary shares, the approval of our Parent will be required to declare any dividend other than in accordance with the dividend policy approved by our Board of Directors as of the date our Parent ceases to beneficially own more than 50% of our outstanding ordinary shares. Any declaration of dividends will be at the discretion of our Board of Directors and subject to the approval of our Parent (for so long as required), and will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements and any other factors that our Board of Directors or Parent deems relevant in making such a determination. Under English law, we may only pay dividends out of our accumulated, realized profits, so far as not previously utilized by distribution or capitalization and provided that at the time of payment of the dividend, the amount of our net assets is not less than the total of our called-up share capital and undistributable reserves. In addition, as a holding company, we will be dependent upon the ability of our Affiliates to generate earnings and cash flows and distribute them to us so that we may pay dividends to our shareholders. The ability of our Affiliates to distribute cash to OMUS will be subject to their operating results, cash requirements and financial condition, the applicable provisions of governing law which may limit the amount of funds available for distribution, their compliance with covenants and financial ratios related to existing or future indebtedness, and their other agreements with third parties. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our ordinary shares.

Some of our directors are executive officers of our Parent.

        All of our directors have been designated to our Board of Directors by our Parent. Three of these directors are officers or employees of our Parent. Because of each of these three director's positions as an officer or employee of our Parent, these three directors own substantial amounts of shares of our Parent. Ownership interests of these three directors in shares of our Parent, or service of certain of our directors as officers of our Parent, may create, or may create the appearance of, conflicts of interest when a director is faced with a decision that could have different implications for the two companies. These potential conflicts could arise, for example, over matters such as the desirability of an acquisition opportunity, employee retention or recruiting, capital management or our dividend policy and could result in the Company taking actions that are in the best interests of our Parent but not our other shareholders. Our Board of Directors has authorized any conflict of interest that any director appointed to our Board of Directors by our Parent from time to time may have with respect to any position held, or other interest, in any member of our Parent's group of companies. Notwithstanding any such conflict, directors appointed to our Board of Directors by our Parent shall be entitled to receive all information provided to, and participate fully in all deliberations and participate in any vote of, our Board of Directors, for all matters.

Our separation from our Parent could have a negative impact on our business and results of operations due to our Parent's strong brand and reputation.

        Prior to the Offering, we benefitted from being a wholly-owned subsidiary of our Parent and a member of our Parent's group of companies as we believe the association has provided us with preferred status among a variety of service providers, vendors and others due to our Parent's globally recognized brand, perceived high quality products and services and strong capital base and financial strength. In connection with the Offering, we entered into an intellectual property license agreement with our Parent and, solely for the intellectual property owned by it applicable to the agreement, Old Mutual Life Assurance Company (South Africa) Ltd., or OMLACSA, which we refer to as the Intellectual Property Agreement. Pursuant to the Intellectual Property Agreement, our Parent and OMLACSA have granted us a limited, non-exclusive, fully paid-up, royalty-free, non-transferable, non-sublicensable license to use certain trademarks, servicemarks, names and logos, including the names "Old Mutual", "OM" and the "OM 3 anchor design logo" with respect to our business worldwide, subject to certain exceptions set forth in the Intellectual Property Agreement. The license term shall be through the period ending six months after the date on which our Parent ceases to directly or indirectly own a majority of our outstanding ordinary shares; provided, however that under the Intellectual Property Agreement, our Parent and OMLACSA have given us a perpetual right (i) to use the name "OM Asset Management" as all or part of our corporate or trade names, (ii) to use "OMAM" in all or part of our corporate or trade names, businesses and activities, including in any advertising or promotional materials, and as a ticker symbol and (iii) to use omam.com as a website and an email address. After this license expires, we must cease using the licensed intellectual property (other than as described above and in the Intellectual Property Agreement) and any benefits that we derived from the use of the "Old Mutual" brand name and logo will likely be diminished or eliminated.

        In addition, certain of our Parent's other affiliates have established investment advisory and other investment-advisory related relationships with our Affiliates pursuant to which our Affiliates derive revenue. For the year ended December 31, 2014, our Parent and its subsidiaries (other than the Company and our Affiliates) contributed less than 2% of total ENI revenue including equity-accounted

Affiliates. We cannot predict whether these relationships would continue when we are no longer a majority-owned subsidiary of our Parent.

        The separation from our Parent could adversely impact our relationships with certain of our current or potential business partners as we may no longer be viewed as a part of our Parent's group of companies. If we no longer are entitled to benefit from the relationship with our Parent, we may not be able to obtain certain services at the same level or obtain the same benefit through new, independent relationships with third-party vendors. Likewise, we may not be able to replace the service and arrangement in a timely manner or on terms and conditions, including cost, as favorable as those we previously have received as a subsidiary of our Parent. Some third parties may re-price, modify or terminate their vendor relationships with us now that we are no longer a wholly-owned subsidiary of our Parent.

        The risks relating to our separation from our Parent could materialize or evolve at any time and we cannot accurately predict the impact that our separation from our Parent will have on our business and the businesses of our Affiliates, distribution partners, service providers, vendors and other business partners.

Risks Related to Our Tax Matters

The Internal Revenue Service, or the IRS, may not agree to treat OMAM as a foreign corporation for U.S. federal tax purposes and Section 7874 of the Code could limit our ability to use our U.S. tax attributes.

        Although OMAM is incorporated in England and Wales, which are part of the U.K., the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to section 7874 of the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because OMAM is a U.K. incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

        For OMAM to be treated as a foreign corporation for U.S. federal tax purposes under section 7874 of the Code, after the Reorganization (including for this purpose all the transactions treated as part of a plan or series of related transactions with respect to the Reorganization) either (i) the former stockholder of OMUS, i.e., OMGUK, must have owned (within the meaning of section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in OMUS immediately prior to the Reorganization, excluding for this purpose shares owned by the expanded affiliated group including OMAM, or (ii) OMAM must have had substantial business activities in the U.K. (taking into account the activities of our expanded affiliated group).

        Based on the rules for determining share ownership under section 7874 of the Code, in particular the rule excluding shares owned by OMGUK, which should be treated as a member of the expanded affiliated group including OMAM, we intend to take the position that OMGUK should be treated as owning less than 80% of our ordinary shares after the Reorganization and that, therefore, OMAM should be treated as a foreign corporation for U.S. federal income tax purposes, although no assurances can be given in this regard. If OMAM were to be treated as a U.S. corporation, income it earned would become subject to U.S. taxation, and the gross amount of any dividend payments to its non-U.S. shareholders could be subject to 30% U.S. withholding tax, depending on the application of any income tax treaty that might apply to reduce the withholding tax.

        Following the acquisition of a U.S. corporation by a foreign corporation, section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions.

        These limitations will apply if, after the Reorganization (including for this purpose all transactions treated as part of a plan or series of related transactions with respect to the Reorganization), (i) the former stockholder of OMUS, i.e., OMGUK, owned (within the meaning of section 7874 of the Code) at least 60% (by both vote and value) of our ordinary shares by reason of holding shares in OMUS immediately prior to the Reorganization, excluding for this purpose shares owned by the expanded affiliated group including OMAM, and (ii) we did not have substantial business activities in the U.K. (taking into account the activities of our expanded affiliated group).

        Based on the rules for determining share ownership under section 7874 of the Code, in particular the rule excluding shares owned by OMGUK, which should be treated as a member of the expanded affiliated group including OMAM, we intend to take the position that OMGUK should be treated as owning less than 60% of our ordinary shares, and that therefore OMUS should not be subject to the limitations described above, although no assurances can be offered in this regard. If such limitations were to apply, the U.S. consolidated group that includes OMUS would owe potentially more U.S. tax due to the inability to utilize these tax attributes, but there would likely be a corresponding reduction in the obligation of OMAM to make payments under the deferred tax asset deed, in the same or subsequent periods.

Future changes to the tax laws under which we should be treated as a foreign corporation for U.S. federal tax purposes and changes in other tax laws or tax treaties relating to multinational corporations could adversely affect us.

        Under current law, as noted above, OMAM should be treated as a foreign corporation for U.S. federal income tax purposes. Changes to section 7874 of the Code or the U.S. Treasury regulations promulgated thereunder or future IRS guidance could affect OMAM's status as a foreign corporation for U.S. federal tax purposes, and any such changes or future IRS guidance could have prospective or retroactive application. For instance, on October 14, 2014, the IRS issued Notice 2014-52, which describes certain regulations that the IRS intends to issue addressing certain types of transactions that implicate Section 7874 of the Code. While the proposed effective date of such regulations is prior to the date of our initial public offering, we believe that the proposed regulations would not impact the treatment of the Reorganization, or OMAM's status as a foreign corporation, under Section 7874 of the Code. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence. Such legislation, if passed, could also affect OMAM's status as a foreign corporation for U.S. federal tax purposes. Any of these changes to such laws or regulations, or future IRS guidance, could adversely affect us.

        In July 2013, The Organization for Economic Co-operation and Development launched an Action Plan on Base Erosion and Profit Shifting, or the BEPS Action Plan. The BEPS Action Plan identifies 15 specific actions to address Base Erosion and Profit Shifting, sets deadlines to implement the actions and identifies the resources needed and the methodology to implement these actions. The 15 actions outlined in the BEPS Action Plan are generally scheduled for completion between 2014 and 2015. These contemplated changes, if finalized and adopted by countries, could adversely affect our provision for income taxes.

        Moreover, the Office of Revenue Commissioners, U.S Congress and government agencies in other jurisdictions where we and our Affiliates do business have each recently focused on issues related to the taxation of multinational corporations. As a result, the tax laws in the U.K., U.S. and other countries in which we and our Affiliates do business could change on a prospective or retroactive basis and any such changes could adversely affect us.

Dividends and interest from OMUS to OMAM, and dividends, interest or other income from foreign entities owned by Affiliates or investment in other foreign countries may be subject to withholding taxes.

        Under U.S. federal income tax law, dividends and other distributions from Affiliates of OMUS to OMUS and from OMUS to OMAM UK Limited, or UK Sub, should not be subject to U.S. withholding tax. Additionally, dividends from OMAM US, Inc., or US Sub, to OMAM should not be subject to U.S. withholding tax under the income tax treaty between the U.K. and the U.S., or the Treaty, provided that OMAM satisfies the minimum holding period requirements set forth in the Treaty. Under U.S. federal income tax law, interest paid by OMUS to UK Sub should not be subject to U.S. withholding tax and, under the Treaty, interest paid by US Sub to OMAM should also not be subject to U.S. withholding tax. The IRS, however, may challenge any determination that OMAM is eligible for benefits under the Treaty, or may assert that OMAM does not qualify for a complete exemption from withholding tax on dividends under the Treaty. If OMAM is not eligible for benefits under the Treaty, the gross amount of any such dividends or interest would be subject to a 30% U.S. withholding tax. If OMAM qualifies for benefits under the Treaty, but not for a complete exemption from withholding tax on dividends, the gross amount of such dividends should nevertheless qualify for a reduced withholding tax rate of 5%.

        Under English law, dividends and other distributions from a U.K. corporation are not subject to U.K. withholding tax. However, dividends, interest or other income earned by OMUS or Affiliates of OMUS from foreign entities that OMUS or such Affiliates control or have invested in may be subject to foreign withholding taxes. Unless our share of these withholding taxes is fully credited against our U.S. or U.K. income tax liability or otherwise fully refunded, it could increase our aggregate tax burden. Although we intend to arrange the ownership of our foreign subsidiaries, our intercompany dividends, interest and other payments and our investments in foreign countries on our own behalf and on behalf of our clients with a view to minimizing the incurrence of such withholding taxes, there can be no assurance that such arrangements will have the intended result.

If we were treated as a "controlled foreign corporation" for U.S. federal income tax purposes, U.S. holders of 10% or more of the voting power of our ordinary shares may be subject to U.S. federal income taxation at ordinary income tax rates on undistributed earnings and profits.

        While we do not believe that we should be treated as a controlled foreign corporation, or CFC, for U.S. federal income tax purposes, no assurances can be offered in this regard. We will generally be classified as a CFC if more than 50% of our outstanding ordinary shares, measured by reference to voting power or value, are owned (directly, indirectly or by attribution) by "10% U.S. Shareholders." For this purpose, a "10% U.S. Shareholder" is any U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power of our outstanding ordinary shares. If we are classified as a CFC, a 10% U.S. Shareholder may be subject to U.S. federal income taxation at ordinary income tax rates on all or a portion of our undistributed earnings and profits attributable to certain categories of passive income and certain other income described in Subpart F of the Code, and may also be subject to U.S. federal income taxation at ordinary income tax rates on any gain realized on a sale of ordinary shares, to the extent of our current and accumulated earnings and profits attributable to such shares.

        The CFC rules are complex, and U.S. persons that are, or may be, 10% U.S. Shareholders are urged to consult their own tax advisors regarding the possible application of the CFC rules to them in their particular circumstances.

If we were treated as a passive foreign investment company for U.S. federal income tax purposes, U.S. investors in our ordinary shares could be subject to adverse U.S. federal income tax consequences.

        For U.S. federal income tax purposes, a foreign corporation is classified as a passive foreign investment company, or PFIC, for any taxable year if either (i) 75% or more of its gross income for such taxable year is "passive income" (as defined for such purposes) or (ii) 50% or more of the value of the assets held by such corporation (based on an average of the quarterly values of such assets) during such taxable year is attributable to assets that produce passive income or that are held for the production of passive income.

        We do not believe that we are currently a PFIC, and we do not anticipate becoming a PFIC in the foreseeable future; however, no assurances can be offered in this regard. The tests for determining PFIC status are applied annually after the close of the taxable year. It is difficult to accurately predict future income and assets relevant to this determination and no ruling from the IRS or opinion of counsel has been or will be sought with respect to PFIC status. Whether we are a PFIC will depend on our particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets, the treatment of intercompany interest income, etc.) and may also be impacted by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to depend, in part, upon (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be impacted by how, and how quickly, we spend any cash that is raised in any financing transaction. Accordingly, we cannot assure U.S. holders that we are not, or will not become, a PFIC. If we should determine that we are a PFIC, we will attempt to notify U.S. holders, although there can be no assurance that we will be able to do so in a timely and complete manner. If we are a PFIC for any taxable year during which a U.S. holder holds our ordinary shares, we generally will continue to be treated as a PFIC with respect to such U.S. holder for all succeeding taxable years during which such holder holds our ordinary shares, although a U.S. holder may avoid some of the adverse effects of the PFIC regime by making a deemed sale election with respect to our ordinary shares after we have ceased being treated as a PFIC.

        If we are properly characterized as a PFIC, U.S. holders of our ordinary shares would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains, or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional annual reporting requirements under U.S. federal income tax laws and regulations. Whether or not U.S. holders of our ordinary shares make a timely mark-to-market election may impact the U.S. federal income tax consequences to U.S. holders with respect to the acquisition, ownership and disposition of our ordinary shares and any distributions such U.S. holders may receive. Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to our ordinary shares.

Failure to comply with the tax laws of the U.S., the U.K. or other jurisdictions, which laws are subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis, may result in erroneous filings, negative impact to income and reputational damage.

        We and our Affiliates are subject to a range of taxes and tax audits. Tax and other regulatory authorities may disagree with tax positions taken by us and our Affiliates based on our, or their, interpretations of the relevant tax laws, which could result in erroneous filings, retroactive adverse impact on income, the loss of tax benefits and reputational damage. We will regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, which will require estimates and judgments. Although we will make these tax estimates on a reasonable basis, there can be no assurance that the tax authorities will agree with such estimates and judgments. From time to time, we may have to engage in litigation to attempt to achieve the results reflected in our estimates, which may be time-consuming and expensive and may have other adverse impacts. There can be no assurance that we will be successful in any such litigation or that any final determination of our tax liability will not be materially different from the historical treatment reflected in our historical income tax provisions and accruals. Any future changes to tax laws or interpretations could have a material impact on our effective tax rate and subsequently our results of operations.

        While we believe that being incorporated in the U.K. should help us maintain a competitive worldwide effective corporate tax rate, we cannot give any assurance as to what our effective tax rate will be. This is because, among other things, of uncertainties regarding the tax policies of all the jurisdictions where we operate our business and uncertainties regarding the application to our structure, which is complex, of the tax laws of various jurisdictions, including, without limitation, the U.S. and the U.K. Because of this uncertainty, our actual effective tax rate may vary from our expectation and that variance could be material. Additionally, the tax laws of the U.S., the U.K. or other jurisdictions, or the administrative or judicial interpretations thereof, could change in the future, possibly with retroactive effect, and such changes could cause a material change in our effective tax rate.

If various U.S. federal legislative proposals and modifications to existing tax treaties between the U.S. and foreign countries are enacted, they could result in a material increase in our U.S. and state taxes.

        Proposals have been introduced in the U.S. Congress that, if ultimately enacted, could either limit treaty benefits on certain payments made by our Affiliates or their subsidiaries or subject the earnings from non-U.S. subsidiaries of our Affiliates to taxation, or both. We cannot predict the outcome of any specific legislative proposals. However, since we operate or have operations in a number of foreign jurisdictions, our plans for expansion or our results of operations in such jurisdictions could be adversely affected if any adopted proposals resulted in an increase in our tax burden, costs of our tax compliance or otherwise adversely affected our results of operations and cash flows.

Our global effective tax rate is subject to a variety of different factors, which could create volatility in that rate, expose us to greater than anticipated tax liabilities and cause us to adjust previously recognized tax assets and liabilities.

        We are subject to income taxes in the U.K., U.S. and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including our global mix of earnings, the tax characteristics of our income and changes in tax legislation. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of our tax liability is always subject to review by applicable tax authorities.

        We cannot provide any assurances as to what our tax rate will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties and regulations. Our actual global tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our tax rate.

        We also could be subject to future audits conducted by foreign and domestic tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits and other matters could cause our global tax rate to increase, our use of cash to increase and our financial condition and results of operations to suffer.

Risks Related to Investing in our Ordinary Shares

Our efforts to raise capital could be dilutive to our ordinary shareholders and could cause our share price to decline.

        If we raise additional funds by issuing additional ordinary shares, dilution to our shareholders could result. If we raise additional funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. A failure to obtain adequate funds may affect our ability to make acquisitions of new affiliates or to seed new products of existing Affiliates, and may have a material adverse effect on our business and financial condition.

Future sales of our ordinary shares by us, OMGUK or other shareholders could cause our share price to decline.

        If we, OMGUK or other shareholders sell, or indicate an intention to sell, or there is a perception that they might sell, substantial amounts of our ordinary shares in the public market after the contractual lock-up agreements described below and other restrictions on resale lapse, the trading price of our ordinary shares could decline below the current trading level. As of December 31, 2014, we had 120,000,000 ordinary shares outstanding. Of these shares, 95,664,901 ordinary shares are subject to a 180-day contractual lock-up (subject to extension) with the underwriters of our initial public offering until April 6, 2015. Certain of the representatives of the underwriters may permit our officers, directors, employees and current shareholders who are subject to the contractual lock-up to sell ordinary shares or to demand piggy-back registration rights prior to the expiration of the lock-up agreements.

        Sales by OMGUK or other shareholders or the possibility that these sales may occur also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

        Pursuant to a registration rights agreement that we have entered into with our Parent, we agreed to use our reasonable best efforts to file registration statements from time to time for the sale of ordinary shares held by OMGUK now or in the future.

        We cannot predict the size of future issuances of our ordinary shares or the effect, if any, that future issuances and sales of our ordinary shares may have on the market price of our ordinary shares. Sales or distributions of substantial amounts of our ordinary shares, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our ordinary shares to decline.

As a public company whose ordinary shares are publicly traded in the U.S., our management expects to devote substantial time to compliance with our public company legal and reporting obligations.

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the related rules and regulations of the SEC, as well as the rules of the NYSE. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Our management and other personnel devote substantial time to compliance with our public company obligations. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

        In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing with our Annual Report on Form 10-K for fiscal year 2015, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley, and obtain an auditor attestation as to the effectiveness of our internal controls. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur additional accounting expense and expend additional management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Related to Being an English Company Listing Ordinary Shares

U.S. investors may have difficulty enforcing civil liabilities against the Company, our directors or members of senior management.

        We are incorporated under the laws of England and Wales. Several of our directors reside outside the U.S. and all or a substantial portion of the assets of such persons are located outside the U.S. As a result, it may be difficult for you to serve legal process on us or our directors or have any of them appear in a U.S. court. The U.S. and the U.K. do not currently have a treaty providing for the recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. The enforceability of any judgment of a U.S. federal or state court in the U.K. will depend on the laws and any treaties in effect at the time, including conflicts of laws principles (such as those bearing on the question of whether a U.K. court would recognize the basis on which a U.S. court had purported to exercise jurisdiction over a defendant). In this context, there is doubt as to the enforceability in the U.K. of civil liabilities based solely on the federal securities laws of the U.S. In addition, awards for punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in the U.K. An award for monetary damages under the U.S. securities laws would likely be considered punitive if it did not seek to compensate the claimant for loss or damage suffered and was intended to punish the defendant.

English law and provisions in our articles of association may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.

        Certain provisions of English law and our articles of association (as currently in effect) may have the effect of delaying or preventing a change in control of us or changes in our management. For example, English law and our articles of association include provisions that:

  •
  establish an advance notice procedure for shareholder approvals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our Board of Directors; and

  •
  provide that vacancies on our Board of Directors may, in certain specified circumstances, be filled only by a majority of directors then in office, even though less than a quorum.

        These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. In addition, these provisions may adversely affect the market price of our ordinary shares or inhibit fluctuations in the market price of our ordinary shares that could otherwise result from actual or rumored takeover attempts.

        The U.K. City Code on Takeovers and Mergers, or the Takeover Code, applies, among other things, to an offer for a public company whose registered office is in the U.K. (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the U.K. (or the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers, or the Takeover Panel, to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the "residency test." Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, including the structure of our Board of Directors, the functions of the directors and where they are resident.

        If at the time of a takeover offer the Takeover Panel determines that we have our place of central management and control in the U.K., we would be subject to a number of rules and restrictions, including but not limited to the following: (i) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (ii) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (iii) we would be obliged to provide equality of information to all bona fide competing bidders.

        At December 31, 2014, our Parent was interested in over 50% of our voting share capital, and therefore, if the Takeover Panel were to determine that we were subject to the Takeover Code, our Parent would be able to increase its aggregate holding in us without triggering the requirement under Rule 9 of the Takeover Code to make a cash offer for the outstanding shares in the Company.

        The Takeover Panel has confirmed to our representatives that, on the basis of our Board of Directors, it does not consider the Takeover Code to apply to the Company, although that position is subject to change if our center of management and control is subsequently found to move to the U.K.

We are subject to data protection laws under U.K. legislation, and any breaches of such legislation could adversely affect our business, reputation, results of operations and financial condition.

        Our ability to obtain, retain and otherwise manage personal data is governed by data protection and privacy requirements and regulatory rules and guidance. In the U.K., we must comply with the Data Protection Act 1998 in relation to processing certain personal data. The application of data privacy laws is often uncertain, and as business practices are challenged by regulators, private litigants and consumer protection agencies, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data protection practices. Additionally, under European data protection laws, distributing personal data into the U.S. may constitute an offense.

Pre-emption rights for U.S. and other non-U.K. holders of shares may be unavailable.

        In the case of certain increases in our issued share capital, under English law, existing holders of shares are entitled to pre-emption rights to subscribe for such shares, unless shareholders dis-apply such rights by a special resolution at a shareholders' meeting. These pre-emption rights were dis-applied by our shareholder prior to our initial public offering and we shall propose equivalent resolutions in the future once the initial period of dis-application has expired. However, OMGUK will have pre-emption rights, subject to certain exceptions, until it ceases to own more than 7% of our outstanding ordinary shares. In any event, U.S. holders of ordinary shares in U.K. companies are customarily excluded from exercising any such pre-emption rights they may have, unless a registration statement under the Securities Act is effective with respect to those rights, or an exemption from the registration requirements thereunder is available. We cannot assure U.S. investors that any exemption from the registration requirements of the Securities Act or applicable non-U.S. securities laws would be available to enable U.S. or other non-U.K. holders to exercise such pre-emption rights or, if available, that we will utilize any such exemption.

Item 1B.    Unresolved Staff Comments.

        There are no unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.    Properties.

        Our principal executive offices are located at 5th Floor, Millennium Bridge House, 2 Lambeth Hill, London EC4V 4GG, United Kingdom. Our principal office in the U.S. is located at 200 Clarendon Street, 53rd Floor, Boston, Massachusetts 02116. In Boston, we lease 37,946 square feet under a lease that expires on December 31, 2021. Each Affiliate has its own primary office where core investment management activities take place. Primary Affiliate-leased locations include Boston, MA; Chicago, IL; Dallas, TX; Baltimore, MD; Portland, OR; and Richmond, VA. In addition, both we and several of our Affiliates have leased secondary offices to help support research, distribution and/or client servicing. Key locations for secondary offices include (but are not limited to) Hong Kong, Singapore and Toronto. We believe existing facilities are appropriate in size, location and functionality to meet current and future business requirements.

Item 3.    Legal Proceedings.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Ordinary Shares

        Our ordinary shares began trading on the New York Stock Exchange under the symbol "OMAM" on October 9, 2014. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth the high and low sales price per ordinary share as reported on the New York Stock Exchange for the period indicated:

Year Ended December 31, 2014	High	Low
Fourth Quarter (from October 9, 2014)	$16.94	$13.25

        The closing price per ordinary share as reported on the New York Stock Exchange on March 27, 2015 was $17.88. As of March 27, 2015, there were four shareholders of record, including banks, brokers and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our ordinary shares).

Dividends

        We did not pay a cash dividend during the period from October 9, 2014 through December 31, 2014. On February 24, 2015, our Board of Directors approved our first quarterly interim dividend of

$0.08 per share payable on March 31, 2015 to shareholders of record as of the close of business on March 13, 2015.

        Our current dividend policy targets a dividend payout in the range of 25% of ENI, subject to maintaining a sustainable quarterly dividend per share. Any declaration of dividends will be at the discretion of our Board of Directors and subject to the approval of our Parent (for so long as it is required under the Shareholder Agreement), and will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements and any other factors that our Board of Directors or Parent deems relevant in making such a determination. Under English law, we may only pay dividends out of our accumulated, realized profits, so far as not previously utilized by distribution or capitalization and provided that at the time of payment of the dividend, the amount of our net assets is not less than the total of our called-up share capital and undistributable reserves. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on-hand and any funds we receive from our subsidiaries, including OMUS. Therefore, there can be no assurance that we will pay any dividends in the future to holders of our ordinary shares, or as to the amount of any such dividends.

Financial performance graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of OMAM under the Securities Act of 1933, as amended, or the Securities Act.

        The following graph compares the cumulative shareholder return on our ordinary shares from October 8, 2014, the date of our initial public offering through December 31, 2014, with the cumulative total return, during the same period, of the Standard & Poor's 500 Index, the Standard & Poor's 500 Financial Sector Index and a peer group comprised of AllianceBernstein Holding L.P., Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., Calamos Asset Management, Inc., Cohen & Steers, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Capital Group, Inc., Legg Mason, Inc., T. Rowe Price Group, Inc., Virtus Investment Partners, Inc. and Waddell & Reed Financial, Inc. The comparison assumes the investment of $100 at the time of our initial public offering on October 8, 2014 in our ordinary shares at the initial offering price of $14.00 per share and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

Item 6.    Selected Financial Data.

        We present economic net income, or ENI, to help us describe our operating and financial performance. ENI is the key measure our management uses to evaluate the financial performance of, and make operational decisions for, our business. ENI is not audited, and is not a substitute for net income or other performance measures that are derived in accordance with U.S. GAAP. Furthermore, our calculation of ENI may differ from similarly titled measures provided by other companies. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income" for a more thorough discussion of ENI and a reconciliation of ENI to U.S. GAAP net income.

        The following table sets forth selected historical consolidated financial data for our Company as of the dates and for the periods indicated. The selected statement of operations data for the years ended December 31, 2014, 2013, 2012 and 2011, and the balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our historical Consolidated Financial Statements audited under U.S. GAAP.

        Unaudited consolidated balance sheets dated as of December 31, 2011 and 2010 and unaudited statements of operations for the year ended December 31, 2010 were audited in accordance with International Financial Reporting Standards, and have been adjusted to be in accordance with U.S. GAAP for the purposes of the following selected historical and consolidated financial data presentation. These unaudited financial statements have been prepared on substantially the same basis as our Consolidated Financial Statements that were audited in accordance with U.S. GAAP and include all adjustments that we consider necessary for a fair statement of our consolidated statements of operations and balance sheets for the periods and as of the dates presented therein.

        You should read our following selected historical consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated Financial Statements and the related notes thereto, included elsewhere in this Annual Report.

	Years ended December 31,
($ in millions, except per share data as noted)	2014	2013	2012	2011	2010(1)
U.S. GAAP Statement of Operations Data:
Management fees(2)	$569.7	$478.2	$399.3	$398.2	$387.5
Performance fees	34.3	18.1	14.1	4.3	2.2
Other revenues	1.6	1.8	0.5	0.3	0.8
Consolidated Funds' revenue(2)	450.7	430.5	289.6	321.4	350.7

Total Revenue	$1,056.3	$928.6	$703.5	$724.2	$741.2

Net income before tax from continuing operations attributable to controlling interests(2)	$68.1	$32.7	$27.3	$22.0	$4.8
Net income (loss) from continuing operations attributable to controlling interests(2)	55.3	19.4	24.0	26.2	(13.9)
Net loss from continuing operations	(45.0)	(97.1)	(50.0)	(68.7)	(97.4)
U.S. GAAP operating margin(2)	(6)%	(11)%	(9)%	(11)%	(10)%
U.S. GAAP basic and diluted earnings per share from continuing operations attributable to controlling interests	$0.46	$0.16	$0.20	$0.22	$(0.12)

	Years ended December 31,
($ in millions, except per share data as noted)	2014	2013	2012	2011	2010
Non-GAAP Statement of Operations Data(1):
Economic net income(3):
Management fees	$589.9	$499.8	$420.9	$420.1	$408.8
Performance fees	34.3	18.1	14.1	2.9	2.2
Other revenues	11.2	9.6	15.8	12.2	11.3

Total ENI revenue	$635.4	$527.5	$450.8	$435.2	$422.3

Pre-tax economic net income	$204.1	$153.0	$131.3	$124.3	$123.9
Economic net income	151.3	122.9	112.3	101.9	103.4
ENI operating margin before Affiliate key employee distributions(4)	39%	34%	33%	32%	32%
ENI operating margin after Affiliate key employee distributions(5)	32%	29%	29%	28%	29%
Economic Net Income Per Share(3)	$1.26	$1.02	$0.94	$0.85	$0.86
Other Operational Information(1):
Assets under Management at period end (in billions)	$220.8	$198.8	$156.7	$136.8	$144.0
Net client cash flows (in billions)	9.5	10.5	0.4	(4.6)	(11.8)

	As of December 31,
($ in millions)	2014	2013	2012	2011(1)	2010(1)
U.S. GAAP Balance Sheet Data:
Total assets(6)	$7,772.9	$8,551.8	$8,529.8	$8,372.9	$8,295.4
Total assets attributable to controlling interests	993.2	1,014.4	999.2	1,027.2	996.9
Total debt(6)	4,309.9	5,469.0	5,641.8	5,248.5	5,349.8
Total debt attributable to controlling interests	214.0	1,043.2	1,147.5	1,198.3	1,295.3
Total liabilities(6)	5,215.5	6,015.9	6,097.8	5,696.9	5,766.4
Total liabilities attributable to controlling interests	956.7	1,461.1	1,480.5	1,515.1	1,607.9
Net assets(6)	$2,557.4	$2,535.9	$2,432.0	$2,676.0	$2,529.0
Redeemable non-controlling interests in consolidated Funds(2)	(61.9)	(403.3)	(88.9)	(108.8)	(98.3)
Non-controlling interests in consolidated Funds(2)	(2,459.0)	(2,579.3)	(2,824.4)	(3,055.1)	(3,041.7)
Non-controlling interests	—	(0.1)	(0.9)	(4.5)	(43.1)

Shareholders' equity (deficit)	$36.5	$(446.8)	$(482.2)	$(492.4)	$(654.1)

(1)
Unaudited.

(2)
Statement of operations data presented in accordance with U.S. GAAP include the results of consolidated Funds managed by our Affiliates where it has been determined these entities are controlled by our Company. The effects of consolidating these entities include a reduction in management fee revenue ranging from $20.2 million to $21.9 million per annum for fiscal years 2010 through 2014 with offsetting increases in the results of consolidated Funds. The net income from continuing operations presented as attributable to controlling interests exclude the income or loss directly attributable to third-party Fund investors, and represent the net amounts attributable to our shareholders. U.S. GAAP operating margin reflects operating income (loss) from continuing operations divided by total revenue.

  The following table reconciles our net income attributable to controlling interests to our net income from continuing operations attributable to controlling interests and our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2014	2013	2012
Net income attributable to controlling interests	$51.7	$25.7	$3.0
Exclude: Loss (profit) on discontinued operations attributable to controlling interests	3.6	(6.3)	21.0

Net income from continuing operations attributable to controlling interests	55.3	19.4	24.0
Add: Income tax expense	12.8	13.3	3.3

Pre-tax income from continuing operations attributable to controlling interests	$68.1	$32.7	$27.3

(3)
Economic net income, including a reconciliation to U.S. GAAP net income (loss) attributable to controlling interests, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income." Pre-tax and post-tax ENI are presented after Affiliate key employee distributions. These measures are conceptually equivalent to net income before tax from continuing operations attributable to controlling interests and net income from continuing operations attributable to controlling interests, respectively.

(4)
ENI operating margin before Affiliate key employee distributions is a non-GAAP efficiency measure, calculated based on earnings after variable compensation divided by ENI revenue.

(5)
ENI operating margin after Affiliate key employee distributions is a non-GAAP efficiency measure, calculated based on earnings after Affiliate key employee distributions, divided by ENI revenue. Affiliate key employee distributions are conceptually equivalent to non-controlling interests, representing the share of Affiliate earnings that accrue to key employees under equity or profit interests plans. For accounting purposes under U.S. GAAP, however, these plans are classified as cash-settled liabilities and the share of earnings attributed to key employees under these plans is therefore presented as compensation expense rather than non-controlling interests.

(6)
Balance sheet data presented in accordance with U.S. GAAP include the results of Funds managed by our Affiliates where it has been determined these entities are controlled by our Company. Consolidated assets and liabilities of these entities that are attributable to third-party investors, or non-controlling interests, have the effect of increasing our consolidated assets and liabilities. The net assets and liabilities presented as attributable to controlling interests exclude the portions directly attributable to these third-party investors, and represent the net amounts attributable to our shareholders. Similarly, Shareholders' equity (deficit) represents our net assets after excluding net assets directly attributable to these third-party investors.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes which appear in Item 8, Financial Statements and Supplementary Data.

        This discussion contains forward-looking statements that involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under Item 1A, Risk Factors.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

        Our MD&A is presented in six sections:

  •
  Overview provides a brief description of our Affiliates, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate and asset class.

  •
  U.S. GAAP Results of Operations for the years ended December 31, 2014, 2013, and 2012 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items over the last three years.

  •
  Non-GAAP Supplemental Performance Measure—Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the years ended December 31, 2014, 2013 and 2012.

  •
  Non-GAAP ENI Results of Operations for the years ended December 31, 2014, 2013, and 2012 includes an explanation of changes in our ENI revenue, ENI expense, and ENI other items over the last three years, presented in a similar format as provided for U.S. GAAP.

  •
  Capital Resources and Liquidity discusses our key balance sheet data including Working Capital and Long-Term Debt. This section also discusses Cash Flow from the business; Adjusted EBITDA; Future Capital Needs; and Commitments, Contingencies and Off-Balance Sheet Obligations. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income attributable to controlling interests.

  •
  Critical Accounting Policies and Estimates provides a discussion of the key accounting policies used in the preparation of our U.S. GAAP financial statements.

Overview

        We are a diversified, multi-boutique asset management firm headquartered in London, UK. We operate our business through seven affiliate firms to whom we refer in this Annual Report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.

        Under U.S. GAAP, our Affiliates may be consolidated into our operations or may be accounted for as equity investments. We may also be required to consolidate certain of our Affiliates' Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third-party clients in those Funds.

        Our Affiliates and their principal strategies include:

  •
  Acadian Asset Management LLC ("Acadian")—a leading quantitatively-oriented manager of active global and international equity, fixed income and alternative strategies.

  •
  Barrow, Hanley, Mewhinney & Strauss, LLC ("Barrow Hanley")—a widely recognized value-oriented investment manager of U.S., international and global equities, fixed income and a range of balanced investment management strategies.

  •
  Campbell Global, LLC ("Campbell Global")—a leading sustainable timber and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives and disciplined management.

  •
  Copper Rock Capital Partners LLC ("Copper Rock")—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.

  •
  Heitman LLC ("Heitman")*—a leading real estate investment manager of high-quality global strategies focused on private real estate equity, public real estate securities and real estate debt.

  •
  Investment Counselors of Maryland, LLC ("ICM")*—a value-driven domestic equity manager with product offerings across the entire capitalization range and a primary focus on small-cap companies.

  •
  Thompson, Siegel & Walmsley LLC ("TS&W")—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.

  The Economics of Our Business

        Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees when certain accounts add value in relation to relevant benchmarks or exceed required returns. Approximately $61 billion, or 32% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three year basis. Carried interests are features of private equity funds, which are calculated based on long term cumulative returns. In addition, approximately $11 billion of performance fee eligible AUM is managed by our equity-accounted Affiliates. Fees earned on these assets are not reflected as part of ENI or GAAP performance fee revenue.

        Our largest expense item is compensation and benefits paid to our and our Affiliates' employees, which consists of both fixed and variable components. Fixed compensation and benefits represents base salaries and wages, payroll taxes and the costs of our employee benefit programs. Variable compensation, calculated as described below, may be awarded in cash, equity or profit interests.

        The arrangements in place with our Affiliates result in the sharing of economics between OMUS and each Affiliate's key management personnel using a profit-sharing model, except for ICM, which uses a revenue share model as a result of a legacy economic arrangement that has not been restructured. Profit sharing affects two elements within our earnings: (i) the calculation of variable

*
Accounted for under the equity method of accounting.

compensation and (ii) the level of each Affiliate's equity or profit interests distribution to its employees. Variable compensation is the portion of earnings that is contractually allocated to Affiliate employees as a bonus pool, typically representing a fixed percentage of earnings before variable compensation, which is measured as revenues less fixed compensation and benefits and other operating and administrative expenses. Profits after variable compensation are shared between us and Affiliate key employee equity holders according to our respective equity or profit interests ownership. The sharing of profits in this manner ensures that the economic interests of Affiliate key employees and those of OMUS are aligned, both in terms of generating strong annual earnings as well as investing those earnings back into the business in order to generate growth over the long term. We view profit sharing as an attractive operating model, as it allows us to share in the benefits of operating leverage as the business grows, and ensures all equity and profit interests holders are incented to achieve that growth.

        Equity or profit interests owned by Affiliate key employees are either awarded as part of their variable compensation arrangements, or alternatively, may have originally resulted from OMUS acquiring less than 100% of the Affiliate. Over time, Affiliate key employee-owned equity or profit interests are recycled from one generation of employee-owners to the next either by the next generation purchasing equity or profit interests directly from retiring principals, or by Affiliate key employees forgoing cash bonuses in exchange for the equivalent value in Affiliate equity or profit interests. The recycling of equity or profit interests is often facilitated by OMUS; see "—Non-GAAP ENI Results of Operations—ENI Variable Compensation and Affiliate Key Employee Distributions" for a further discussion.

        The diagram below provides an illustrative example of how the profit-sharing model would work initially and over time if the affiliate grew its revenue and profits. In this example, the employees' variable compensation has been contractually set at 30% of earnings before variable compensation, and the earnings after variable compensation are split 60% to OMUS and 40% to the affiliate key employees. Revenue initially equals $200 and operating expenses equal $100. Therefore, earnings before variable compensation equal $100 and the contractual bonus pool (variable compensation) equals $30. The owners split the $70 profit after variable compensation, with OMUS taking $42, or 60%, and the Affiliate key employees taking $28, or 40%. Including both the contractual employee bonus pool and the key employees' share of profit, the employees receive $58, or 58% of profit before variable compensation. Employee equity is valued at a fixed multiple of this $28 share of profits, so employees have transparency into both their earning potential in any year from the bonus pool and share of profits, as well as the current value of their equity and the long-term potential to realize value from its growth. In this structure, key employees who are managing their business have incentives to manage for profit, but also to manage the business prudently, in the interest of their clients, and invest for growth, since they will benefit over the long term as both employees and equity holders. In this way, each Affiliate is aligned with OMUS and the public shareholders to generate profits and growth over time.

 Illustrative Structure: Profit-Sharing Economics

Figures in parenthesis indicate impact of model after five years if revenue and pre-bonus operating expenses grew 15% and 7% annually, respectively.

        The alignment of interests is even clearer if we consider the impact of growth on the profit-sharing model. The numbers in parenthesis in the diagram represent the financial results of the illustrative business in five years, assuming revenue has grown at 15% annually and operating expenses have grown at 7% annually. With revenue of $400 and operating expenses of $140, profit before variable compensation has now increased to $260, representing an annual growth rate of 21%. The 30% contractual bonus pool of $78 has also grown 21% annually, as has OMUS's 60% share of profits, which equals $109, and the affiliate's 40% share of profits, which equals $73. From this example, it is clear that as profit in the affiliate's business grows and the operating margin increases, both of the stakeholders—OMUS and the key employees—are benefiting in a proportionate way. This means that both parties are aligned to invest in the business by hiring new investment professionals, developing new products, or establishing new distribution channels. We believe this investment in turn benefits clients and should generate growth over time.

        The alternative structure common in the industry is the revenue share model. In the revenue share model, the affiliate's revenue is typically divided into two fixed percentages—the operating allocation and the owners' allocation. All operating expenses of the business, including employee bonuses, must be covered by the operating allocation. The owners' allocation can be owned entirely by the multi-boutique owner or ownership can be divided between the multi-boutique owner and the affiliate's key employees. In either case, the multi-boutique owner effectively owns a fixed percentage of the affiliates' revenue, which typically does not change as the business grows. While the initial economics of the profit share model and the revenue share model can be similar, over time the economic split and incentive structure can be quite different, leading to less alignment between the affiliate and the multi-boutique owner. The multi-boutique owner's share of profits grows in line with revenue, while any operating leverage in the business is retained entirely by the affiliate's employees. Likewise, new costs and investments to drive growth are borne entirely by the affiliate employees, while the revenue generated by these investments is shared with the multi-boutique owner. While the revenue share structure has been successfully implemented by a number of our peers who have a more autonomous strategy, for OMAM, which emphasizes collaborative engagement and joint investment with our Affiliates, the alignment of the profit-sharing model is mutually reinforcing with our overall growth strategy and operating philosophy.

  How We Measure Performance

        We manage our business in aggregate based on a single reportable segment, reflecting how our management assesses the performance of our business. Within our organizational framework, the same operational resources support multiple products and Affiliates and performance is evaluated at a consolidated level.

        In measuring and monitoring the key components of our earnings, our management uses a non-GAAP financial measure, ENI, to evaluate the financial performance of, and to make operational decisions for, our business. We also use ENI to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is an important measure in evaluating our financial performance because we believe it most accurately represents our operating performance and cash generation capability.

        ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes non-cash charges representing the changes in the value of Affiliate equity and profit interests held by Affiliate key employees, the results of discontinued operations which are no longer part of our business, and that portion of consolidated Funds which are not attributable to our shareholders. ENI is also adjusted to reflect the effect of restructuring and reorganization activity undertaken in connection with the Offering.

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

        "Non-controlling interests" is a concept under U.S. GAAP that identifies net components of revenues and expenses that are not attributable to our shareholders. For example, the portion of the net income (loss) of our consolidated Funds that is attributable to the outside investors or clients of the consolidated Funds is included in "Non-controlling interests" in our Consolidated Financial Statements. Conversely, "controlling interests" is the portion of revenue or expense that is attributable to our shareholders.

        For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure—Economic Net Income."

  Summary Results of Operations

        The following table summarizes our results of operations for the years ended December 31, 2014, 2013, and 2012:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
U.S. GAAP Basis
Revenue	$1,056.3	$928.6	$703.5	$127.7	$225.1
Net income from continuing operations attributable to controlling interests(1)	55.3	19.4	24.0	35.9	(4.6)
Net income attributable to controlling interests(1)	51.7	25.7	3.0	26.0	22.7
U.S. GAAP operating margin(2)	(6)%	(11)%	(9)%	5%	(2)%
Basic and fully diluted shares outstanding (in millions)(9)	120.0	120.0	120.0	—	—
Earnings per share (basic and fully diluted, $)(9)	$0.43	$0.21	$0.03	$0.22	$0.18
Economic Net Income Basis
(Non-GAAP measure used by management)
ENI revenue(3)(6)	$635.4	$527.5	$450.8	$107.9	$76.7
Pre-tax economic net income(3)(7)	204.1	153.0	131.3	51.1	21.7
Economic net income(3)(8)	151.3	122.9	112.3	28.4	10.6
Economic net income earnings per share (basic and fully diluted, $)(9)	$1.26	$1.02	$0.94	$0.24	$0.08
Adjusted EBITDA	$210.7	$157.4	$135.7	$53.3	$21.7
ENI operating margin before Affiliate key employee distributions(4)	39%	34%	33%	5%	1%
ENI operating margin after Affiliate key employee distributions(5)	32%	29%	29%	3%	0%
Other Operational Information
Assets under management (AUM) at year end (in billions)	$220.8	$198.8	$156.7	$22.0	$42.1
Net client cash flows (in billions)	9.5	10.5	0.4	(1.0)	10.1

(1)
Net income from continuing operations attributable to controlling interests excludes the results of consolidated Funds.

(2)
U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue.

(3)
Economic net income, which is presented after Affiliate key employee distributions, is a non-GAAP measure we use to evaluate the performance of our continuing operations. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to "—Non-GAAP Supplemental Performance Measures—Economic Net Income."

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

(7)
Pre-tax Economic net income is the ENI measure which corresponds to U.S. GAAP net income (loss) before tax from continuing operations attributable to controlling interests.

(8)
Economic net income is the ENI measure which corresponds to U.S. GAAP net income (loss) from continuing operations attributable to controlling interests.

(9)
Reflects pro forma shares outstanding in prior year periods.

  Assets Under Management

        Our total assets under management as of December 31, 2014 were $220.8 billion. The following table presents our assets under management by Affiliate for each of the periods indicated:

($ in billions)	As of December 31, 2014	As of December 31, 2013
Acadian Asset Management	$70.3	$65.2
Barrow, Hanley, Mewhinney & Strauss	99.7	91.0
Campbell Global	6.8	6.6
Copper Rock Capital	3.2	2.7
Heitman	26.7	23.4
Investment Counselors of Maryland	2.1	2.5
Thompson, Siegel & Walmsley	12.0	7.4

Total assets under management	$220.8	$198.8

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
  Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States and non-U.S. markets; and

  iv.
  Alternative, real estate and timber, which consist of real estate, timberland investments and other alternative investments.

        The following table presents our assets under management by strategy for each of the periods indicated:

($ in billions)	As of December 31, 2014	As of December 31, 2013
U.S. equity, small/smid cap	$7.8	$8.3
U.S. equity, mid cap value	9.5	7.3
U.S. equity, large cap value	65.4	61.2
U.S. equity, core/blend	4.6	3.8

Total U.S. equity	87.3	80.6

Global equity	30.0	24.8
International equity	31.9	29.6
Emerging markets equity	22.1	19.9

Total Global/non-U.S. equity	84.0	74.3

Fixed income	15.2	13.5
Alternative, real estate & timber	34.3	30.4

Total assets under management	$220.8	$198.8

        The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

	Years ended December 31,
($ in billions)	2014	2013	2012
U.S. equity
Beginning balance	80.6	$60.4	$57.0
Gross inflows	8.5	8.1	2.0
Gross outflows	(9.5)	(8.3)	(7.5)

Net flows	(1.0)	(0.2)	(5.5)
Market appreciation	8.1	20.4	8.9
Other	(0.4)	—	—

Ending balance	$87.3	$80.6	$60.4

Average AUM	$83.8	$71.1	$60.0
Global / non-U.S. equity
Beginning balance	$74.3	$56.3	$44.5
Gross inflows	15.8	14.3	9.8
Gross outflows	(7.8)	(6.7)	(6.8)

Net flows	8.0	7.6	3.0
Market appreciation	1.7	10.4	8.8

Ending balance	$84.0	$74.3	$56.3

Average AUM	$80.0	$64.8	$50.0
Fixed income
Beginning balance	$13.5	$12.7	$10.1
Gross inflows	2.9	2.9	3.7
Gross outflows	(2.4)	(1.8)	(2.0)

Net flows	0.5	1.1	1.7
Market appreciation (depreciation)	1.2	(0.3)	0.9

Ending balance	$15.2	$13.5	$12.7

Average AUM	$14.5	$13.0	$12.1
Alternative, real estate & timber
Beginning balance	$30.4	$27.3	$25.2
Gross inflows	4.8	4.0	4.1
Gross outflows	(1.1)	(1.0)	(0.9)
Hard asset disposals	(1.7)	(1.0)	(2.0)

Net flows	2.0	2.0	1.2
Market appreciation	1.9	1.1	0.9

Ending balance	$34.3	$30.4	$27.3

Average AUM	$32.0	$28.6	$26.1
Total
Beginning balance	$198.8	$156.7	$136.8
Gross inflows	32.0	29.3	19.6
Gross outflows	(20.8)	(17.8)	(17.2)
Hard asset disposals	(1.7)	(1.0)	(2.0)

Net flows	9.5	10.5	0.4
Market appreciation	12.9	31.6	19.5
Other	(0.4)	—	—

Ending balance	$220.8	$198.8	$156.7

Average AUM	$210.3	$177.5	$148.2
Annualized basis points: inflows	43.6	40.0	41.7
Annualized basis points: outflows	37.8	39.8	36.8
Annualized revenue impact of net flows (in millions)*	$54.5	$42.5	$11.2

*
Annualized revenue impact of net flows excludes market appreciation or depreciation. Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, including equity-accounted Affiliates. Annualized revenue is calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow or the net assets lost in the account in the event of an outflow.

        We also analyze our asset flows by client type and client location. Our client types include:

  i.
  Sub-advisory, which includes assets managed for underlying mutual fund and variable insurance products which are sponsored by insurance companies and mutual fund platforms, where the end client is typically retail;

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

        The following table summarizes our asset flows by client type for each of the periods indicated:

	Years ended December 31,
($ in billions)	2014	2013	2012
Sub-advisory
Beginning balance	$65.1	$46.2	$41.0
Gross inflows	9.7	10.2	3.4
Gross outflows	(6.4)	(5.4)	(5.1)

Net flows	3.3	4.8	(1.7)
Market appreciation	5.8	14.1	6.9
Other	(0.1)	—	—

Ending balance	$74.1	$65.1	$46.2

Institutional
Beginning balance	$124.4	$102.7	$88.3
Gross inflows	20.0	17.6	15.0
Gross outflows	(11.7)	(10.7)	(10.4)
Hard asset disposals	(1.7)	(1.0)	(2.0)

Net flows	6.6	5.9	2.6
Market appreciation	6.5	15.8	11.8
Other	(0.3)	—	—

Ending balance	$137.2	$124.4	$102.7

Retail/Other
Beginning balance	$9.3	$7.8	$7.5
Gross inflows	2.3	1.5	1.2
Gross outflows	(2.7)	(1.7)	(1.7)

Net flows	(0.4)	(0.2)	(0.5)
Market appreciation	0.6	1.7	0.8

Ending balance	$9.5	$9.3	$7.8

Total
Beginning balance	$198.8	$156.7	$136.8
Gross inflows	32.0	29.3	19.6
Gross outflows	(20.8)	(17.8)	(17.2)
Hard asset disposals	(1.7)	(1.0)	(2.0)

Net flows	9.5	10.5	0.4
Market appreciation	12.9	31.6	19.5
Other	(0.4)	—	—

Ending balance	$220.8	$198.8	$156.7

        It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

  i.
  U.S.-based clients, where the contracting client is based in the United States, and

  ii.
  Non-U.S.-based clients, where the contracting client is based outside the United States.

        The following table summarizes asset flows by client location for each of the periods indicated:

	Years ended December 31,
($ in billions)	2014	2013	2012
U.S.
Beginning balance	$160.2	$126.7	$113.8
Gross inflows	23.7	22.5	13.2
Gross outflows	(15.8)	(13.4)	(14.4)
Hard asset disposals	(1.3)	(0.9)	(1.8)

Net flows	6.6	8.2	(3.0)
Market appreciation	10.1	25.3	15.9
Other	(0.3)	—	—

Ending balance	$176.6	$160.2	$126.7

Non-U.S.
Beginning balance	$38.6	$30.0	$23.0
Gross inflows	8.3	6.8	6.4
Gross outflows	(5.0)	(4.4)	(2.8)
Hard asset disposals	(0.4)	(0.1)	(0.2)

Net flows	2.9	2.3	3.4
Market appreciation	2.8	6.3	3.6
Other	(0.1)	—	—

Ending balance	$44.2	$38.6	$30.0

Total
Beginning balance	$198.8	$156.7	$136.8
Gross inflows	32.0	29.3	19.6
Gross outflows	(20.8)	(17.8)	(17.2)
Hard asset disposals	(1.7)	(1.0)	(2.0)

Net flows	9.5	10.5	0.4
Market appreciation	12.9	31.6	19.5
Other	(0.4)	—	—

Ending balance	$220.8	$198.8	$156.7

U.S. GAAP Results of Operations

  For the Years Ended December 31, 2014, 2013, and 2012

        Our U.S. GAAP results of operations were as follows for the years ended December 31, 2014, 2013, and 2012:

				Increase (Decrease)
	Years ended December 31,
				2014 vs. 2013	2013 vs. 2012
($ in millions unless otherwise noted)	2014	2013	2012
U.S. GAAP Statement of Operations
Management fees	$569.7	$478.2	$399.3	$91.5	$78.9
Performance fees	34.3	18.1	14.1	16.2	4.0
Other revenue	1.6	1.8	0.5	(0.2)	1.3
Consolidated Funds' revenue	450.7	430.5	289.6	20.2	140.9

Total revenue	1,056.3	928.6	703.5	127.7	225.1

Compensation and benefits	429.4	352.3	267.2	77.1	85.1
General and administrative	83.9	68.7	68.6	15.2	0.1
Amortization and impairment of acquired intangibles	0.1	0.1	1.8	—	(1.7)
Depreciation and amortization	6.1	4.9	5.8	1.2	(0.9)
Consolidated Funds' expense	604.0	602.1	422.6	1.9	179.5

Total expenses	1,123.5	1,028.1	766.0	95.4	262.1

Operating loss	(67.2)	(99.5)	(62.5)	32.3	(37.0)

Investment income	12.2	10.7	16.5	1.5	(5.8)
Interest income	0.2	0.5	1.4	(0.3)	(0.9)
Interest expense	(50.6)	(72.2)	(84.1)	21.6	11.9
Consolidated Funds' investment gain	73.2	76.7	82.0	(3.5)	(5.3)

Loss from continuing operations before taxes	(32.2)	(83.8)	(46.7)	51.6	(37.1)
Income tax expense	12.8	13.3	3.3	(0.5)	10.0

Loss from continuing operations	(45.0)	(97.1)	(50.0)	52.1	(47.1)

Gain (loss) from discontinued operations, net of tax	(1.1)	2.7	(27.0)	(3.8)	29.7
Gain (loss) on disposal of discontinued operations, net of tax	2.3	(2.1)	10.8	4.4	(12.9)

Net loss	(43.8)	(96.5)	(66.2)	52.7	(30.3)
Net loss attributable to non-controlling interest	(95.5)	(122.2)	(69.2)	26.7	(53.0)

Net income attributable to controlling interests	$51.7	$25.7	$3.0	$26.0	$22.7

Earnings per share (basic and fully diluted, $)(1)	$0.43	$0.21	$0.03	104.8%	600.0%
Basic and fully diluted shares outstanding (in millions)(1)	120.0	120.0	120.0
U.S. GAAP operating margin(2)	(6)%	(11)%	(9)%	435 bps	(172) bps

(1)
Reflects pro forma shares outstanding in prior periods

(2)
U.S. GAAP operating margin equals operating loss from continuing operations divided by total revenue.

        The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2014	2013	2012
U.S. GAAP Statement of Operations
Net income attributable to controlling interests	$51.7	$25.7	$3.0
Exclude: Loss (profit) on discontinued operations attributable to controlling interests	3.6	(6.3)	21.0

Net income from continuing operations attributable to controlling interests	55.3	19.4	24.0
Add: Income tax expense (benefit)	12.8	13.3	3.3

Pre-tax income from continuing operations attributable to controlling interests	$68.1	$32.7	$27.3

  U.S. GAAP Revenues

        Our U.S. GAAP revenues principally consist of:

  i.
  management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

  ii.
  performance fees earned when our Affiliates' investment performance over agreed time periods for certain clients has met or exceeded pre-determined hurdles;

  iii.
  other revenue, consisting primarily of marketing, distribution and joint venture income; and

  iv.
  revenue from consolidated Funds, the net benefit of which is attributable to the holders of non-controlling interests.

Management Fees

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Management fees increased $91.5 million, or 19.1%, from $478.2 million for the year ended December 31, 2013 to $569.7 million for the year ended December 31, 2014. The increase was primarily attributable to increases in average assets under management excluding equity-accounted Affiliates, which increased 19.4% to $183.2 billion in 2014 from $153.4 billion in 2013. Of the increase in average assets from 2013 to 2014, $22.5 billion was due to net appreciation of assets under management, while $7.3 billion was due to increases in client flows.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Management fees increased $78.9 million, or 19.8%, from $399.3 million for the year ended December 31, 2012 to $478.2 million for the year ended December 31, 2013. The increase was primarily attributable to increases in average assets under management excluding equity-accounted Affiliates, which increased 21.5% to $153.4 billion in 2013 from $126.3 billion in 2012. Of the increase in average assets from 2012 to 2013, $22.3 billion was due to net appreciation of assets under management, while $4.8 billion was due to increases in client flows.

Performance Fees

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Performance fees increased $16.2 million, or 89.5%, from $18.1 million for the year ended December 31, 2013 to $34.3 million for the year ended December 31, 2014. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. Approximately one-third of the 2014 performance fees were driven by exceptional performance in a high-water mark based alternative strategy. In addition, we experienced strong performance fees in global/non-U.S. equity products.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Performance fees increased $4.0 million, or 28.4% from $14.1 million for the year ended December 31, 2012 to $18.1 million for the year ended December 31, 2013. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The increase was primarily due to higher performance fees from equity and alternative products.

Other Revenue

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Other revenue decreased $0.2 million, or (11.1%), from $1.8 million for the year ended December 31, 2013 to $1.6 million for the year ended December 31, 2014. The decrease was due to the wind-down of a fund platform, as Global Distribution shifted priorities.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Other revenue increased $1.3 million, or 260%, from $0.5 million for the year ended December 31, 2012 to $1.8 million for the year ended December 31, 2013. The increase was due to additional marketing and distribution fees earned through our Company-led Global Distribution fund platform as the platform's assets under management grew.

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

Compensation and Benefits Expense

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Compensation and benefits expense increased $77.1 million, or 21.9%, from $352.3 million for the year ended December 31, 2013 to $429.4 million for the year ended December 31, 2014. Fixed compensation and benefits increased $8.8 million, or 7.9%, from $111.4 million for the year ended December 31, 2013 to $120.2 million for the year ended December 31, 2014. This reflects increases in head count at certain Affiliates, as well as annual increases in base salaries, wages and benefits. Variable compensation increased $16.0 million, or 10.4%, from $153.8 million for the year ended December 31, 2013 to $169.8 million for the year ended December 31, 2014, which was driven by higher pre-variable compensation earnings. Sales-based compensation increased $4.8 million, or 43.6%, from $11.0 million for the year ended December 31, 2013 to $15.8 million for the year ended December 31, 2014, as a result of the timing and structure of the commissions due on inflows of assets under management in current and prior periods. Affiliate key employee distributions increased $11.7 million, or 41.2%, from $28.4 million for the year ended December 31, 2013 to $40.1 million for the year ended December 31, 2014, and revaluations of Affiliate equity increased $35.3 million, both of which were due to higher Affiliate earnings after variable compensation, in addition to higher key employee ownership at certain Affiliates. The repurchase of additional equity at an Affiliate in October 2014 also resulted in $31.6 million of revaluation of Affiliate equity.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Compensation and benefits expense increased $85.1 million, or 31.8%, from $267.2 million for the year ended December 31, 2012 to $352.3 million for the year ended December 31, 2013. Fixed compensation and benefits increased $7.4 million, or 7.1%, from $104.0 million for the year ended December 31, 2012 to $111.4 million for the year ended December 31, 2013. This reflects increases in head count at certain Affiliates, as well as annual increases in base salaries, wages and benefits. Variable compensation increased $32.8 million, or 27.1%, from $121.0 million for the year ended December 31, 2012 to $153.8 million for the year ended December 31, 2013, which was driven by higher pre-variable compensation earnings. Sales-based compensation increased $4.1 million, or 59.4%, from $6.9 million for the year ended December 31, 2012 to $11.0 million for the year ended December 31, 2013, as a result of the timing and structure of the commissions due on inflows of assets under management in current and prior periods. Affiliate key employee distributions increased $9.3 million, or 48.7%, from $19.1 million for the year ended December 31, 2012 to $28.4 million for the year ended December 31, 2013, and revaluations of Affiliate equity increased $31.5 million, both of which were due to higher Affiliate earnings after variable compensation, in addition to higher key employee ownership through the ongoing purchase of Affiliate equity and profit interests.

General and Administrative Expense

        Year ended December 31, 2014 compared to year ended December 31, 2013:    General and administrative expense increased $15.2 million, or 22.1%, from $68.7 million for the year ended December 31, 2013 to $83.9 million for the year ended December 31, 2014. Increases in general and administrative expenses were in line with the overall growth of the business combined with increased legal and advisory fees, approximately $3 million of which related to the restructuring of an investment that was borne by an Affiliate, and other incremental public company costs incurred following the Offering.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    General and administrative expense increased $0.1 million, or 0.1%, from $68.6 million for the year ended December 31, 2012 to $68.7 million for the year ended December 31, 2013.

Amortization and Impairment of Acquired Intangibles Expense

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Amortization of acquired intangibles expense was unchanged, at $0.1 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2014.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Amortization of acquired intangibles expense decreased $1.7 million, or (94.4%), from $1.8 million for the year ended December 31, 2012 to $0.1 million for the year ended December 31, 2013. The decrease was primarily due to a $1.6 million goodwill impairment charge recorded in 2012 that was not repeated in 2013.

Depreciation and Amortization Expense

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Depreciation and amortization expense increased $1.2 million, or 24.5%, from $4.9 million for the year ended December 31, 2013 to $6.1 million for the year ended December 31, 2014. The increase was primarily related to the purchase of new property and equipment in 2014, along with higher amortization of leasehold improvements.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Depreciation and amortization expense decreased $0.9 million, or (15.5%), from $5.8 million for the year ended

December 31, 2012 to $4.9 million for the year ended December 31, 2013. The decrease was primarily attributable to the effect of certain assets becoming fully depreciated.

  U.S. GAAP Other Non-Operating Items of Income and Expense

        Other non-operating items of income and expense consist of:

  i.
  investment income;

  ii.
  interest income; and

  iii.
  interest expense.

Investment Income

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Investment income increased $1.5 million, or 14.0%, from $10.7 million for the year ended December 31, 2013 to $12.2 million for the year ended December 31, 2014, primarily due to higher earnings on equity-accounted Affiliates which increased $1.9 million, or 24.7%, from $7.7 million for the year ended December 31, 2013 to $9.6 million for the year ended December 31, 2014.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Investment income decreased $5.8 million, or (35.2%), from $16.5 million for the year ended December 31, 2012 to $10.7 million for the year ended December 31, 2013, primarily due to lower earnings on equity-accounted Affiliates which decreased $7.6 million, or (49.7%), from $15.3 million for the year ended December 31, 2012 to $7.7 million for the year ended December 31, 2013 due in part to a restructuring of the split of performance fees, as well as lower performance fees at equity-accounted Affiliates. This decrease was partly offset by higher returns on real estate co-investments during 2013.

Interest Income

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Interest income decreased $0.3 million, or (60.0)%, from $0.5 million for the year ended December 31, 2013 to $0.2 million for the year ended December 31, 2014 due to lower balances in interest-bearing accounts.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Interest income decreased $0.9 million, or (64.3%), from $1.4 million for the year ended December 31, 2012 to $0.5 million for the year ended December 31, 2013. The decrease was primarily due to a one-time interest receipt received in 2012 related to a tax refund.

Interest Expense

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Interest expense decreased $21.6 million, or (29.9%), from $72.2 million for the year ended December 31, 2013 to $50.6 million for the year ended December 31, 2014. As a part of our Reorganization prior to the Offering, our Parent made a capital contribution of $971.3 million comprised of our outstanding debt to our Parent. As a result, interest expense paid to our Parent decreased $22.4 million, or (31.0%), from $72.2 million for the year ended December 31, 2013 to $49.8 million for year ended December 31, 2014. Following the Offering, we drew upon our new third party credit facility in the amount of $177.0 million, resulting in third party interest expense of $0.7 million in the fourth quarter of 2014.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Interest expense, primarily consisting of intercompany interest expense related to long-term debt owed to our Parent, decreased $11.9 million, or (14.1%), from $84.1 million for the year ended December 31, 2012 to

$72.2 million for the year ended December 31, 2013. The decrease was principally due to reductions in the principal balance of our revolving credit facility with our Parent combined with a reduction in the rate payable on the undrawn balance.

  U.S. GAAP Income Tax Expense

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Income tax expense decreased $0.5 million, or (3.8%), from $13.3 million for the year ended December 31, 2013 to $12.8 million for the year ended December 31, 2014. The decrease was primarily due to an $11.3 million reduction in the valuation allowance in 2014, offset by increases in pre-tax income from continuing operations attributable to controlling interests. Additionally, 2013 tax expense reflected the write off of expired state net operating losses.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Income tax expense increased $10.0 million, or 303%, from $3.3 million for the year ended December 31, 2012 to $13.3 million for the year ended December 31, 2013. The increase was primarily due to the write-off of expired state deferred tax assets in 2013, the reduction of the liability for uncertain tax positions in 2012 and increases in our taxable income.

  U.S. GAAP Consolidated Funds

        Revenue from consolidated Funds relates primarily to sales of timber in consolidated Funds, while expenses from consolidated Funds represent the cost of those sales and third-party financing costs associated with the timber assets acquired by those Funds. Timber assets are carried at cost and prior to the liquidation of the timber Fund assets, the costs of growing the timber will often outweigh the periodic revenues, resulting in a net operating loss under U.S. GAAP. The entire net income or loss of all consolidated Funds, excluding any income or loss attributable to co-investments we make in the Funds, is included in non-controlling interest in our Consolidated Financial Statements and is not included in the net income (loss) attributable to controlling interests or in management fees.

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Consolidated Funds' revenue increased $20.2 million, or 4.7%, from $430.5 million for the year ended December 31, 2013 to $450.7 million for the year ended December 31, 2014. Consolidated Funds' expenses increased $1.9 million, or 0.3%, from $602.1 million for the year ended December 31, 2013 to $604.0 million for the year ended December 31, 2014. These increases in both revenues and expenses were mainly due to incremental harvesting increases at consolidated timber Funds. Consolidated Funds' investment gain decreased $3.5 million, or (4.6%), from $76.7 million for the year ended December 31, 2013 to $73.2 million for the year ended December 31, 2014. The net loss on consolidated Funds decreased $14.8 million, or (15.6%), from $94.9 million for the year ended December 31, 2013, to $80.1 million for the year ended December 31, 2014, primarily due to improved financial results at two consolidated timber Funds. Of these losses, $100.2 million in 2014 and $116.5 million in 2013 were attributable to non-controlling interests in consolidated Funds. Amounts attributable to controlling interests were gains of $20.1 million in 2014 and $21.6 million in 2013, primarily representing management fees earned by our Affiliates.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Consolidated Funds' revenue increased $140.9 million, or 48.7%, from $289.6 million for the year ended December 31, 2012 to $430.5 million for the year ended December 31, 2013. Consolidated Funds' expenses increased $179.5 million, or 42.5%, from $422.6 million for the year ended December 31, 2012 to $602.1 million for the year ended December 31, 2013. These increases in both revenues and expenses were mainly due to the consolidation of a new timber Fund. Consolidated Funds' investment gain decreased $5.3 million, or (6.5%), from $82.0 million for the year ended December 31, 2012 to $76.7 million for the year ended December 31, 2013. The net loss on consolidated Funds increased $43.9 million, or 86.1%, from

$51.0 million for the year ended December 31, 2012, to $94.9 million for the year ended December 31, 2013, primarily due to the financial results of a newly consolidated timber Fund. Of these losses, $116.5 million in 2013 and $74.0 million in 2012 were attributable to non-controlling interests in consolidated Funds. Amounts attributable to controlling interests were gains of $21.6 million in 2013 and $23.0 million in 2012, primarily representing management fees earned by our Affiliates.

  Discontinued Operations

        In 2011 and 2012, following a strategic review by our Board of Directors, we restructured the composition of our executive management team, including the appointment of our Chief Executive Officer, a new Chief Financial Officer, a new Head of Global Distribution and a new Head of Affiliate Management. Our management team implemented a repositioning of our business to focus on actively managed, alpha-generating institutional investment products. Pursuant to this assessment, during 2011 and 2012 we divested our interests in several former Affiliate firms, including the sale of stable-value manager, Dwight Asset Management, to Goldman Sachs Asset Management, and the exit from our former retail business, Old Mutual Capital, through the sale of selected mutual fund assets to Touchstone Investments. Each of Analytic Investors, Ashfield Capital Partners, Larch Lane Advisors, Lincluden Management Ltd, 300 North Capital and 2100 Xenon were sold to the management of the respective Affiliate. In the fourth quarter of 2013, we began to wind down the operations of Echo Point Investment Management, which was substantially completed in the first quarter of 2014. All of these businesses are included in our discontinued operations. In the second quarter of 2014, we transferred a former Affiliate, Rogge Global Partners plc, to our Parent and have accordingly presented its results within discontinued operations.

        Year ended December 31, 2014 compared to year ended December 31, 2013:    The result from discontinued operations decreased $3.8 million, from a gain of $2.7 million for the year ended December 31, 2013 to a loss of $(1.1) million for the year ended December 31, 2014, in each case net of tax. The net amount attributable to controlling interests decreased $14.3 million, from a gain of $8.5 million for the year ended December 31, 2013 to a loss of $(5.8) million for the year ended December 31, 2014, with the balance attributable to non-controlling interests in consolidated Funds of discontinued operations. Gain (loss) on disposal increased $4.4 million, from a loss on disposal of $(2.1) million for the year ended December 31, 2013 to a gain on disposal of $2.3 million for the year ended December 31, 2014, in each case net of tax, representing the excess of disposal proceeds received over the carrying amount of net assets disposed of, and incremental costs of disposal in each period.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    The result from discontinued operations increased $29.7 million, from a loss of $(27.0) million for the year ended December 31, 2012 to a gain of $2.7 million for the year ended December 31, 2013, in each case net of tax. The net amount attributable to controlling interests increased $40.4 million, from a loss of $(31.9) million to a gain of $8.5 million for the year ended December 31, 2013, with the balance attributable to non-controlling interests in consolidated Funds of discontinued operations. Gain (loss) on disposal decreased $12.9 million, from a gain on disposal of $10.8 million for the year ended December 31, 2012 to a loss on disposal of $(2.1) million for the year ended December 31, 2013, in each case net of tax, representing the excess of disposal proceeds received over the carrying amount of net assets disposed of, and incremental costs of disposal in each period.

  Effects of Inflation

        For the years ended December 31, 2014, 2013, and 2012, inflation did not have a material effect on our consolidated results of operations.

Non-GAAP Supplemental Performance Measure—Economic Net Income

        As supplemental information, we provide a non-GAAP performance measure that we refer to as economic net income, or ENI, which represents our management's view of the underlying economic earnings generated by us. We use ENI to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. These ENI adjustments include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP. Adjustments to U.S. GAAP results in the calculation of ENI include, the following:

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

        To reflect the Reorganization which took place at the time of the Offering, we have excluded:

  i.
  notional corporate cost allocations which are non-cash expenses that no longer recur following the Offering;

  ii.
  interest expense historically paid to our Parent, as the related debt was restructured in connection with the Offering and intercompany interest will be eliminated from our consolidated results going forward;

  iii.
  historic mark-to-market co-investment gains and losses, because these investments and ongoing returns thereon have been allocated wholly to OMGUK in connection with the Offering; and

  iv.
  costs related to our initial preparations for an initial public offering which were expensed in prior periods.

        We also make the following adjustments to U.S. GAAP results to more closely reflect our economic results:

  v.
  We exclude non-cash expenses representing changes in the value of Affiliate equity and profit-interests held by Affiliate key employees. These ownerships interests may in certain circumstances be repurchased by OMUS at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on our balance sheet as a liability. Non-cash movements in the value of this liability are treated as compensation expense under U.S. GAAP. However, any equity or profit-interests repurchased by OMUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit-interest plans have been designed to ensure OMUS is never required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve month period. OMUS may also choose to retain repurchased Affiliate equity or profit-interests, entitling us to an additional share of future Affiliate earnings that represents an unrecognized economic asset to us.

  vi.
  We exclude non-cash amortization or impairment expenses related to acquired goodwill and other intangibles as these are non-cash charges that do not result in an outflow of tangible economic benefits from the business.

  vii.
  We exclude the results of discontinued operations attributable to controlling interests since they are not part of our ongoing business, and restructuring costs incurred in continuing operations which represent an exit from a distinct product or line of business.

  viii.
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

  •
  the exclusion of non-contractual, non-cash interest expense recognized under U.S. GAAP in connection with the unwinding of discounts implicit in long-term financial liabilities.

  •
  the inclusion of cash tax benefits associated with deductions allowed for acquired intangibles and goodwill that are not recognized within earnings under U.S. GAAP.

  Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2014, 2013 and 2012

        The following table reconciles net income attributable to controlling interests to economic net income for the years ended December 31, 2014, 2013 and 2012:

		Years ended December 31,
($ in millions)		2014	2013	2012
U.S. GAAP net income attributable to controlling interests		$51.7	$25.7	$3.0
Adjustments related to restructuring and reorganization actions undertaken in connection with our initial public offering:
i	Non-cash notional parent corporate cost allocation	3.4	3.3	2.8
ii	Intercompany interest expense	49.8	72.2	84.0
iii	Co-investment (gain)	(2.6)	(3.0)	(1.2)
iv	Initial public offering costs	—	—	0.4
Adjustments to reflect our economic earnings:
v	Non-cash key employee-owned equity and profit-interest revaluations	83.0 *	47.7	16.2
vi	Amortization and impairment of goodwill and acquired intangible assets	0.1	0.1	1.8
vii	Discontinued operations attributable to controlling interests and restructuring	5.8	(6.3)	21.0
viii	ENI tax normalization	(6.7)	1.2	(9.0)
Tax effect of above adjustments		(33.2)	(18.0)	(6.7)

Economic net income after taxes		$151.3	$122.9	$112.3

*
Includes $31.6 million related to the purchase of additional ownership interests in an Affiliate

Limitations of Economic Net Income

        Economic net income is the key measure our management uses to evaluate the financial performance of, and make operational decisions for, our business. Economic net income is not audited, and is not a substitute for net income or other performance measures that are derived in accordance with U.S. GAAP. Furthermore, our calculation of economic net income may differ from similarly titled measures provided by other companies.

        Because the calculation of economic net income excludes certain ongoing expenses, including amortization expense and certain compensation costs, it has certain material limitations and should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings.

Non-GAAP ENI Results of Operations for the years ended December 31, 2014, 2013 and 2012

	Years ended December 31,			Increase (Decrease)
($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Economic Net Income
Management fees	$589.9	$499.8	$420.9	$90.1	$78.9
Performance fees	34.3	18.1	14.1	16.2	4.0
Other income, including equity-accounted subsidiaries	11.2	9.6	15.8	1.6	(6.2)

Total ENI Revenue	635.4	527.5	450.8	107.9	76.7

Fixed compensation & benefits	120.2	111.4	104.0	8.8	7.4
General and administrative expenses	94.6	76.5	71.1	18.1	5.4
Depreciation and amortization	6.1	4.9	5.7	1.2	(0.8)

Total ENI Operating Expenses	220.9	192.8	180.8	28.1	12.0

Earnings before variable compensation	414.5	334.7	270.0	79.8	64.7
Variable compensation	169.8	153.8	121.0	16.0	32.8

Earnings after variable compensation	244.7	180.9	149.0	63.8	31.9
Affiliate key employee distributions	40.1	28.4	19.1	11.7	9.3

Earnings after Affiliate key employee distributions	204.6	152.5	129.9	52.1	22.6
Interest income	0.2	0.5	1.4	(0.3)	0.9
Interest expense	(0.7)	—	—	(0.7)	—

Pre-tax economic net income	204.1	153.0	131.3	51.1	21.7
Tax on economic net income	52.8	30.1	19.0	22.7	11.1

Economic net income	$151.3	$122.9	$112.3	$28.4	$10.6

ENI operating margin before Affiliate key employee distributions*	39%	34%	33%	422 bps	124 bps
ENI operating margin after Affiliate key employee distributions**	32%	29%	29%	329 bps	9 bps
ENI operating expense / management fee revenue	37%	39%	43%	(113) bps	(438) bps
Variable compensation / earnings before variable compensation	41%	46%	45%	(499) bps	114 bps
Affiliate key employee distributions / earnings before Affiliate key employee distributions	16%	16%	13%	69 bps	288 bps
Effective ENI tax rate	26%	20%	14%	620 bps	520 bps
Adjusted EBITDA	$210.7	$157.4	$135.7	$53.3	$21.7

*
ENI operating margin before Affiliate key employee distributions is calculated based on earnings after variable compensation divided by ENI Revenue.

**
ENI operating margin after Affiliate key employee distributions is calculated based on earnings after Affiliate key employee distributions divided by ENI Revenue.

ENI Revenues

        The following table reconciles U.S. GAAP Revenue to ENI Revenue for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
($ in millions)
U.S. GAAP Revenue	1,056.3	$928.6	$703.5
Include investment return on equity-accounted affiliates	9.6	7.7	15.3
Exclude revenue from consolidated Funds attributable to non-controlling interests	(430.5)	(408.8)	(268.0)

ENI Revenues	$635.4	$527.5	$450.8

        Our ENI Revenues principally consist of:

  i.
  management fees earned based on the level of assets under management (including management fees earned on Funds which are consolidated under U.S. GAAP);

  ii.
  performance fees earned when our Affiliates' investment performance over agreed time periods for certain clients has met or exceeded pre-determined hurdles; and

  iii.
  other income, predominantly composed of earnings of our equity-accounted Affiliates.

Management Fees

        Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.

        Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 32.2 for the year ended December 31, 2014, 32.6 for the year ended December 31, 2013 and 33.3 for the year ended December 31, 2012. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.

        Our average basis points by asset class (including both consolidated Affiliates that are included, and equity-accounted Affiliates that are not included in management fee revenue) over each of the periods indicated were:

	Years ended December 31,
	2014		2013		2012
($ in millions, except AUM data in billions)	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$199.8	24	$174.1	24	$162.8	27
Global / non-U.S. equity	335.0	42	275.5	42	213.2	43
Fixed income	31.5	22	29.8	23	27.0	22
Alternative, real estate & timber	134.0	42	117.9	41	104.6	40

Weighted average fee rate on average AUM	$700.3	33.3	$597.3	33.6	$507.6	34.3
Less: Revenue from equity-accounted Affiliates	(110.4)		(97.5)		(86.7)

ENI management fee revenue	$589.9	32.2	$499.8	32.6	$420.9	33.3

Average AUM	210.3		177.5		148.2
Average AUM excluding equity accounted Affiliates	183.2		153.4		126.3

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Management fees increased $90.1 million, or 18.0%, from $499.8 million for the year ended December 31, 2013 to $589.9 million for the year ended December 31, 2014. The increase was primarily attributable to increases in average assets under management excluding equity-accounted Affiliates, which were $183.2 billion in 2014 and $153.4 billion in 2013. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 32.2 basis points in 2014 and 32.6 basis points in 2013. Of the increase in average assets from 2013 to 2014, $22.5 billion was due to net appreciation of assets under management, while $7.3 billion was due to increases in client flows.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Management fees increased $78.9 million, or 18.7%, from $420.9 million for the year ended December 31, 2012 to $499.8 million for the year ended December 31, 2013. The increase was primarily attributable to increases in average assets under management excluding equity accounted Affiliates, which were $153.4 billion in 2013 and $126.3 billion in 2012. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 32.6 basis points in 2013 and 33.3 basis points 2012. Of the increase in average assets from 2012 to 2013, $22.3 billion was due to net appreciation of assets under management, while $4.8 billion was due to increases in client flows.

Performance Fees

        Gross performance fees earned (excluding performance fees at equity-accounted Affiliates) were 5.4% of ENI revenue in 2014, 3.4% of ENI revenue in 2013 and 3.1% of ENI revenue in 2012. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Years ended December 31,
($ in millions)	2014	2013	2012
Gross performance fees included in ENI Revenue	34.3	$18.1	$14.1
Allocated to Affiliate key employees (through variable compensation and distributions)	(14.4)	(9.2)	(7.4)

Net performance fees included in ENI after key employee distributions	$19.9	$8.9	$6.7

Percentage of performance fees accruing to OMAM	58.0%	49.2%	47.5%

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Performance fees increased $16.2 million, or 89.5%, from $18.1 million for the year ended December 31, 2013 to $34.3 million for the year ended December 31, 2014. Approximately one-third of the 2014 performance fees were driven by exceptional performance in a high-water mark based alternative strategy. In addition, we experienced strong performance fees in global/non-U.S. equity products.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Performance fees increased $4.0 million, or 28.4%, from $14.1 million for the year ended December 31, 2012 to $18.1 million for the year ended December 31, 2013. The increase was due to improved performance in equity and alternative products.

Other Income

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Other income increased $1.6 million, or 16.7%, from $9.6 million for the year ended December 31, 2013 to $11.2 million for the year ended December 31, 2014. The increase was attributable to improved year-over-year financial results from our equity-accounted Affiliates.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Other income decreased $6.2 million, or (39.2%), from $15.8 million for the year ended December 31, 2012 to $9.6 million for the year ended December 31, 2013 due in part to a restructuring of the split of performance fees at an equity-accounted Affiliate, as well as lower performance fees at equity-accounted Affiliates.

  ENI Operating Expenses

        Our ENI operating expenses principally consist of:

  i.
  fixed compensation and benefits paid to our employees;

  ii.
  general and administrative expenses, including sales-based compensation; and

  iii.
  depreciation and amortization.

Fixed Compensation and Benefits Expense

        Our most significant category of operating expense is fixed compensation and benefits awarded to our and our Affiliates' employees. Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the years ended December 31, 2014, 2013 and 2012 to ENI fixed compensation and benefits expense:

	Years ended December 31,
($ in millions)	2014	2013	2012
Total U.S. GAAP compensation expense	$429.4	$352.3	$267.2
Affiliate key employee equity revaluations excluded from ENI	(83.0)	(47.7)	(16.2)
Sales-based compensation reclassified to ENI general & administrative expenses	(15.8)	(11.0)	(6.9)
Affiliate key employee distributions	(40.1)	(28.4)	(19.1)
Compensation related to restructuring expenses	(0.5)	—	—
Variable compensation	(169.8)	(153.8)	(121.0)

ENI fixed compensation and benefits	$120.2	$111.4	$104.0

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Fixed compensation and benefits expense increased $8.8 million, or 7.9%, from $111.4 million for the year ended December 31, 2013 to $120.2 million for the year ended December 31, 2014. The increase is primarily attributable to increased head count combined with normal increases in base salaries, wages and benefits, including profit sharing expenses.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Fixed compensation and benefits expense increased $7.4 million, or 7.1%, from $104.0 million for the year ended December 31, 2012 to $111.4 million for the year ended December 31, 2013. This increase reflects increases in head count at certain Affiliates, normal increases in base salaries, wages and benefits, as well as higher average costs of medical benefit programs provided to our and our Affiliates' employees.

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

        Year ended December 31, 2014 compared to year ended December 31, 2013:    General and administrative expense increased $18.1 million, or 23.7%, from $76.5 million for the year ended December 31, 2013 to $94.6 million for the year ended December 31, 2014. General and administrative expense, excluding sales-based compensation and public company costs, was $65.5 million in 2013 and $76.9 million in 2014, an increase of $11.4 million, or 17.4%, and includes approximately $3 million in 2014 related to the restructuring of an investment that was borne by an Affiliate. Sales-based compensation increased from $11.0 million in 2013 to $15.8 million in 2014. In 2014 we incurred $1.9 million in general and administrative costs related to being a public company.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    General and administrative expense increased $5.4 million, or 7.6%, from $71.1 million for the year ended December 31, 2012 to $76.5 million for the year ended December 31, 2013, driven by higher sales-based compensation due to increases in the sales of incremental assets under management for which commissions are calculated, as well as increased legal and consulting expenses in connection with succession planning activities.

Depreciation and Amortization Expense

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Depreciation and amortization expense increased $1.2 million, or 24.5%, from $4.9 million for the year ended December 31, 2013 to $6.1 million for the year ended December 31, 2014. The increase was primarily related to the purchase of new property and equipment in 2014, along with higher amortization of leasehold improvements.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Depreciation and amortization expense decreased $0.8 million, or (14.0%), from $5.7 million for the year ended December 31, 2012 to $4.9 million for the year ended December 31, 2013. The decrease was primarily attributable to the effect of certain assets becoming fully depreciated.

  ENI Variable Compensation and Affiliate Key Employee Distributions

Variable Compensation

        Variable compensation is usually awarded based on a contractual percentage of each Affiliate's ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Non-cash variable compensation awards typically vest over several years and are recognized as an amortization expense as services are rendered over that period.

	Years ended December 31,
($ in millions)	2014	2013	2012
Total value of variable compensation awarded	$168.7	$161.0	$124.4
Value of equity-based and profit interests awards granted in lieu of cash	(17.3)	(22.7)	(14.5)

Cash variable compensation	151.4	138.3	109.9
Non-cash equity-based award amortization	18.4	15.5	11.1

Variable compensation(A)	$169.8	$153.8	$121.0

Earnings before variable compensation (B)	$414.5	$334.7	$270.0
Variable compensation as a percentage of earnings before variable compensation (A/B)	41.0%	46.0%	44.8%

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Variable compensation increased $16.0 million, or 10.4%, from $153.8 million for the year ended December 31, 2013 to $169.8 million for the year ended December 31, 2014, driven by higher pre-variable compensation earnings. Our ratio of variable compensation to earnings before variable compensation was 41.0% for the year ended December 31, 2014 and 46.0% for the year ended December 31, 2013, with the decrease due to scale benefits in 2014 at certain Affiliates and OMUS.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Variable compensation increased $32.8 million, or 27.1%, from $121.0 million for the year ended December 31, 2012 to $153.8 million for the year ended December 31, 2013, driven by higher pre-variable compensation earnings. Our ratio of variable compensation to earnings before variable compensation was 46.0% for the year ended December 31, 2013 and 44.8% for the year ended December 31, 2012, with the increase driven by timing of equity and profits-interest awards.

Affiliate Key Employee Distributions

        Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. At certain Affiliates, OMUS is entitled to an initial preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions, whereas for profits above the threshold the key employee distribution amount would be calculated based on the key employee ownership percentages, which range from approximately 15% to 35% at our consolidated Affiliates. OMUS's preference amounted to a total of $128.2 million for the year ended December 31, 2014, $114.9 million for the year ended December 31, 2013 and $101.1 million for the year ended December 31, 2012. The total preference amount changes annually in relation to changes in the relevant Affiliates' profits after variable compensation, and will be capped once it reaches $145.0 million.

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Affiliate key employee distributions increased $11.7 million, or 41.2%, from $28.4 million for the year ended December 31, 2013 to $40.1 million for the year ended December 31, 2014. Increases were primarily due to higher Affiliate profits after variable compensation. The increase also reflects the preference structure of certain distribution plans described above, which provide for a distribution preference to us before Affiliate key employees participate in the profits of their firms. Our ratio of key employee distributions to earnings after variable compensation was 16.4% for the year ended December 31, 2014 and 15.7% for the year ended December 31, 2013. In October 2014, we purchased additional equity from one Affiliate, which reduced the leveraged nature of the distributions and partially offset additional equitization that had occurred at other Affiliates during the year. As of year-end 2014, Affiliate ownership levels are expected to remain stable.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Affiliate key employee distributions increased $9.3 million, or 48.7%, from $19.1 million for the year ended December 31, 2012 to $28.4 million for the year ended December 31, 2013. Increases were due to higher Affiliate profits after variable compensation and higher effective Affiliate key employee ownership following additional purchases of Affiliate equity and profit interests. The increase also reflects the preference structure of certain distribution plans described above, which provide for a distribution preference to us before Affiliate key employees participate in the profits of their firms. Our ratio of key employee distributions to earnings after variable compensation was 15.7% for the year ended December 31, 2013 and 12.8% for the year ended December 31, 2012. Approximately 2% of the year-over-year increase was due to the acquisition of additional equity and profit interests by Affiliate key employees.

  Tax on Economic Net Income

        The following table reconciles the United States statutory tax to tax on economic net income:

	Years ended December 31,
($ in millions)	2014	2013	2012
Economic net income before intercompany interest and tax(1)	$204.1	$153.0	$131.4
Deductible intercompany interest expense	(68.8)	(72.2)	(84.1)

Taxable economic net income	135.3	80.8	47.3

Taxes at the U.S. federal and statutory rates	(54.4)	(32.5)	(19.0)
Other reconciling tax adjustments	1.6	2.4	—

Tax on economic net income	(52.8)	(30.1)	(19.0)
Add back intercompany interest expenses previously excluded	68.8	72.2	84.0

Economic net income	$151.3	$122.9	$112.3

Economic net income effective tax rate(2)	25.9%	19.7%	14.5%

(1)
Includes interest income.

(2)
Based on projected levels of economic net income and excluding impacts from other reconciling tax adjustments, the expected effective economic net income tax rate would approximate 27%-30% assuming a generally fixed proportion of deductible interest to pre-tax economic net income. The economic net income effective tax rate is calculated by dividing the tax on economic net income by economic net income before intercompany interest and tax.

        Year ended December 31, 2014 compared to year ended December 31, 2013:    Tax on economic net income for the year ended December 31, 2014 was $52.8 million, an increase of $22.7 million or 75.4% over the tax for the year ended December 31, 2013 of $30.1 million. The increase was primarily a result of increases in economic net income relative to intercompany interest expense.

        Year ended December 31, 2013 compared to year ended December 31, 2012:    Tax on economic net income for the year ended December 31, 2013 was $30.1 million, an increase of $11.1 million or 58.4% over the tax for the year ended December 31, 2012 of $19.0 million. The increase was primarily due to the reduction in interest expense and an increase in income.

Capital Resources and Liquidity

  Working Capital and Long-Term Debt

        The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude consolidated Funds:

	Years ended December 31,
($ in millions)	2014	2013	2012
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$175.6	$194.2	$197.0
Investment advisory fees receivable	161.1	154.9	136.4

Total current assets	336.7	349.1	333.4

Current liabilities
Accounts payable and accrued expenses	39.5	43.9	30.8
Accrued short-term incentive compensation	132.1	128.7	109.5
Other short-term liabilities	47.0	21.3	24.9

Total current liabilities	218.6	193.9	165.2

Working Capital	$118.1	$155.2	$168.2

Long-term notes payable and other debt	214.0	1,043.2	1,147.5
Other long-term liabilities	234.2	223.0	167.3

(1)
Excludes consolidated Funds.

        Working capital is defined as current assets less current liabilities, excluding consolidated Funds. Our net working capital has been positive over the past several years and was $118.1 million at December 31, 2014. Our most significant current liabilities have been accounts payable and accrued compensation expense. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at each Affiliate at a sufficient level to meet short-term operational needs, typically measured as two to three months' worth of operating expenses, plus accrued incentive compensation. Periodic distributions of Affiliate earnings to OMUS and Affiliate key employee equity holders are made according to respective Affiliate distribution policies, with OMUS having the ability to access any surplus cash at each Affiliate as necessary during interim periods.

Long-Term Debt

        Our long-term debt outstanding historically consisted of a related party term loan and a related party revolving credit facility, both due to our Parent, and a term loan payable to a third party. Following the Reorganization, our long-term debt outstanding consists of an external revolving credit facility and a non-interest bearing promissory note to OMGUK. Certain Funds included in our Consolidated Financial Statements also include long-term debt obligations to both related parties and third parties, none of which are attributable to our controlling interest holders.

        The following table summarizes our various historical financing arrangements, excluding consolidated Funds:

		Amounts outstanding at
($ in millions)	Total available at December 31, 2014	December 31, 2014	December 31, 2013	Interest rate	Maturity
Long term debt of OMAM
Third party obligations:
Revolving credit facility	$350.0	$177.0	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
Term loan two	—	—	2.5	5.23%	August 15, 2014
Related party obligations:
Loan note two	37.0	37.0	—	—	September 29, 2024
Related party credit facility	—	—	140.7	LIBOR + 5.58% plus 0.50% fee on undrawn amounts.	March 31, 2018
Term loan one	—	—	900.0	6.34%	September 30, 2015

Total long term debt	$387.0	$214.0	$1,043.2

Revolving Credit Facility

        On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Piece, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the "Credit Facility"). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. Borrowings under the facility will bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of our total consolidated indebtedness to Adjusted EBITDA (a "Leverage Ratio") until either Moody's Investor Service, Inc. or Standard & Poor's has assigned an initial rating to our senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or our credit rating, at which time such additional amount will be based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such additional amount will be based on our credit rating. In addition, we will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such amount will be based on our credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x. On October 15, 2014, we drew $177.0 million on this facility of which $175.0 million was paid to our Parent to satisfy loan note one pursuant to the Reorganization described more fully below under "—Loan Note One and Loan Note Two." As we are yet to receive a credit rating and in accordance with terms of the Credit Facility an interest rate of LIBOR plus a margin of 1.50% and commitment fee rate of 0.25% is being charged. At December 31, 2014, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.8x.

Term Loan Two

        On September 30, 2010, we entered into a $16.5 million term note with American AgCredit, PCA. Through December 31, 2013, we made scheduled repayments of $14.0 million. The remaining $2.5 million owed under the note at December 31, 2013 was repaid in August 2014.

Loan Note One and Loan Note Two

        On September 29, 2014, we entered into Loan note one and Loan note two with our Parent. Loan note one was issued in the amount of $175.0 million, accrued interest at 3% per annum and was payable in full on its maturity date, September 29, 2015. We repaid Loan note one on October 15, 2014 upon the closing of our revolving credit facility. Loan note two was issued in the amount of $37.0 million and does not bear interest. Loan note two has a ten year term and calls for quarterly repayments amounting to the greater of our excess cash, as defined, or $1.0 million, whichever is greater.

Related Party Credit Facility

        We also held a revolving credit facility with our Parent. The revolving loan was entered into on September 30, 2005 with a five-year term. We agreed to several extensions of the term with our Parent and the loan was extended to expire on March 31, 2018. We paid interest on the related party credit facility to our Parent on a quarterly basis. In connection with the Reorganization, we refinanced this debt with our Parent and the rights to this new debt were contributed back to us as a capital contribution in exchange for new shares.

Term Loan One

        On December 31, 2008, we issued a $900.0 million promissory note to our Parent. The note bore interest at 6.34% per annum. Interest on the note was due annually. In connection with the Reorganization, we refinanced this debt with our Parent and the rights to this new debt were contributed back to us as a capital contribution in exchange for new shares.

Other Long-term Liabilities

        Other long-term liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities, excluding consolidated Funds:

	Years ended December 31,
($ in millions)	2014	2013
Share-based payments liability	$42.3	$86.0
Affiliate profit interests	123.8	77.2

Employee equity	166.1	163.2
Voluntary deferral plan	59.5	51.2
Loan funding committed to discontinued operations	2.2	3.7
Other	6.4	4.9

Total	$234.2	$223.0

        Share-based payments liability represents the value of Affiliate key employee-owned equity that may under certain circumstances be repurchased by us that is considered an equity award under U.S. GAAP based on the terms and conditions attached to these interests. Profit interests represent the value of Affiliate key employee-owned equity that may under certain circumstances be repurchased by us that is not considered an equity award under U.S. GAAP, but rather a form of compensation arrangement, based on the terms and conditions attached to these interests. Our obligation in any given period in respect of funding these potential repurchases of Affiliate equity is limited to only that portion that may be put to us by Affiliate key employees, which is typically capped annually under the terms of these arrangements such that we are not required to repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Affiliate key employees.

        Certain of our and our Affiliates' key employees are eligible to participate in our voluntary deferral plan, which provides our senior personnel the opportunity to voluntarily defer a portion of their compensation. This obligation is offset by a voluntary deferral plan investment.

        For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2015 annual meeting of shareholders incorporated herein by reference.

  Cash Flows

        The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds.

	For the years ended December 31,
($ in millions)	2014	2013	2012
Cash provided by (used in)(1)(2)
Operating activities	$56.9	$113.3	$48.2
Investing activities	(5.7)	(10.0)	(24.0)
Financing activities	(49.8)	(104.3)	(50.8)

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

Comparison for the Years Ended December 31, 2014, 2013 and 2012

        Net cash provided by operating activities of continuing operations excluding consolidated Funds decreased $56.4 million, or (49.7%), from $113.3 million for the year ended December 31, 2013 to $56.9 million for the year ended December 31, 2014. The decrease was primarily due to the purchase of additional ownership interests in an Affiliate at the time of the Offering, along with an increase in deferred income taxes.

        Net cash provided by operating activities of continuing operations excluding consolidated Funds increased $65.1 million, or 135%, from $48.2 million for the year ended December 31, 2012 to $113.3 million for the year ended December 31, 2013. The increase was primarily due to higher pre-interest earnings, lower intercompany interest payments and the timing effect of fluctuations in our working capital.

        Net cash flows used in investing activities of continuing operations excluding consolidated Funds consist primarily of purchases and sales of investment securities as part of our co-investment program and voluntary deferral program, or VDP, and purchases of fixed assets for use within our premises. Cash used in investing activities was $(5.7) million, $(10.0) million and $(24.0) million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash received (used in) the purchase and sale of co-investments and VDP investments was $16.7 million, $(0.1) million and $(11.3) million for the years ended December 31, 2014, 2013 and 2012, respectively. Fluctuations are principally due to the timing of acquisitions of real estate and timber assets in which we are co-investing. Net cash used in the purchase of fixed assets was $(7.6) million, $(9.9) million and $(12.7) million for the years ended December 31, 2014, 2013 and 2012, respectively. The lower levels in 2014 and 2013 versus 2012 were primarily a result of timing of reinvestment by our Affiliates in the facilities and premises in which they operate.

        Net cash used in financing activities excluding consolidated Funds consists of repayments of the related party revolving credit facility, the term loans to our Parent, and third-party borrowings offset in 2014 by third party debt facilities taken in connection with the Reorganization. Repayments of the related party revolving credit facility were lower in 2014 compared to 2013 and 2012 due to the refinancing of this facility in connection with the Reorganization.

Supplemental Liquidity Measure—Adjusted EBITDA

        As supplemental information, we provide information regarding Adjusted EBITDA, which we define as economic net income before interest, income taxes, depreciation and amortization. We consider Adjusted EBITDA to be a non-GAAP liquidity measure that we provide in addition to, but not as a substitute for, cash flows from operating activities. It should therefore be noted that our calculation of Adjusted EBITDA may not be consistent with Adjusted EBITDA as calculated by other companies. We believe Adjusted EBITDA is a useful liquidity metric because it indicates our ability to make further investments in our business, service debt and meet working capital requirements.

        The following table reconciles Adjusted EBITDA to our net income attributable to controlling interests and to economic net income for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
($ in millions)	2014	2013	2012
Net income attributable to controlling interests	$51.7	$25.7	$3.0
Intercompany interest expense	49.8	72.2	84.4
Net interest expense (income) from third parties	0.5	(0.5)	(1.4)
Income tax expense (including discontinued operations)	11.5	16.3	7.2
Depreciation and amortization (including discontinued operations)	6.4	5.6	42.0

EBITDA	$119.9	$119.3	$135.2
Non-cash compensation costs associated with revaluation of affiliate key employee-owned equity and profit-sharing interests	83.0	47.7	16.2
EBITDA of discontinued operations attributable to controlling interests	4.7	(9.9)	(17.7)
Non-cash parent corporate cost allocation	3.4	3.3	2.8
Restructuring	2.3	—	—
Investment gains attributable to controlling interests	(2.6)	(3.0)	(1.2)
Capital transaction costs	—	—	0.4

Adjusted EBITDA	$210.7	$157.4	$135.7
Interest income from third parties	0.2	0.5	1.4
Interest expense to third parties	(0.7)	—	—
Depreciation	(6.1)	(4.9)	(5.8)
Tax on economic net income	(52.8)	(30.1)	(19.0)

Economic net income	$151.3	$122.9	$112.3

        For a full discussion regarding the items excluded from Adjusted EBITDA above and the calculation of economic net income, refer to "—Non-GAAP Supplemental Performance Measure—Economic Net Income."

Limitations of Adjusted EBITDA

        As a non-GAAP, unaudited liquidity measure and derivation of EBITDA, Adjusted EBITDA has certain material limitations. It does not include cash costs associated with capital transactions and excludes certain U.S. GAAP expenses that fall outside the definition of EBITDA. Each of these categories of expense represents costs to us of doing business, and therefore any measure that excludes any or all of these categories of expense has material limitations.

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

        In connection with the Offering, we entered into an agreement with our Parent and certain of its affiliates pursuant to which our Parent will continue to provide approximately $150 million in seed capital to our Affiliates and their investment products through January 15, 2018, at which time our Parent and certain of its affiliates may withdraw all of such seed capital investments, unless we purchase the entity that owns the seed capital investments. Prior to the conclusion of that commitment, we will have to assess our required level of seed capital beyond January 2018. Although we may choose to arrange to purchase the entity that owns the seed capital investments, we will have no obligation to do so. We currently have no arrangements or commitments in place regarding the future funding of seed capital and at December 31, 2014 we have approximately $30 million of commitments in place regarding the future funding of co-investment capital.

        In connection with the Offering, we entered into a deferred tax asset deed with OMGUK with respect to certain deferred tax assets ($252.2 million as of December 31, 2014) existing as of the date of the closing of the Offering, such that following the Reorganization, any future amounts realized in respect of these assets, until the later of December 31, 2019 or December 31 of the year in which OMGUK ceases to own, directly or indirectly, more than 50% of our outstanding ordinary shares, are entirely attributable and payable to OMGUK. This resulted in the recording of an intercompany payable to OMGUK in our Consolidated Financial Statements, which will henceforth track the value of the deferred tax assets until the later of December 31, 2019 or December 31 of the year in which OMGUK ceases to own more than 50% of our outstanding ordinary shares, at which point in time the arrangement would be terminated and, on November 30 of the following year, the payable would be settled at its net present value subject to repayment if, and to the extent that, the deferred tax assets are determined not to be available.

  Commitments, Contingencies and Off-Balance Sheet Obligations

Indemnifications

        In the normal course of business, such as through agreements to enter into business combinations with and divestitures of Affiliates, we occasionally enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. Our maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against us that have not yet occurred.

Off-Balance Sheet Obligations

        Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interests in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, other than those described in "Contractual Obligations" as well as Note 5 to our Consolidated Financial Statements, "Variable Interest Entities."

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2014:

	Payments due by period
($ in millions)	Total	Less then 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Intercompany notes payable	$326.5	$106.9	$91.0	$—	$128.6
Third party debt	177.0	—	—	177.0	—
Amounts due to disposed Affiliates	2.2	2.2	—	—	—
Lease obligations(1)	74.7	11.5	21.2	19.3	22.7
Co-investment obligations	30.0	30.0	—	—	—
Maximum Affiliate equity and profits interests repurchase obligations(2)	166.1	11.0	31.1	30.6	93.4

Total contractual obligations	$776.5	$161.6	$143.3	$226.9	$244.7

(1)
Amounts are shown net of income from subleases, and exclude transferred Affiliates and consolidated Funds

(2)
Vested amounts putable by Affiliate key employees

Critical Accounting Policies and Estimates

        Our accompanying Consolidated Financial Statements were prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates or assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Due to their nature, estimates involve judgment based upon available information. Actual results could differ from these estimates or assumptions and may have a material effect on our Consolidated Financial Statements.

        Management believes that the critical accounting policies and estimates discussed below involve significant estimates or judgment due to the sensitivity of the methods and assumptions used.

  Basis of Presentation

        Our Consolidated Financial Statements reflect our historical balance sheets; statements of operations and of comprehensive income; statements of changes in shareholders' equity; and statements of cash flows. These historical Consolidated Financial Statements prepared prior to the Offering use our Parent's historical basis in determining our assets and liabilities and our results. The financial information included herein may not reflect our consolidated financial position, operating results, changes in our Parent's equity investment and our cash flows in the future, and does not reflect what they would have been had we been a separate, stand-alone entity for the entirety of the periods presented.

        The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. Transactions between us and our Parent are included in the Consolidated Financial Statements, however material intercompany balances and transactions among us, our consolidated Affiliates and consolidated Funds are eliminated in consolidation.

  Allocated Costs from the Parent

        Our Parent provides us with various services, including governance through the board of directors and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. Some of these services are directly attributable to us and some are of a more general nature. The costs associated with the services which are (i) directly attributable to us, (ii) have been charged directly to us by our Parent, and (iii) have been paid to our Parent by us have been reflected in our Consolidated Financial Statements. During the years ended December 31, 2014, 2013 and 2012, the amount of expenses charged directly to us from our Parent were $2.1 million, $2.0 million and $2.7 million, respectively.

        With respect to the above services and benefits which are not directly attributable to us, costs were allocated to us and included in our Consolidated Financial Statements based generally on our proportion of our total Parent's consolidated, normalized revenues. During the years ended December 31, 2014, 2013 and 2012, costs allocated to us from our Parent were $3.4 million, $3.3 million and $2.8 million, respectively. Subsequent to the Offering, these general costs are no longer allocated and if required are borne directly by us.

        These cost allocations were determined using a method that we and our Parent considered reasonably reflected the costs of such services attributable to us provided by our Parent. We believe the assumptions and allocations underlying the Consolidated Financial Statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in our Consolidated Financial Statements had we operated independent of our Parent for the historical periods presented prior to the Offering. A more detailed discussion of the relationship with our Parent, including a description of the costs that have been allocated to us, as well as the allocation methods, is included in Note 10, "Related Party Transactions", to our Consolidated Financial Statements.

  Consolidation of Affiliates

        We evaluate each of our Affiliates and other operating entities to determine the appropriate method of accounting. Generally, majority-owned entities or otherwise controlled investments in which we hold a controlling financial interest as the principal shareholder, managing member, or general partner are consolidated.

  Consolidation of Funds

        In the normal course of business, our Affiliates sponsor and manage certain investment vehicles, or the Funds. We assess consolidation requirements with respect to our Funds pursuant to Accounting Standards Codification, or ASC, Topic 810 relating to the consolidation of variable interest entities. Substantially all of the Funds that are managed by us qualify for the deferral granted under Accounting Standards Updates, or ASU, 2010-10, "Amendments for Certain Investment Funds," or ASU 2010-10. As such, we evaluate these Funds for consolidation pursuant to guidance formerly in Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), Consolidation of Variable Interest Entities. These Funds are typically owned entirely by third-party investors, however certain Funds are capitalized with seed capital investments from us or our related parties and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.

        In evaluating whether or not a legal entity must be consolidated, we determine if such entity is a variable interest entity, or VIE, or a voting interest entity, or VOE. A VOE is considered an entity in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact the entity's economic performance. A VIE is an entity that lacks one or more of the characteristics of a VOE. Assessing whether an entity is a VIE or VOE involves judgment and analysis. Factors considered in this assessment include the entity's legal organization, the entity's capital structure and equity ownership and any related party or de facto agent implications of our involvement with the entity. Investments that are determined to be VIEs are consolidated if we or a consolidated Affiliate is the primary beneficiary of the investment. VOEs are typically consolidated if we hold the majority voting interest or otherwise controls the entity.In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly by us or indirectly through related parties. For VIEs that are investment companies subject to ASU 2010-10, the primary beneficiary of the VIE is generally the variable interest holder that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. We are generally not the primary beneficiary of Fund VIEs created to manage assets for clients unless our ownership interest, including interests of related parties, is substantial.

        For VIEs that do not fall within the scope of ASU 2010-10, the primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impacts its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If no single party satisfies both criteria, but we and our related parties satisfy the criteria on a combined basis, then the primary beneficiary is the entity out of the related party group that is most closely associated to the VIE. The consolidation analysis can generally be performed qualitatively, however, if it is not readily apparent that we are not the primary beneficiary, a quantitative analysis may also be performed.

        We consolidate VOEs when we have control over significant operating, financial and investing decisions of the entity. For VOEs organized as limited partnerships or as an entity with governance structures similar to a limited partnership (e.g., limited liability company with a managing member), we consolidate an entity when we hold the controlling general partnership interest and the limited partners do not hold substantive participating rights or rights to remove and replace the general partner or rights that could provide the limited partners with the ability to impact the ongoing governance and operating activities of the entity.

        Other than Funds holding investments in timber assets, or the Timber Funds, our consolidated Funds are, investment companies, or the Investment Funds, and we have therefore retained their specialized investment company accounting in consolidation, pursuant to ASC 946, "Financial Services—Investment Companies."

        Upon the occurrence of certain events (such as contributions and redemptions, either by us, our Affiliates, or third parties, or amendments to the governing documents of our investees or sponsored Funds) we review and reconsider our previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, we continually reconsider whether we are deemed to be a VIE's primary beneficiary who consolidates such entity.

  Timber Funds

        Timber assets and timber lease rights of consolidated Timber Funds are stated at historical cost less depletion for timber previously harvested and less accumulated amortization and depreciation for lease rights and roads. We perform a valuation of acquired timber property to assess the allocation of purchase price for each material asset acquired that is expected to provide a future economic benefit to us. Fair value of each asset is determined by using a discounted future cash flow model and applying assumptions commonly used in the industry. The cost of the acquired assets is then allocated pro rata based on the relative fair values. Timber investment values are adjusted for capital additions made to the property subsequent to the valuation date. All initial silviculture costs, including site preparation and planting costs are capitalized as stand establishment costs. Stand establishment costs are transferred to a merchantable timber classification as trees reach a certain size. Generally, costs incurred subsequent to two years after planting, such as fertilization, vegetation, insect control and pre-commercial thinning are considered to be maintenance and are expensed as incurred.

        We estimate our timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes, including timber growth rates and depletion rates.

        Depletion consists of costs attributed to harvesting timber and is recorded as an expense as timber is harvested. The depletion rate applied to the volume of timber sold is adjusted annually and is based on the relationship of incurred costs in the merchantable timber classification to estimated current merchantable volume.

        Timber and timberlands are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We compare the carrying value of a timber asset with the asset's expected future undiscounted cash flows. If the carrying value of the asset exceeds the expected future cash flows, impairment exists, which is measured by the excess of the carrying value over the fair value of the assets.

  Use of Estimates

        The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates.

  Operating Segment

        We operate in one operating segment that provides investment management services and products primarily to institutional clients. Although we do make certain disclosures regarding assets under management by product and Affiliate, our determination that we operate one business segment is based on the fact that our Chief Operating Decision Maker reviews our financial performance on an aggregate level.

  Fair Value Measurements

        In accordance with the provisions of FASB ASC 820, "Fair Value Measurement," or ASC 820, fair value is the price that we expect to be paid upon the sale of an asset or expects to pay upon the transfer of a liability in an orderly transaction between market participants. Pursuant to ASC 820, there is a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our own conclusions about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

  •
  Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by U.S. GAAP, we do not adjust the quoted price for these investments.

  •
  Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies utilizing observable market inputs other than quoted prices. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

  •
  Level III—Pricing inputs are unobservable for the asset or liability and include assets and liabilities where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in corporate private equity, real estate funds, and funds of hedge funds.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

  Valuation of Investments Held at Fair Value

        Valuation of Fund investments is evaluated pursuant to the fair value methodology discussed above. Our discretionary investments are categorized as trading and held at estimated fair value.

        Realized and unrealized gains and losses arising from changes in fair value of discretionary investments are reported within investment income in the consolidated statements of operations. See Note 4, "Fair Value Measurements" in our consolidated financial statements for a summary of the fair value inputs of other discretionary investments held at fair value.

  Investment advisory fees receivable

        We earn management and performance fees which are billed monthly, quarterly or annually in arrears, according to the terms of the relevant investment management agreement. Management and performance fees that have been earned but have not yet been collected are presented as "Investment advisory fees receivable" on our Consolidated Balance Sheets. Due to the short-term nature and liquidity of these receivables, the carrying amounts approximate their fair values. Investment advisory fees receivable does not include any allowance for doubtful accounts, nor has any bad debt expense to accounts receivable been recorded for the period ended December 31, 2014 as we believe these balances are fully collectible.

  Equity Method Investments

        We use the equity method of accounting for investments that provide us with the ability to exercise significant influence over an entity, but that do not meet the requirements for consolidation. Equity method investments include two Affiliates, Heitman and ICM, as well as all unconsolidated Funds over which we exercise significant influence. Our share of earnings (losses) from equity method investments is included in "Investment Income" in the consolidated statements of operations. The carrying amounts of equity method investments are reflected in "Investments" in our consolidated balance sheets. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and its estimated fair value is recognized as impairment when the loss is deemed other than temporary. Other investments, in which we or an Affiliate do not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared.

  Revenue Recognition

        Our consolidated revenue primarily represents management fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based management fees are recognized monthly as services are rendered and are primarily based upon a percentage of the market value of client assets managed. Affiliates that manage tangible property may also earn transaction fees at the time the underlying property is bought and sold. Any fees collected in advance are deferred and recognized as income over the period earned. Dividend income received by Investment Funds is recorded on the ex-dividend date. Performance fees are generally assessed as a percentage of the investment performance realized on a client's account. Performance fees, including those that are subject to clawback are recognized when (i) they become billable to customers (based on contractual terms of agreements), (ii) they are not subject to contingent repayment and (iii) collection is reasonably assured. Other income and revenues include interest income on cash and cash equivalents of Investment Funds and our share of earnings from joint venture partners.

        Timber Funds' revenue is recognized from log and fiber sales upon delivery to the customer. We are typically responsible for all logging and hauling costs. However, under pay-as-cut timber contracts, title and risk of loss from stumpage sales transfer to the buyer as the trees are cut. Revenue is recognized as timber is harvested. The buyer is typically responsible for all logging and hauling costs.

        Acquired Affiliates have identifiable intangible assets arising from contractual or other legal rights with their clients. In determining the value of acquired intangibles, we analyze the net present value of each acquired Affiliate's existing client relationships based on a number of factors. We analyze the Affiliate's historical and potential future operating performance, the Affiliate's historical and potential future rates of attrition among existing clients, the stability and longevity of existing client relationships, the Affiliate's recent and long-term investment performance, the characteristics of the firm's products and investment styles, the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value. Our acquired intangibles assets are predominately definite-life intangible assets and are generally amortized on a straight line basis over their estimated useful lives, ranging from five to sixteen years, reflecting the expected duration of such relationships. We do not hold any indefinite-lived intangible assets other than goodwill.

        We test for the possible impairment of acquired intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, we compare the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in our consolidated statements of operations for amounts necessary to reduce the carrying value of the asset to fair value. Intangible assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

  Goodwill

        We record goodwill when the consideration paid in a business acquisition exceeds the fair value of the net total of tangible assets acquired, identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or circumstances occur that indicate impairment may exist. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets in a business combination or the strategy for our overall business, and significant negative industry or economic trends.

        We perform our assessment for impairment of goodwill during the fourth quarter annually as of September 30 and we have determined that we have five reporting units, consisting of the five consolidated Affiliates. We first consider various qualitative factors to determine if it is more likely than not that the fair value of each of the reporting units is greater than its respective carrying amount, including goodwill. If the fair value of any reporting unit declines below its respective carrying amount, therefore indicating that impairment may exist, the impact would be determined at that point. For purposes of assessing potential impairment, the fair value of the reporting unit is estimated and compared to the carrying value of the reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management's estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. If it is determined that the carrying value of the reporting unit exceeds its fair value, we determine the implied fair value of the goodwill in the same manner used to determine the amount of goodwill in a business combination. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess. Based on our most recent annual goodwill impairment test, the fair value of all our reporting units were substantially in excess of their carrying value.

  Earnings Per Share

        We calculate basic and diluted earnings per share, or EPS, by dividing net income for the year ended December 31, 2014 by our shares outstanding. For periods prior to the Offering, we calculating pro forma basic and fully diluted EPS based upon 120 million pro forma shares, the number of shares outstanding following our Reorganization.

        Basic EPS attributable to our common shareholders is calculated by dividing "Net income attributable to controlling interests" by the weighted-average number of shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares are considered antidilutive.

        We consider two ways to measure dilution to earnings per share: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted or two-class method). As appropriate, our policy is to apply the more dilutive methodology upon issuance of such instruments.

  Compensation Arrangements

        We operate short-term variable compensation arrangements where generally, a percentage of each Affiliate's annual pre-variable compensation earnings, as defined in each arrangement, is allocated to a "pool" of each respective Affiliate's key employees, and subsequently distributed to individuals subject to recommendation and approval of a Remuneration Committee consisting of us and each respective

Affiliate's management. Variable compensation expense is accrued and recognized in our consolidated statements of operations as services are provided by individual employees.

        We operate longer-term profit-interest plans whereby certain Affiliate key employees are granted (or have a right to purchase) awards representing a profit interests in their respective Affiliate, as distinct from an equity interest due to the lack of pari passu voting rights. Under these plans, we may award a portion of the aforementioned variable compensation arrangement through issuance of a profit interests in the Affiliate. The awards generally have a three to five year vesting period from the grant date, and the service period commences at the commencement of the financial period to which the variable compensation relates. Under these plans, Affiliate key employees are eligible to share in the profits of their respective affiliates based on their respective percentage interest held.

        In addition, under certain circumstances Affiliate key employees are eligible to receive a series of repurchase payments upon exiting the plans based on a multiple of the last twelve months profits of their respective Affiliate, as defined. Profits allocated and movements in the potential repurchase value, determined based on a fixed multiple times trailing twelve month profits, as defined, are recognized as compensation expense. Profit interests compensation liabilities are re-measured at each reporting date at the current trailing twelve month earnings multiple, with movements treated as compensation expense in our consolidated statements of operations.

  Share-Based Compensation Plans

        We recognize the cost of all share-based payments to directors, senior management and employees, including grants of restricted stock and stock options of the Company, our Parent and Affiliates, as compensation expense in our consolidated statements of operations over the respective vesting periods.

        Awards made previously under our Parent's restricted stock and stock options plans are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded. Options granted are measured at fair value using a standard option pricing valuation model. The valuation is consistent with generally accepted valuation methodologies for pricing financial instruments and incorporates all factors and assumptions that knowledgeable, willing market participants would consider in setting the price of the options.

        In connection with the Offering, certain unvested restricted shares of our Parent were exchanged for our unvested restricted shares. Awards made under our equity plan are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded.

        Awards of equity made to Affiliate key employees are accounted for as cash settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other long-term liabilities on the consolidated balance sheet until the award is settled by us. The fair value of the liability is based on the expected cash to be paid, as determined according to trailing twelve months earnings multiples prescribed by each arrangement. The liability is revalued at each reporting period, with any movements recorded within compensation expense.

  Deferred Financing Costs

        We capitalize certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in total equity as a reduction of Shareholders' equity generated as a result of this offering. At the time in which the equity financing is no longer considered probable of being consummated, the deferred financing costs are expensed immediately as a charge to operating expenses in our consolidated statements of operations.

  Income Taxes

        We use the asset and liability method of accounting for income taxes on a "separate return" basis. Under this method, a subsidiary is assumed to file a separate return with the taxing authority, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from the parent. The rules followed by the subsidiary in computing its tax or refund should be the same as those followed by a taxpayer filing directly with the taxing authority. We file tax returns directly with the U.S. and state tax authorities and, therefore, the computations under the separate return method follow our filings.

        Deferred income taxes are recognized for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in our Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Our deferred tax assets have been attributable to federal and state loss carry forwards, interest deductions, and accrued liabilities. Deferred tax liabilities have been attributable to undistributed earnings of subsidiaries.

        Deferred income tax assets are subject to a valuation allowance if, in management's opinion, it is not more-likely-than-not that these benefits will be realized. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence including its past operating results, the existence of cumulative earnings or losses in the most recent years and its forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income and the reversal of temporary differences. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

        A tax benefit should only be recognized if it is more likely than not that the position will be sustained based on its technical merits. We recognize the financial statement benefit of a tax position only after considering the probability that a tax authority would uphold the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the largest amount of benefit greater than 50% likely of being sustained. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. Unrecognized tax benefits and related interest and penalties, are adjusted periodically to reflect changing facts and circumstances. Our accounting policy is to classify interest and related charges as a component of income tax expense.

  Other Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For our purposes, comprehensive income (loss) represents net income/loss, as presented in our consolidated statements of operations, adjusted for net foreign currency translation adjustments.

  Restructuring Costs

        A liability for restructuring is recognized only after our management has developed a formal plan, approved by our Board of Directors, to which it has committed. The costs included in a restructuring liability are those costs that are either incremental or incurred as a direct result of the plan, or are the result of a continuing contractual obligation with no continuing economic benefit to us, or a penalty incurred to cancel the contractual obligation.

  Impact of New Accounting Standards

        For a discussion of the impact that new accounting standards may have on our results of operations, please refer to the "Recent Accounting Developments" section of Note 2, "Significant Accounting Policies" of our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Our exposure to market risk is directly related to the role of our Affiliates as asset managers. Substantially all of our investment management revenues are derived from our Affiliates' agreements with their clients. Under these agreements, the revenues we receive are based on the value of our assets under management or the investment performance on client accounts for which we earn performance fees. Accordingly, our revenues and net income may decline as a result of our assets under management decreasing due to depreciation of our investment portfolios. In addition, such depreciation could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenues and net income to decline further.

        Our model for assessing the impact of market risk on our results uses December 31, 2014 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2014. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2014.

        Our profit sharing economic structure, described more fully in "—The Economics of Our Business", results in a sharing of market risk between us and our employees. Approximately 50% of our ENI cost structure is variable, representing variable compensation and Affiliate key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-effected at our statutory combined state and federal rate of 40.2% to calculate profit after tax.

        The value of our assets under management was $220.8 billion as of December 31, 2014. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $72.7 million based on our current weighted average fee rate of 33 basis points, including equity-accounted Affiliates. Approximately $72.0 billion, or 33%, of our AUM are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance and high-water mark status of our alternative assets, a 10% increase or decrease in AUM would have approximately a $3.4 million impact to our gross performance fees based on our trailing twelve month performance fees of $34.3 million as of December 31, 2014. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $24.7 million in our post-tax economic net income, given our current cost structure and operating model.

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

  •
  Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles; excluding REITS) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $171.3 billion of equity assets under management to increase or decrease by $17.1 billion, resulting in a change in annualized management fee revenue of $55.3 million and an annual change in post-tax economic net income of approximately $18.4 million, given our current cost structure, operating model, and weighted average equity fee rates of 32 basis points at the mix of strategies as of December 31, 2014. Approximately $53.0 billion, or 31%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.6 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

  •
  Foreign currency AUM includes equity, alternative, and debt instruments denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $72.9 billion of foreign currency denominated AUM to increase or decrease by $7.3 billion, resulting in a change in annualized management fee revenue of $32.0 million and an annual change in post-tax economic net income of $11.1 million, based on weighted average fees earned on our foreign currency denominated AUM of 44 basis points at the mix of strategies as of December 31, 2014. Approximately $13.0 billion, or 18%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.8 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

  •
  Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States and non-U.S. markets. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $15.2 billion, would cause AUM to rise or fall by approximately $1.5 billion. Based on our fixed income weighted average fee rates of 21 basis points, annualized management fees would change by $3.2 million and post-tax economic net income would change by $1.0 million annually. Given the duration of our fixed income AUM, we estimate that a 100 bp change in interest rates across the yield curve would cause AUM to increase or decrease by approximately 9% or $1.3 billion. Based on our fixed income weighted average fee rates of 21 bps, annualized management fees would change by $2.7 million and post-tax economic net income would change by $0.8 million annually. A change in interest rates would also impact interest expense on our $177.0 million of third party floating rate debt which would go up or down by $1.8 million if interest rates increased or decreased by 100 basis points. There are currently no material fixed income assets earning performance fees as of the twelve months ended December 31, 2014.

        Our investment income includes investments in Funds and Affiliates accounted for under the equity method. Investments in Funds accounted for under the equity method are primarily invested in real assets (real estate and timber), a majority of which are denominated in foreign currency. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would result in a change in annualized investment income of approximately $2.5 million and an annual change in post tax economic net income of approximately $1.5 million. Exposure to market risks for Affiliates accounted for under the equity method is immaterial and is included in the analysis above.

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

        As is customary in the asset management industry, clients invest in particular strategies to gain exposure to certain asset classes, which exposes their investment to the benefits and risks of such asset classes. We have not adopted a corporate-level risk management policy regarding client assets, nor have we attempted to hedge at the corporate level or within individual strategies the market risks that would affect the value of our overall assets under management and related revenues. Any reduction in the value of our assets under management would result in a reduction in our revenues. Furthermore, as further discussed in our significant accounting policies, we are required to consolidate certain Funds and negative returns in our investment strategies could result in reductions in the assets of consolidated Funds included in our consolidated balance sheets.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
OM Asset Management plc:

        We have audited the accompanying consolidated balance sheets of OM Asset Management plc and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OM Asset Management plc and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 30, 2015

OM Asset Management plc

Consolidated Balance Sheets

(in millions)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$175.6	$194.2
Investment advisory fees receivable	161.1	154.9
Property and equipment, net	24.1	24.1
Investments (includes balances reported at fair value of $94.2 and $95.2)	149.3	148.1
Acquired intangibles, net	1.0	1.2
Goodwill	126.5	117.8
Other assets	21.3	24.8
Note receivable due from related party	—	32.2
Deferred tax assets	330.3	294.2
Assets of consolidated Funds:
Cash and cash equivalents	93.0	88.0
Restricted cash in Timber Funds	2,487.7	2,557.0
Investments, at fair value	60.6	406.2
Timber assets	4,053.2	4,422.1
Other assets	89.2	87.0

Total assets	$7,772.9	$8,551.8

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$39.5	$43.9
Accrued incentive compensation	132.1	128.7
Interest payable to related parties	—	14.6
Other amounts due to related parties	289.9	1.0
Long-term compensation liabilities	228.3	216.6
Accrued income taxes	47.0	6.7
Notes payable to related parties	37.0	1,040.7
Third party borrowings	177.0	2.5
Other liabilities	5.9	6.4
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	66.9	33.5
Long term debt	3,777.2	3,783.1
Related party debt	318.7	604.7
Securities sold, not yet purchased, at fair value	16.4	24.6
Other liabilities	79.6	108.9

Total liabilities	5,215.5	6,015.9

Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	61.9	403.3
Equity:
Ordinary shares (nominal value $0.001; issued and outstanding 120,000,000 shares)	0.1	—
Shareholders' equity	31.1	—
Parent equity (deficit)	—	(449.8)
Accumulated other comprehensive income	5.3	3.0
Non-controlling interests	—	0.1
Non-controlling interests in consolidated Funds	2,459.0	2,579.3

Total equity and redeemable non-controlling interests in consolidated Funds	2,557.4	2,535.9

Total liabilities and equity	$7,772.9	$8,551.8

See Notes to Consolidated Financial Statements

OM Asset Management plc

Consolidated Statements of Operations

(in millions except for per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Management fees	$569.7	$478.2	$399.3
Performance fees	34.3	18.1	14.1
Other revenue	1.6	1.8	0.5
Consolidated Funds' revenue:
Revenue from timber	425.7	401.1	257.1
Other revenue	25.0	29.4	32.5

Total revenue	1,056.3	928.6	703.5
Operating expenses:
Compensation and benefits	429.4	352.3	267.2
General and administrative expense	83.9	68.7	68.6
Amortization of acquired intangibles	0.1	0.1	0.1
Impairment of goodwill and acquired intangibles	—	—	1.7
Depreciation and amortization	6.1	4.9	5.8
Consolidated Funds' expense:
Interest and dividend expense	135.6	150.1	121.1
Timber expense	257.7	238.4	164.6
Depletion expense	128.4	142.9	83.7
Other expense	82.3	70.7	53.2

Total operating expenses	1,123.5	1,028.1	766.0

Operating loss	(67.2)	(99.5)	(62.5)

Non-operating income and (expense):
Investment income	12.2	10.7	16.5
Interest income	0.2	0.5	1.4
Interest expense	(50.6)	(72.2)	(84.1)
Net consolidated Funds gains	73.2	76.7	82.0

Total non-operating income	35.0	15.7	15.8

Loss from continuing operations before taxes	(32.2)	(83.8)	(46.7)
Income tax expense	12.8	13.3	3.3

Loss from continuing operations	(45.0)	(97.1)	(50.0)
Gain (loss) from discontinued operations, net of tax	(1.1)	2.7	(27.0)
Gain (loss) on disposal of discontinued operations, net of tax	2.3	(2.1)	10.8

Net loss	(43.8)	(96.5)	(66.2)
Net income attributable to non-controlling interests	—	0.1	—
Net loss attributable to non-controlling interests in consolidated Funds	(95.5)	(122.3)	(69.2)

Net income attributable to controlling interests	$51.7	$25.7	$3.0

Earnings per share (basic) attributable to controlling interests	$0.43	$0.21	$0.03
Earnings per share (diluted) attributable to controlling interests	0.43	0.21	0.03
Continuing operations earnings per share (basic) attributable to controlling interests	0.46	0.16	0.20
Continuing operations earnings per share (diluted) attributable to controlling interests	0.46	0.16	0.20
Weighted average ordinary shares outstanding	120.0	120.0	120.0
Weighted average diluted ordinary shares outstanding	120.0	120.0	120.0

See Notes to Consolidated Financial Statements

OM Asset Management plc

Consolidated Statements of Comprehensive Income

(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(43.8)	$(96.5)	$(66.2)
Foreign currency translation adjustment	(2.5)	(19.1)	1.2

Total other comprehensive loss	(46.3)	(115.6)	(65.0)
Comprehensive income attributable to non-controlling interests, net of tax	—	0.1	—
Comprehensive loss attributable to non-controlling interests in consolidated Funds	(98.7)	(142.7)	(69.6)

Total comprehensive income attributable to controlling interests	$52.4	$27.0	$4.6

See Notes to Consolidated Financial Statements

OM Asset Management plc
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2014, 2013, and 2012
($ in millions, except share data)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders' equity (deficit)	Accumulated other comprehensive income	Total shareholders' equity (deficit)	Non-controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
January 1, 2012	—	$—	$(492.5)	$—	$(492.5)	$4.5	$3,055.2	$2,567.2	$108.8	$2,676.0
Capital contributions (redemptions)	—	—	—	—	—	—	613.0	613.0	(26.5)	586.5
Equity-based compensation	—	—	2.9	—	2.9	(3.6)	—	(0.7)	—	(0.7)
Foreign currency translation adjustment	—	—	—	1.6	1.6	—	(0.4)	1.2	—	1.2
Parent company corporate cost allocation	—	—	2.8	—	2.8	—	—	2.8	—	2.8
Redemptions	—	—	—	—	—	—	—	—	(5.3)	(5.3)
Net consolidation (deconsolidation) of Funds	—	—	—		—		(226.5)	(226.5)	—	(226.5)
Distributions	—	—	—	—	—	—	(535.8)	(535.8)	—	(535.8)
Net income (loss)	—	—	3.0	—	3.0	—	(81.1)	(78.1)	11.9	(66.2)

December 31, 2012	—	$—	$(483.8)	$1.6	$(482.2)	$0.9	$2,824.4	$2,343.1	$88.9	$2,432.0

Capital contributions (redemptions)	—	—	—	—	—	—	(0.4)	(0.4)	268.1	267.7
Equity-based compensation	—	—	5.0	—	5.0	(0.9)	—	4.1	—	4.1
Foreign currency translation adjustment	—	—	—	1.4	1.4	—	(20.5)	(19.1)	—	(19.1)
Parent company corporate cost allocation	—	—	3.3	—	3.3	—	—	3.3	—	3.3
Redemptions	—	—	—	—	—	—	—	—	—	—
Net consolidation (deconsolidation) of Funds	—	—	—	—	—	—	—	—	109.0	109.0
Distributions	—	—	—	—	—	—	(99.3)	(99.3)	(65.3)	(164.6)
Net income (loss)	—	—	25.7	—	25.7	0.1	(124.9)	(99.1)	2.6	(96.5)

December 31, 2013	—	$—	$(449.8)	$3.0	$(446.8)	$0.1	$2,579.3	$2,132.6	$403.3	$2,535.9

Transfer of subsidiary to Parent	—	—	(16.0)	1.6	(14.4)	—	—	(14.4)	(327.4)	(341.8)
Tax on gain from transfer of subsidiary to Parent	—	—	(3.2)	—	(3.2)	—	—	(3.2)	—	(3.2)
Issuance of ordinary shares	120	0.1	—	—	0.1	—	—	0.1	—	0.1
Capital contributions (redemptions)	—	—	973.1	—	973.1	—	(72.1)	901.0	5.1	906.1
Equity-based compensation	—	—	8.9	—	8.9	—	—	8.9	—	8.9
Deferred tax asset revaluation	—	—	4.3	—	4.3	—	—	4.3	—	4.3
Transfer of value incentive plan share award	—	—	1.8	—	1.8	—	—	1.8	—	1.8
Foreign currency translation adjustment	—	—	—	0.7	0.7	—	(3.2)	(2.5)	—	(2.5)
Parent company corporate cost allocation	—	—	3.4	—	3.4	—	—	3.4	—	3.4
Assignment of deferred tax assets and coinvestments to Parent	—	—	(304.3)	—	(304.3)	—	—	(304.3)	—	(304.3)
IPO costs charged to Parent	—	—	(23.1)	—	(23.1)	—	—	(23.1)	—	(23.1)
Repurchase of Affiliate equity	—	—	(3.7)	—	(3.7)	(0.1)	—	(3.8)	—	(3.8)
Net consolidation (deconsolidation) of Funds	—	—	—	—	—	—	60.2	60.2	(28.8)	31.4
Dividends to Parent	—	—	(212.0)	—	(212.0)	—	—	(212.0)	—	(212.0)
Net income (loss)	—	—	51.7	—	51.7	—	(105.2)	(53.5)	9.7	(43.8)

December 31, 2014	120	$0.1	$31.1	$5.3	$36.5	$—	$2,459.0	$2,495.5	$61.9	$2,557.4

See Notes to Consolidated Financial Statements

OM Asset Management plc

Consolidated Statements of Cash Flows

(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(43.8)	$(96.5)	$(66.2)
Less: Net loss attributable to non-controlling interests in consolidated Funds	95.5	122.3	69.2
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities from continuing operations:
Net (income) loss from discontinued operations, excluding consolidated Funds	3.5	(6.3)	21.0
Amortization and impairment of acquired intangibles	0.1	0.1	1.8
Depreciation and other amortization	6.1	4.9	5.7
Loss on disposal of property and equipment	0.4	—	—
Amortization and revaluation of non-cash compensation awards	103.9	61.6	27.2
Parent company corporate cost allocation	3.4	3.3	2.8
Net earnings from affiliates accounted for using the equity method	(9.6)	(7.7)	(14.8)
Distributions received from equity method affiliates	7.7	15.3	10.1
Deferred income taxes	(35.3)	10.3	9.1
(Gains) losses on other investments	(2.6)	(3.0)	(1.8)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable	(26.9)	(22.9)	(27.6)
(Increase) decrease in other receivables, prepayments, deposits and other assets	(28.5)	(3.6)	0.8
Increase (decrease) in accrued incentive compensation and other liabilities	(51.7)	25.8	6.1
Increase (decrease) in accounts payable and accruals and accrued income taxes	34.7	9.7	4.8

Net cash flows from operating activities of continuing operations, excluding consolidated Funds	56.9	113.3	48.2
Net loss attributable to non-controlling interests in consolidated Funds	(95.5)	(122.3)	(69.2)

Adjustments to reconcile net profit (loss) attributable to non-controlling interests in consolidated Funds to net cash provided by (used in) operating activities from continuing operations of consolidated Funds:

Net profit (loss) from discontinued operations	4.7	—	(4.9)
Depletion	128.4	142.9	83.7
(Gains) losses on other investments	(4.6)	(27.7)	(33.5)
(Increase) decrease in receivables and other assets	24.5	(52.3)	1.3
Increase (decrease) in accounts payable and other liabilities	64.6	76.9	13.2

Net cash flows from operating activities of continuing operations of consolidated Funds	122.1	17.5	(9.4)

Net cash flows from operating activities of continuing operations	179.0	130.8	38.8
Net cash flows from operating activities of discontinued operations	(24.9)	13.7	(32.4)

Total net cash flows from operating activities	154.1	144.5	6.4

OM Asset Management plc

Consolidated Statements of Cash Flows (Continued)

(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from investing activities:
Purchase of fixed assets, excluding discontinued operations	(7.6)	(9.9)	(12.7)
Contingent payments for affiliate equity	(11.0)	—	—
Dispositions of Affiliates	(3.8)	—	—
Purchase of investment securities	(8.8)	(15.2)	(66.9)
Sale of investment securities	25.5	15.1	55.6
Cash flows from investing activities of consolidated Funds:
Purchase of investments	(105.1)	(191.7)	(934.1)
Redemption of investments	87.5	333.3	364.9
Change in restricted cash	31.5	(48.0)	75.2
Deconsolidation of funds	(14.2)	(0.4)	(58.8)

Net cash flows from investing activities of continuing operations	(6.0)	83.2	(576.8)
Net cash flows from investing activities of discontinued operations	(7.1)	(181.0)	30.5

Total net cash flows from investing activities	(13.1)	(97.8)	(546.3)

Cash flows from financing activities:
Proceeds from third party borrowings	174.5	—	—
Proceeds from related party borrowings	—	—	30.0
Repayment of third party borrowings	—	(13.5)	(0.5)
Repayment of related party borrowings	(37.0)	(90.8)	(80.3)
Payment to Parent for deferred tax arrangement	(12.3)	—	—
Dividends paid to related parties	(175.0)	—	—
Cash flows from financing activities of consolidated Funds:
Proceeds from debt raised	4.1	—	137.3
Repayment of debt	(4.7)	(30.3)	(72.1)
Non-controlling interest capital raised	—	29.0	587.0
Non-controlling interest capital redeemed	(25.1)	(91.2)	(77.9)
Redeemable non-controlling interest capital raised	10.7	—	—
Redeemable non-controlling interest capital redeemed	(6.9)	(8.8)	(16.1)
Distributions to non-controlling interests	(77.7)	—	—
Distributions to redeemable non-controlling interests	(1.9)	—	—

Net cash flows from financing activities of continuing operations	(151.3)	(205.6)	507.4
Net cash flows from financing activities of discontinued operations	(1.2)	174.1	22.9

Total net cash flows from financing activities	(152.5)	(31.5)	530.3

Effect of foreign exchange rate changes on cash and cash equivalents	(2.1)	(1.6)	1.0
Net increase (decrease) in cash and cash equivalents	(13.6)	13.6	(8.6)
Cash and cash equivalents at beginning of period	282.2	268.6	277.2

Cash and cash equivalents at end of period	$268.6	$282.2	$268.6

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$64.4	$72.5	$83.9
Income taxes paid	$6.1	$5.5	$0.8
Non-cash capital contribution to Parent	$(14.4)	$—	$—
Non-cash capital contribution from Parent	$258.6	$—	$—

See Notes to Consolidated Financial Statements

OM Asset Management plc

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

1) Organization and Description of the Business

        OM Asset Management plc ("OMAM" or the "Company"), through its subsidiaries, is a global asset management business with interests in a diverse group of boutique investment management firms (the "Affiliates") individually headquartered in the United States. The Company provides investment management services globally to predominantly institutional investors, in asset classes that include U.S. and global equities, fixed income, real estate and timber. Fees for services are largely asset-based and, as a result, the Company's revenue fluctuates based on the performance of financial markets and investors' asset flows in and out of the Company's products.

        The Company's Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with Affiliates. The Affiliates' variable compensation is generally based on each firm's profitability. OMAM and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of OMAM and Affiliate key employee economic interests, which is critical to the Company's talent management strategy and long-term growth of the business. The Company operates in one reportable segment.

        The Company is a majority-owned subsidiary of Old Mutual plc (the "Parent"), an international long-term savings, protection and investment group, listed on the London Stock Exchange.

Reorganization

        At January 1, 2014, the Company's U.S. holding company, Old Mutual (US) Holdings Inc. ("OMUSH") was a subsidiary of OM Group (UK) Limited ("OMGUK") which was and is in turn wholly owned by the Parent. The board of directors of the Parent elected to undertake an initial public offering of the Company's ordinary shares (the "Offering") as outlined below.

        The Company and the Parent determined that certain transactions (the "Reorganization") should be undertaken in preparation for the Offering. Specifically, the pre-Offering restructuring steps described below were completed by the Company and the Parent on or before October 15, 2014:

  1.
  OMGUK incorporated OMAM in the United Kingdom as a direct, wholly-owned subsidiary of OMGUK.

  2.
  OMAM incorporated OMAM US, Inc. in the State of Delaware ("U.S. Sub") as a direct, wholly-owned subsidiary of OMAM.

  3.
  U.S. Sub incorporated OMAM UK Limited in the United Kingdom ("U.K. Sub") as a direct, wholly-owned subsidiary of U.S. Sub.

  4.
  The Company's existing intercompany debt, which was owed by OMUSH to OMGUK, was refinanced with new intercompany debt.

  5.
  OMGUK contributed its shares in OMUSH and the new intercompany debt to OMAM in return for an issuance of shares by OMAM resulting in the elimination of existing intercompany debt of $1,003.5 million and the redemption of a $32.2 million intercompany receivable via a capital distribution back to OMGUK, for a net reduction of existing intercompany debt of $971.3 million.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

1) Organization and Description of the Business (Continued)

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

  9.
  OMAM entered into arrangements with OMGUK for the payment of future realizable benefits (estimated to total $252.2 million at December 31, 2014) associated with certain deferred tax assets existing as of the date of the Offering, as well as co-investments (with a carrying value of $35.0 million and a fair value of $43.5 million at December 31, 2014) made by the Company in real-estate and timber strategies of its Affiliates. In accordance with the deferred tax asset arrangement, in December 2014, OMAM began to make quarterly payments to OMGUK. In the fourth quarter of 2014, OMAM adjusted the balance of the liability to reflect the impact of the 2013 income tax return and also reduced the liability as of the Offering date to reflect a revised estimate of the future realizable benefits as of the Offering date. The liability will again be adjusted in the fourth quarter of 2015 to reflect the impact of the 2014 income tax return through October 8, 2014.

  10.
  The Company made a payment of the $175.0 million pre-Offering dividend to OMGUK, funded by a new third party credit facility entered into at the closing of the Offering; and

  11.
  OMAM completed the purchase of additional ownership of an Affiliate for $60.0 million in cash, resulting in a reduction of liabilities for the same amount.

        Additionally, the Company has recast the components of Shareholders' equity (deficit) to reflect the issuance of 120,000,000 ordinary shares, nominal value $0.001 per share.

2) Basis of Presentation and Significant Accounting Policies

        The Company's significant accounting policies are as follows:

Basis of presentation

        These Consolidated Financial Statements reflect the historical balance sheets; statements of operations and of comprehensive income; statements of changes in shareholders' equity; and statements of cash flows of the Company. On October 15, 2014, the Company completed the Offering by its Parent of 22,000,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended. Additionally, the underwriters in the Offering exercised a portion of their overallotment option and purchased an additional 2,231,375 shares of the Company from the Parent. Within these Consolidated Financial Statements, entities that are part of the Parent's consolidated results, but are not part of OMAM, as defined above, are referred to as "related parties." These historical Consolidated Financial Statements prepared prior to the Offering use the Parent's historical basis in

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

determining the assets and liabilities and the results of the Company. The financial information included herein may not reflect the consolidated financial position, operating results, changes in the Parent's equity investment and cash flows of the Company in the future, and does not reflect what they would have been had the Company been a separate, stand-alone entity for the entirety of the periods presented.

        The Company historically has utilized the services of the Parent for certain functions. These services include providing working capital, as well as certain finance, internal audit, insurance, human resources, investor relations, risk, governance and other corporate functions and projects. The cost of these services has been allocated to the Company and included in the Consolidated Financial Statements. The allocations have been determined on the basis which the Parent and the Company considered to be reasonable reflections of the utilization of services provided by the Parent. Subsequent to the Offering, the Company assumed responsibility for the costs of these functions.

        The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and the Parent are included in the Consolidated Financial Statements, however material intercompany balances and transactions among the Company, its consolidated Affiliates and consolidated Funds are eliminated in consolidation.

Allocated Costs from the Parent

        The Company's Parent provides the Company with various services, including governance through the board of directors and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. Some of these services are directly attributable to the Company and some are of a more general nature. The costs associated with the services which are (i) directly attributable to the Company, (ii) have been charged directly to the Company by the Company's Parent, and (iii) have been paid to the Company's Parent by the Company have been reflected in the Company's Consolidated Financial Statements. During the years ended December 31, 2014, 2013 and 2012, the amount of expenses charged directly to the Company from the Company's Parent were $2.1 million, $2.0 million and $2.7 million, respectively.

        With respect to the above services and benefits which are not directly attributable to the Company, costs were allocated to the Company and included in the Consolidated Financial Statements, based generally on the Company's proportion of the total Parent's consolidated, normalized revenues. During the years ended December 31, 2014, 2013 and 2012, costs allocated to the Company from Parent were $3.4 million, $3.3 million and $2.8 million, respectively. Subsequent to the Offering, these general costs are no longer allocated and if required are borne directly by the Company.

        These cost allocations were determined using a method that Parent and the Company considered reasonably reflected the costs of such services attributable to the Company provided by Parent. The Company believes the assumptions and allocations underlying the Consolidated Financial Statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the Consolidated Financial Statements had the Company operated independent of Parent for the historical periods presented prior to the Offering. A more detailed discussion of the relationship

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

with Parent, including a description of the costs that have been allocated to the Company, as well as the allocation methods, is included in Note 10, "Related Party Transactions".

Consolidation

  Affiliates

        The Company evaluates each of its Affiliate and other operating entities to determine the appropriate method of accounting. Generally, majority-owned entities or otherwise controlled investments in which the Company holds a controlling financial interest as the principal shareholder, managing member, or general partner are consolidated.

  Funds

        In the normal course of business, the Company's Affiliates sponsor and manage certain investment vehicles (the "Funds"). The Company assesses consolidation requirements with respect to its Funds pursuant to Accounting Standards Codification ("ASC") Topic 810 relating to the consolidation of variable interest entities. Substantially all of the Funds that are managed by the Company qualify for the deferral granted under Accounting Standards Updates ("ASU") 2010-10, "Amendments for Certain Investment Funds" ("ASU 2010-10"). As such, the Company evaluates these Funds for consolidation pursuant to guidance formerly in Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities. These Funds are typically owned entirely by third-party investors, however certain Funds are capitalized with seed capital investments from the Company or its related parties and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.

        In evaluating whether or not a legal entity must be consolidated, the Company determines if such entity is a variable interest entity ("VIE") or a voting interest entity ("VOE"). A VOE is considered an entity in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact the entity's economic performance. A VIE is an entity that lacks one or more of the characteristics of a VOE. Assessing whether an entity is a VIE or VOE involves judgment and analysis. Factors considered in this assessment include the entity's legal organization, the entity's capital structure and equity ownership and any related party or de facto agent implications of the Company's involvement with the entity. Investments that are determined to be VIEs are consolidated if the Company or a consolidated Affiliate is the primary beneficiary of the investment. VOEs are typically consolidated if the Company holds the majority voting interest or otherwise controls the entity.

        In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. For VIEs that are investment companies subject to ASU 2010-10, the primary beneficiary of the VIE is generally the variable interest holder that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company's ownership interest, including interests of related parties, is substantial.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

        For VIEs that do not qualify for the deferral granted under ASU 2010-10, the primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impacts its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If no single party satisfies both criteria, but the Company and its related parties satisfy the criteria on a combined basis, then the primary beneficiary is the entity out of the related party group that is most closely associated to the VIE. The consolidation analysis can generally be performed qualitatively, however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed.

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

        Other than Funds holding investments in timber assets (the "Timber Funds"), the Company's consolidated Funds are investment companies (the "Investment Funds") and the Company has therefore retained their specialized investment company accounting in consolidation, pursuant to ASC 946, "Financial Services—Investment Companies."

        Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, its Affiliates, or third parties, or amendments to the governing documents of the Company's investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE's primary beneficiary who consolidates such entity.

Timber Funds

        Timber assets and timber lease rights of consolidated Timber Funds are stated at historical cost less depletion for timber previously harvested and less accumulated amortization and depreciation for lease rights and roads. The Company performs a valuation of acquired timber property to assess the allocation of purchase price for each material asset acquired that is expected to provide a future economic benefit to the Company. Fair value of each asset is determined by using a discounted future cash flow model and applying assumptions commonly used in the industry. The cost of the acquired assets is then allocated pro rata based on the relative fair values. Timber investment values are adjusted for capital additions made to the property subsequent to the valuation date. All initial silviculture costs, including site preparation and planting costs are capitalized as stand establishment costs. Stand establishment costs are transferred to a merchantable timber classification as trees reach a certain size. Generally, costs incurred subsequent to two years after planting, such as fertilization, vegetation, insect control and pre-commercial thinning are considered to be maintenance and are expensed as incurred.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

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

        Timber and timberlands are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company compares the carrying value of a timber asset with the asset's expected future undiscounted cash flows. If the carrying value of the asset exceeds the expected future cash flows, impairment exists, which is measured by the excess of the carrying value over the fair value of the assets. The Company recognized no timber impairment losses for the years ended December 31, 2014, 2013 and 2012.

Use of estimates

        The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from those estimates.

Operating segment

        The Company operates in one operating segment that provides investment management services and products primarily to institutional clients. Although the Company does make certain disclosures regarding assets under management by product and affiliate, the Company's determination that it operates one business segment is based on the fact that the Chief Operating Decision Maker ("CODM") reviews the Company's financial performance on an aggregate level.

Cash and cash equivalents

        The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments. Cash held by consolidated Funds is not available to fund general liquidity needs of the Company.

        Restricted cash in Timber Funds consists primarily of deposits in time deposit accounts, earning interest at LIBOR + a margin, which are restricted to payment of certain notes payable of consolidated Funds of the Company (also see Note 13). Restricted cash of the consolidated Timber Funds may only be drawn upon to meet debt service payments (corrective coverage payments) or to pay certain Fund operating expenses through December 31, 2014. During the period thereafter, the restricted reserve balance may only be drawn upon for principal payments.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

Fair value measurements

        In accordance with the provisions of FASB ASC 820, "Fair Value Measurement" ("ASC 820"), fair value is the price that the Company expects to be paid upon the sale of an asset or expects to pay upon the transfer of a liability in an orderly transaction between market participants. Pursuant to ASC 820, there is a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect the Company's own conclusions about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

  •
  Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by U.S. GAAP, the Company does not adjust the quoted price for these investments.

  •
  Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies utilizing observable market inputs other than quoted prices. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

  •
  Level III—Pricing inputs are unobservable for the asset or liability and include assets and liabilities where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in corporate private equity, real estate funds, and funds of hedge funds.

    In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

Investments and Investment Transactions

  Valuation of investments held at fair value

        Valuation of Fund investments is evaluated pursuant to the fair value methodology discussed above. The Company's discretionary investments are categorized as trading and held at estimated fair value. Realized and unrealized gains and losses arising from changes in fair value of discretionary investments are reported within investment income in the Consolidated Statements of Operations. See

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

Note 4 for a summary of the fair value inputs utilized to determine the fair value of other discretionary investments held at fair value.

  Security transactions

        The Investment Funds generally record securities transactions on a trade-date basis. Realized gains and losses on securities transactions are generally determined on the average-cost method (net of foreign capital gain taxes) and for certain transactions determined based on the specific identification method.

  Income and expense recognition

        The Investment Funds record interest income on an accrual basis and include amortization of premiums and accretion of discounts. Dividend income and expense on dividends sold short are recorded on the ex-dividend date, net of applicable withholding taxes. Expenses are recorded on an accrual basis.

  Foreign currency translation

        The books and records of the Company and its Affiliates are maintained in U.S. dollars. Except for one Timber Fund in Australia, the books and records of consolidated Funds are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars on the date of valuation. Income and expense transactions denominated in foreign currencies are translated into U.S. dollars using the average exchange rate over the period presented. The portion of realized or unrealized gains and losses resulting from changes in foreign exchange rates and from fluctuations arising from changes in the market prices of the underlying securities are included in the net realized and unrealized gain and loss on investments on the consolidated statement of operations. Net realized and unrealized gains and losses on foreign currency transactions represent net foreign exchange gains or losses from forward foreign currency exchange contracts, disposition of foreign currencies, currency gains or losses between the trade and settlement date on security transactions, and the difference between the amount of the investment income and foreign withholding taxes recorded on the Funds' books and the U.S. dollar equivalent amounts actually received or paid.

  Short sales

        Certain of the Funds may sell a security they do not own in anticipation of a decline in the fair value of that security. When a Fund sells a security short, it must borrow the security sold short and deliver it to the broker-dealer through which it made the short sale. The short sales are secured by the long portfolio and available cash. The Fund records a gain, limited to the price at which the Fund sold the security short, or a loss, unlimited in size, upon the termination of a short sale. The amount of the gain or loss will be equal to the proceeds received in entering into the short sale less the cost of buying back the short security to close the short position. While the transaction is open, the Fund will incur an expense for any accrued dividends or interest which is paid to the lender of the securities. These short sales may involve a level of risk in excess of the liability recognized in the accompanying consolidated balance sheet. The extent of such risk cannot be quantified.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

  Derivatives

        Certain Funds use derivative instruments. However, there is minimal risk to the Company in relation to the derivative assets and liabilities of the Funds in excess of its investment in the respective Funds holding the investment. The Funds' derivative instruments include foreign currency exchange contracts, credit default swaps, interest rate swaps, financial futures contracts and warrants. The fair values of derivative instruments are recorded as other assets or other liabilities on the Company's Consolidated Balance Sheets. The Company has used foreign exchange forwards to hedge the risk of movement in exchange rates on financial assets on a limited basis.

        The Company's Funds have not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as investment income in the Company's Consolidated Statements of Operations.

Equity method investments

        The Company uses the equity method of accounting for investments that provide the Company with the ability to exercise significant influence over an entity, but that do not meet the requirements for consolidation. Equity method investments include two Affiliates, Heitman LLC and Investment Counselors of Maryland, LLC as well as all unconsolidated Funds over which the Company exercises significant influence. The Company's share of earnings (losses) from equity method investments is included in investment income in the Consolidated Statements of Operations. The carrying amounts of equity method investments are reflected in Investments in the Consolidated Balance Sheets. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and its estimated fair value is recognized as impairment when the loss is deemed other than temporary. Other investments, in which OMAM or an Affiliate do not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends are declared.

Revenue recognition

        The Company's consolidated revenue primarily represents management fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based management fees are recognized monthly as services are rendered and are primarily based upon a percentage of the market value of client assets managed. Affiliates that manage tangible property may also earn transaction fees at the time the underlying property is bought and sold. Any fees collected in advance are deferred and recognized as income over the period earned. Dividend income received by Investment Funds is recorded on the ex-dividend date. Performance fees are generally assessed as a percentage of the investment performance realized on a client's account. Performance fees, including those that are subject to clawback are recognized when they (i) become billable to customers (based on contractual terms of agreements), (ii) are not subject to contingent repayment and (iii) when collection is reasonably assured. Other income and revenues include interest income on cash and cash equivalents of Investment Funds and the Company's share of earnings from joint venture partners.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

        Timber Funds' revenue is recognized from log and fiber sales upon delivery to the customer. The Company is typically responsible for all logging and hauling costs. However, under pay-as-cut timber contracts, title and risk of loss from stumpage sales transfer to the buyer as the trees are cut. Revenue is recognized as timber is harvested. The buyer is typically responsible for all logging and hauling costs.

Investment advisory fees receivable

        The Company earns management and performance fees which are billed monthly, quarterly and annually in arrears, according to the terms of the relevant investment management agreement. Management and performance fees that have been earned, but have not yet been collected are presented as Investment advisory fees receivable on the Consolidated Balance Sheets. Due to the short-term nature and liquidity of these receivables, the carrying amounts approximate their fair values. The Company's accounts receivable balances do not include any allowance for doubtful accounts, nor has any bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2014, 2013, and 2012. The Company believes all accounts receivable balances are fully collectible.

Property and equipment

        Property and equipment are recorded at historical cost and depreciated using the straight-line method over its estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, which is generally three years or less. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance is expensed as incurred.

Intangible assets

        Acquired Affiliates have identifiable intangible assets arising from contractual or other legal rights with their clients. In determining the value of acquired intangibles, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors. The Company analyzes the Affiliate's historical and potential future operating performance, the Affiliate's historical and potential future rates of attrition among existing clients, the stability and longevity of existing client relationships, the Affiliate's recent and long-term investment performance, the characteristics of the firm's products and investment styles, the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value. The Company's acquired intangible assets are predominately definite-life intangible assets and are generally amortized on a straight line basis over their estimated useful lives, ranging from five to sixteen years, reflecting the expected duration of such relationships. The Company does not hold any indefinite-lived intangible assets other than goodwill.

        The Company tests for the possible impairment of acquired intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

impairment charge is recorded in the Consolidated Statements of Operations for amounts necessary to reduce the carrying value of the asset to fair value. Intangible assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

Goodwill

        The Company records goodwill when the consideration paid in a business acquisition exceeds the fair value of the net total of tangible assets acquired, identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or circumstances occur that indicate impairment may exist. Factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company's use of the acquired assets in a business combination or the strategy for the Company's overall business, and significant negative industry or economic trends.

        The Company performs its assessment for impairment of goodwill during the fourth quarter annually as of September 30, or as necessary, and the Company has determined that it has five reporting units, consisting of the five consolidated Affiliates. The Company first considers various qualitative factors to determine if it is more likely than not that the fair value of each of the reporting units is greater than its respective carrying amount, including goodwill. If the fair value of any reporting unit declines below its respective carrying amount, therefore indicating that impairment may exist, the impact would be determined at that point. For purposes of assessing potential impairment, the fair value of the reporting unit is estimated and compared to the carrying value of the reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management's estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. If it is determined that the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the goodwill in the same manner used to determine the amount of goodwill in a business combination. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess. Based on the Company's most recent annual goodwill impairment test, the fair value of all its reporting units were in excess of their carrying value.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

Leases

        The Company and its Affiliates currently lease office space and equipment under various leasing arrangements, classified as operating leases. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Some lease agreements contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term.

Earnings per share

        The Company calculates basic and diluted earnings per share ("EPS") by dividing net income for the year ended December 31, 2014 by its shares outstanding as outlined below. For periods prior to the Offering (described in Note 1), the Company is calculating pro forma basic and fully diluted EPS based upon 120 million pro forma shares, the number of shares outstanding following the Reorganization described in Note 1.

        Basic EPS attributable to the Company's common shareholders is calculated by dividing "Net income attributable to controlling interests" by the weighted-average number of shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares are considered antidilutive.

        The Company considers two ways to measure dilution to earnings per share: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted or two-class method). As appropriate, the Company's policy is to apply the more dilutive methodology upon issuance of such instruments.

Compensation arrangements

        The Company operates short term variable compensation arrangements where generally, a percentage of each Affiliate's annual pre-variable compensation earnings, as defined in each arrangement, is allocated to a "pool" of each respective Affiliate's key employees, and subsequently distributed to individuals subject to recommendation and approval of a Remuneration Committee comprised of both the Company's and each respective Affiliate's management. Variable compensation expense is accrued and recognized in the Consolidated Statements of Operations as services are provided by individual employees. Variable compensation allocated to the "pools" of Affiliate key employees under the terms of the plans, where distribution has not yet been approved by the Remuneration Committee, is not recognized until the required service has been performed and the award is communicated to the individual.

        The Company operates longer term profit-interest plans whereby certain Affiliate key employees are granted (or have a right to purchase) awards representing a profits interest in their respective Affiliate, as distinct from an equity interest due to the lack of pari passu voting rights. Under these plans, the Company may award a portion of the aforementioned variable compensation arrangement through issuance of a profits interest in the Affiliate. The awards generally have a three to five year

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

vesting period from the grant date, and the service period begins at the commencement of the financial period to which the variable compensation relates. Under these plans, Affiliate key employees are eligible to share in the profits of their respective affiliates based on their respective percentage interest held.

        In addition, under certain circumstances Affiliate key employees are eligible to receive a series of repurchase payments upon exiting the plans based on a multiple of the last twelve months profits of their respective Affiliate, as defined. Profits allocated and movements in the potential repurchase value, determined based on a fixed multiple times trailing twelve month profits, as defined, are recognized as compensation expense. Profits interests compensation liabilities are re-measured at each reporting date at the current trailing twelve month earnings multiple, with movements treated as compensation expense in the Company's Consolidated Statements of Operations.

Share-based compensation plans

        The Company recognizes the cost of all share-based payments to directors, senior management and employees, including grants of restricted stock and stock options of its Parent and its Affiliates, as compensation expense in the Consolidated Statements of Operations over the respective vesting periods.

        Awards made previously under the Parent's restricted stock and stock options plans are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded. Options granted are measured at fair value using a standard option pricing valuation model. The valuation is consistent with generally accepted valuation methodologies for pricing financial instruments and incorporates all factors and assumptions that knowledgeable, willing market participants would consider in setting the price of the options.

        In connection with the Offering, certain unvested restricted shares of the Parent were exchanged for unvested restricted shares of the Company. Awards made under the Company's equity plan are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded.

        Awards of equity made to Affiliate key employees are accounted for as cash settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other long term liabilities on the Consolidated Balance Sheet until the award is settled by the Company. The fair value of the liability is based on the expected cash to be paid, as determined according to trailing twelve months earnings multiples prescribed by each arrangement. The liability is revalued at each reporting period, with any movements recorded within compensation expense.

Deferred financing costs

        The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in total equity as a reduction of Shareholders' equity generated as a result of the offering. At the time in which the equity financing is

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

no longer considered probable of being consummated, the deferred financing costs are expensed immediately as a charge to operating expenses in the Consolidated Statement of Operations. Costs associated with an unconsummated transaction amounted to $0.0 million, $0.0 million, and $0.4 million expensed in the years ended December 31, 2014, 2013 and 2012, respectively.

Income taxes

        The Company uses the asset and liability method of accounting for income taxes on a "separate return" basis. Under this method, a subsidiary is assumed to file a separate return with the taxing authority, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from the parent. The rules followed by the subsidiary in computing its tax or refund should be the same as those followed by a taxpayer filing directly with the taxing authority.

        The Company files tax returns directly with the U.S. and state tax authorities and therefore, the computations under the separate return method follow the Company's filings.

        Deferred income taxes are recognized for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company's deferred tax assets have been attributable to federal and state loss carry forwards, interest deductions, and accrued liabilities. Deferred tax liabilities have been attributable to undistributed earnings of subsidiaries.

        Deferred income tax assets are subject to a valuation allowance if, in management's opinion, it is not more-likely-than-not that these benefits will be realized. In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative earnings or losses in the most recent years and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions including the amount of future pre-tax operating income and the reversal of temporary differences. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

        A tax benefit should only be recognized if it is more likely than not that the position will be sustained based on its technical merits. The Company recognizes the financial statement benefit of a tax position only after considering the probability that a tax authority would uphold the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the largest amount of benefit greater than 50% likely of being sustained. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. Unrecognized tax benefits and related interest and penalties, are adjusted periodically to reflect changing facts and circumstances. The Company's accounting policy is to classify interest and related charges as a component of income tax expense.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

Non-controlling interests

        Non-controlling interests in Consolidated Funds on the Consolidated Balance Sheets include undistributed income owned by the investors in the respective Funds. At December 31, 2013, the Company had non-controlling interests on the Consolidated Balance Sheets of $0.1 million representing equity arrangements for entities that are consolidated, but less than 100% owned. All non-controlling interests in these entities were acquired by the Company in 2014. The Company's consolidated net income on the Consolidated Statements of Operations includes the income (loss) attributable to non-controlling interest holders of these consolidated entities. Ownership interests held by Affiliate key employees are categorized as liabilities on the Consolidated Balance Sheets and are revalued each reporting date, with movements treated as compensation expense in the Consolidated Statements of Operations.

Redeemable non-controlling interests

        The Company includes redeemable non-controlling interests related to certain consolidated Funds as temporary equity on the Consolidated Balance Sheets. Non-controlling interests in certain consolidated Funds are subject to monthly or quarterly redemption by the investors. When redeemable amounts become legally payable to investors, they are classified as a liability and included in other liabilities of consolidated Funds on the Consolidated Balance Sheets.

Other comprehensive income (loss)

        Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company's purposes, comprehensive income (loss) represents net income/loss, as presented in the accompanying Consolidated Statements of Operations, adjusted for net foreign currency translation adjustments.

Restructuring costs

        A liability for restructuring is recognized only after management has developed a formal plan, approved by the Board of Directors, to which it has committed. The costs included in a restructuring liability are those costs that are either incremental or incurred as a direct result of the plan, or are the result of a continuing contractual obligation with no continuing economic benefit to the Company, or a penalty incurred to cancel the contractual obligation. Refer to Note 22 for details of the Company's restructuring activities.

Recent accounting developments

        In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the criteria for reporting a component of an entity as discontinued operations. The new guidance only allows disposals of components of an entity that represent a strategic shift or will have a major effect on operations to be classified as discontinued operations. Additionally, the guidance allows for an entity to have significant continuing involvement in the

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

operations of a component after the disposal transaction. The new guidance is effective for interim and fiscal periods beginning on or after December 15, 2014. The Company has elected not to early adopt ASU 2014-08. The Company is evaluating the impact of ASU 2014-08, however it does not expect it to have a significant impact on its Consolidated Financial Statements.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 modifies existing U.S. GAAP revenue recognition standards to more closely align with international accounting standards. Additionally, the guidance requires improved disclosures around the nature, amount, timing and uncertainty of revenue recognized. This new guidance will be effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is evaluating the impact of ASU 2014-09, however it does not expect it to have a significant impact on its Consolidated Financial Statements.

        In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Required Service Period. ASU 2014-12 requires that if an entity were to make a share-based payment award which includes terms that provide for a performance target that affects vesting, the entity must be treated as a performance condition. The new guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted and entities may elect to apply this ASU either prospectively for all awards or retrospectively for all awards with outstanding performance targets. The Company has not elected to early adopt ASU 2014-12. The Company is evaluating the impact of ASU 2014-12, however it does not expect it to have a significant impact on its Consolidated Financial Statements.

        In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity. Entities may raise capital by issuing different classes of shares with certain preferences and voting rights, some of which may meet the definition of a derivative. For such instruments, ASU 2014-16 clarifies how an issuer or an investor should be interpreted in determining the nature of all stated and implied terms, while considering all the relevant facts and circumstances. ASU 2014-16 is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company is evaluating the impact of ASU 2014-16, however it does not expect it to have a significant impact on its Consolidated Financial Statements.

        In November 2014, the FASB issued ASU 2014-17, Business Combinations: Pushdown Accounting. ASU 2014-17 expands existing guidance for determining whether and at what threshold an acquired entity can reflect the acquirer's accounting and reporting basis, known as pushdown accounting. Under ASU 2014-17, an acquired entity may apply pushdown accounting upon occurrence of an event in which the acquirer obtains control. ASU 2014-17 is effective for an acquired entity's financial statements as of November 18, 2014.

        In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 rescinds the deferral of the consolidation rules under FAS 167, "Amendments to FASB Interpretation No. 46(R)", ("FAS 167") granted under ASU 2010-10, and will require all legal entities to be reevaluated under the revised consolidation model. The revised consolidation model provides updates when evaluating i) limited partnerships and similar entities currently under the voting

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

2) Basis of Presentation and Significant Accounting Policies (Continued)

interest model, ii) decision maker or service provider fees as a variable interest, iii) fee arrangements in the primary beneficiary determination, iv) related parties in the primary beneficiary determination, and v) certain investment funds. The amendments are intended to simplify the current consolidation model and reduce the number of consolidation entities by placing more emphasis on the risk of loss when determining a controlling financial interest. The amended guidance is effective for public entities for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company is currently assessing the financial statement impact of the revised consolidation model and intends to early adopt ASU 2015-02 once the evaluation of the impact has been completed.

3) Investments

        Investments are comprised of the following at December 31 (in millions):

	2014	2013
Investments by consolidated Funds in related, unconsolidated master Funds	$23.6	$19.8
Other investments of consolidated Funds attributable to non-controlling interests	37.0	386.4

Investments of consolidated Funds attributable to non-controlling interests held at fair value	60.6	406.2

Equity-accounted investments in unconsolidated Funds (Note 6)	34.5	43.1
Other discretionary investments held at fair value	—	0.7

Total investments in products held at fair value attributable to controlling interests	34.5	43.8
Investments related to voluntary deferred compensation plans held at fair value	59.7	51.4

Total investments held at fair value	154.8	501.4
Equity-accounted investments in Affiliates (Note 6)	50.5	48.5
Equity-accounted investments in unconsolidated Funds, at cost (Note 6)	0.5	—
Investments in joint ventures	2.4	2.9
Other investments	1.7	1.5

Total investments per Consolidated Balance Sheet	$209.9	$554.3

        Investment income is comprised of the following for the years ended December 31 (in millions):

	2014	2013	2012
Investment return of equity-accounted investments in unconsolidated Funds (Note 6)	$1.9	$2.9	$1.7
Realized and unrealized gains/losses on other discretionary investments held at fair value	0.7	0.1	—

Total investment return on OMAM products	2.6	3.0	1.7
Investment return of equity-accounted investments in Affiliates (Note 6)	9.6	7.7	14.8

Total investment income per Consolidated Statement of Operations (Note 6)	$12.2	$10.7	$16.5

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

4) Fair Value Measurements

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total value, December 31, 2014
Assets of OMAM and consolidated Funds(1)
Investments owned, at fair value
Common and preferred stock	$24.8	$—	$—	$24.8
Short-term investment funds	0.1	—	—	0.1
Fixed income securities	1.1	—	—	1.1
Collective investment funds	—	32.5	—	32.5
Other investments	0.3	1.8	—	2.1

Total investments at fair value	26.3	34.3	—	60.6
Restricted cash held at fair value	104.5	—	—	104.5

Consolidated Funds Total	130.8	34.3	—	165.1

Investment securities(2)	59.7	—	—	59.7
Investments in unconsolidated Funds(3)	—	—	34.5	34.5

OMAM Total	59.7	—	34.5	94.2

Total fair value assets	$190.5	$34.3	$34.5	$259.3

Liabilities of consolidated Funds(1)
Common stock	$(16.4)	$—	$—	$(16.4)

Total fair value liabilities	$(16.4)	$—	$—	$(16.4)

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

4) Fair Value Measurements (Continued)

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total value, December 31, 2013
Assets of OMAM and consolidated Funds(1)
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

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates. $60.6 million in assets and $16.4 million in liabilities at December 31, 2014 and $406.2 million in assets and $28.8 million in liabilities at December 31, 2013 are the result of the consolidation of Funds sponsored by the Company's Affiliates.

Of these, collective investment funds are multi-strategy products categorized as Level II because they are redeemable monthly and valued at net asset value per share of the fund without adjustment which the Company believes represents the fair value of the investments. The fair value of fixed income securities, corporate debt, and other investments is estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs and therefore classified within Level II. The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

4) Fair Value Measurements (Continued)

  pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. If the pricing services are only able to (a) obtain a single broker quote or (b) utilize a pricing model, such securities are classified as Level III. If the pricing services are unable to provide prices, the Company attempts to obtain one or more broker quotes directly from a dealer or values such securities at the last bid price obtained. In either case, such securities are classified as Level III. The Company performs due diligence procedures over third party pricing vendors to understand their methodology and controls to support their use in the valuation process to ensure compliance with required accounting disclosures.

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

(2)
Investment securities of $59.7 million and $52.1 million at December 31, 2014 and 2013, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(3)
The $34.5 million and $43.1 million at December 31, 2014 and December 31, 2013, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. The Company has classified investments in unconsolidated Funds as Level III given the nature of redemption restrictions that are in place. These unconsolidated Funds consist primarily of real estate investments funds. These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately 1-8 years from December 31, 2014. The valuation process for the underlying real estate investments held by the real estate investments Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

4) Fair Value Measurements (Continued)

        The following table presents changes in Level III assets and liabilities, for the twelve months ended December 31, comprised of significant unobservable inputs:

Investments in unconsolidated OMAM funds
Balance, December 31, 2012	$44.5
Realized gain	7.1
Net change in unrealized depreciation	(4.2)
Purchases, issuances or settlements	0.6
Dispositions	(4.9)

Balance, December 31, 2013	$43.1
Realized gain	1.9
Net change in unrealized depreciation	(5.1)
Purchases, issuances or settlements	—
Dispositions	(5.4)

Balance, December 31, 2014	$34.5

        Losses attributable to controlling interest recorded on our Consolidated Statements of Operations related to the above Level III changes were $3.2 million at December 31, 2014, while there were gains of $2.9 million and $1.7 million at December 31, 2013 and 2012, respectively. It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities among Levels I, II or III during the years ended December 31, 2014 and 2013.

5) Variable Interest Entities

        The Company sponsors the formation of various entities considered to be VIEs. The Company consolidates these entities pursuant to Accounting Standards Codification ("ASC") Topic 810 relating to the consolidation of VIEs. These VIEs are primarily Funds managed by Affiliates that qualify for the deferral granted under ASU 2010-10, "Amendments for Certain Investment Funds." As such, the Company evaluates these Funds for consolidation pursuant to FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities." These investment vehicles are typically owned entirely by third-party investors, however, certain Funds are capitalized with seed capital investments from the Company and its related parties and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.

        The Company's determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to the majority of the risks and rewards of the entity. Typically the Fund's investors are entitled to substantially all of the economics of these VIEs with the exception of the management fees and performance fees, if any, earned by the Company or any investment the Company has made into the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company's ownership interest, including interests of related parties, is substantial.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

5) Variable Interest Entities (Continued)

        The Company's Timber Funds do not qualify for the deferral under ASU 2010-10 and therefore must be evaluated for consolidation pursuant to FAS 167, "Amendments to FASB Interpretation No. 46(R)", ("FAS 167"). Under FAS 167, as codified by ASC 810, the trigger for consolidation of a VIE has been revised such that the Company must consolidate the VIE if the Company's interest in the VIE is significant to the VIE's economics.

        The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company at December 31 (in millions):

	2014	2013
Assets
Investments at fair value	$5.9	$90.9
Restricted cash	2,487.7	2,557.0
Timber assets	4,053.2	4,172.5
Other assets of consolidated Funds	165.0	145.0

Total Assets	$6,711.8	$6,965.4

Liabilities
Borrowings	$4,095.9	$4,146.0
Other liabilities of consolidated Funds	150.8	77.2

Total Liabilities	$4,246.7	$4,223.2

        "Investments at fair value" consist of investments in securities and investments in related parties.

        The assets of consolidated VIEs presented in the table above belong to the investors in those Funds, are available for use only by the Fund to which they belong, and are not available for use by the Company. Any debt or liabilities held by consolidated Funds have no recourse to the Company's general credit. The Company also consolidates Funds that are not VIEs, and therefore the assets and liabilities of those Funds are not included in the table above.

        The Company's involvement with Funds that are VIEs and unconsolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company's investment in any unconsolidated VIE generally represents an insignificant interest of the Fund's net assets and assets under management, such that the majority of the VIE's results are attributable to third parties. The Company's exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

5) Variable Interest Entities (Continued)

        The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2014	2013
Unconsolidated VIE assets	$9,993.5	$12,156.8
Unconsolidated VIE liabilities	$1,515.0	$1,720.4
Equity interests on the Consolidated Balance Sheet	$75.3	$78.4
Maximum risk of loss(1)	$75.5	$81.1

(1)
Includes equity investments the Company has made or is required to make and any earned but uncollected management/incentive fees. The Company does not record performance/incentive allocations until the respective measurement period has ended.

        In addition to the multiple unconsolidated VIE Funds, the Company determined that Heitman LLC, one of the Company's Affiliates, is a VIE. The Company concluded that it is not the primary beneficiary of Heitman LLC because it does not hold the power to direct its most economically significant activities. The assets and liabilities of Heitman LLC include the management company itself as well as certain funds that Heitman LLC consolidates. The Company aggregated Heitman LLC with the Company's other unconsolidated VIE Funds due to their similar risk profiles given that the risks and rewards are driven by changes in investment values and the Affiliates' ability to manage those assets.

6) Equity Accounted Investees

        The following tables present summarized financial information for Affiliates and Funds accounted for under the equity method (in millions):

	For the year ended December 31, 2014			For the year ended December 31, 2013
Statements of Income	Heitman LLC	Other	Total	Heitman LLC	Other	Total
Net revenues(1)	$227.4	$89.1	$316.5	$218.3	$80.1	$298.4

Operating income	51.0	17.2	68.2	49.0	20.8	69.8
Other income (expense), net	26.1	(102.1)	(76.0)	172.8	(13.4)	159.4

Income (loss) before income taxes	77.1	(84.9)	(7.8)	221.8	7.4	229.2
Less income tax expense (benefit)	3.0	1.9	4.9	1.8	(0.4)	1.4
Excluding noncontrolling interests income (loss)	58.6	(89.8)	(31.2)	197.2	7.6	204.8

Net income attributable to controlling interests	$15.5	$3.0	$18.5	$22.8	$0.2	$23.0

OMAM equity in net income of equity method investees	$8.5	$3.0	$11.5	$10.4	$0.2	$10.6

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

6) Equity Accounted Investees (Continued)

	For the year ended December 31, 2012
Statements of Income (cont.)	Heitman LLC	Other	Total
Net revenues(1)	$242.3	$85.0	$327.3

Operating income	72.2	26.6	98.8
Other income (expense), net	129.3	(66.9)	62.4

Income (loss) before income taxes	201.5	(40.3)	161.2
Less income tax expense	0.6	—	0.6
Excluding noncontrolling interests income (loss)	173.6	(42.7)	130.9

Net income attributable to controlling interests	$27.3	$2.4	$29.7

OMAM equity in net income of equity method investees	$14.1	$2.4	$16.5

	As of December 31, 2014			As of December 31, 2013
Balance Sheets	Heitman LLC	Other	Total	Heitman LLC	Other	Total
Current assets	$103.9	$546.6	$650.5	$125.7	$58.7	$184.4
Noncurrent assets	1,543.2	773.3	2,316.5	1,785.4	1,027.4	2,812.8

Total assets	1,647.1	1,319.9	2,967.0	1,911.1	1,086.1	2,997.2
Current liabilities	65.8	210.5	276.3	65.9	378.9	444.8
Long-term liabilities	515.3	342.3	857.6	645.4	48.8	694.2
Non-controlling interests in subsidiaries	1,014.4	756.9	1,771.3	1,140.2	643.7	1,783.9

Members' equity	$51.6	$10.2	$61.8	$59.6	$14.7	$74.3

OMAM equity investment and undistributed earnings of affiliated companies, before consolidating and reconciling adjustments	$44.7	$10.2	$54.9	$47.1	$14.7	$61.8
Consolidating and reconciling adjustments:
Goodwill attributable to equity method investment	30.6	—	30.6	29.8	—	29.8

OMAM investment in equity method investees at cost plus equity in undistributable earnings since acquisition	$75.3	$10.2	$85.5	$76.9	$14.7	$91.6

(1)
Net revenue includes advisory fees for asset management services and investment income, including interest and dividends from consolidated investment partnerships.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

6) Equity Accounted Investees (Continued)

        During the period, certain Affiliates held investments in joint ventures. These investments were accounted for using the equity method of accounting. Acadian Asset Management LLC had a joint venture investment in Acadian Asset Management (Australia) Limited. Net loss in the Consolidated Statement of Operations includes $1.4 million, $2.1 million, and $2.4 million of income for the years ended December 31, 2014, 2013 and 2012, respectively, and investment in joint ventures includes $2.4 million and $2.9 million for the years ending at December 31, 2014 and 2013, respectively. There are no material differences between the carrying value of these investments and the amounts of their underlying net asset value.

7) Property and Equipment and Lease Commitments

        Property and equipment consisted of the following at December 31 (in millions):

	2014	2013
Leasehold improvements	$26.7	$27.6
Office equipment	17.5	24.4
Furniture and fixtures	6.6	8.0
Software and web development	14.3	24.9

Total property and equipment, at cost	65.1	84.9
Accumulated depreciation and amortization	(41.0)	(60.8)

Property and equipment, net	$24.1	$24.1

        Depreciation and software and web development amortization expense for continuing operations was $6.1 million, $4.9 million, and $5.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        The Company and its Affiliates lease office space for their operations. At December 31, 2014, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are (in millions):

	Gross minimum rentals	Sub-lease rentals	Net minimum rentals
2015	$11.7	$(0.2)	$11.5
2016	11.0	—	11.0
2017	10.2	—	10.2
2018	9.8	—	9.8
2019	9.5	—	9.5
Thereafter	22.7	—	22.7

Total	$74.9	$(0.2)	$74.7

        The Company is responsible for other expenses under these leases as well. Such expenses include operating costs, insurance, taxes and broker fees. Consolidated rent & occupancy expenses for 2014, 2013, and 2012 were $10.6 million, $8.8 million, and $8.0 million respectively.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

7) Property and Equipment and Lease Commitments (Continued)

        The Company's Affiliates also have timber lease rights for use in their continuing operations. At December 31, 2014, the Company's unrecognized aggregate future minimum payments for timber rights leases having initial or non-cancelable lease terms greater than one year are (in millions):

	Gross minimum rentals	Sub-lease rentals	Net minimum rentals
2015	$1.2	$—	$1.2
2016	1.1	—	1.1
2017	1.1	—	1.1
2018	1.0	—	1.0
2019	1.1	—	1.1
Thereafter	13.1	—	13.1

Total	$18.6	$—	$18.6

        Consolidated Funds' timber lease rights expense for 2014, 2013, and 2012 was $10.7 million, $9.2 million, and $9.2 million, respectively.

8) Goodwill and Intangible Assets

        The following table presents the changes in goodwill in 2014, and 2013 (in millions):

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance at December 31, 2012	$160.6	$(42.8)	$117.8
Impairments	—	—	—
Disposals	—	—	—

Balance at December 31, 2013	$160.6	$(42.8)	$117.8
Impairments	—	—	—
Additions	11.0	—	11.0
Disposals	(11.2)	8.9	(2.3)

Balance at December 31, 2014	$160.4	$(33.9)	$126.5

        During its annual impairment assessment of goodwill, the Company recognized charges of $0.0 million in 2014, $0.0 million in 2013, and $7.6 million in 2012 reflecting the excess by which certain Affiliates' carrying amount, including allocated goodwill, exceeded fair value. The amount of the impairment charge attributable to continuing operations was $0.0 million in 2014, $0.0 million in 2013, and $1.7 million in 2012. The amount of the impairment charge attributable to discontinued operations was $0.0 million in 2014, $0.0 million in 2013, and $5.9 million in 2012. The impairment amount represents the write down necessary to adjust the Affiliates' goodwill to equal current fair value. Fair value is determined using a discounted cash flow analysis performed for each Affiliate, derived based on appropriate assumptions around long-term growth projections and discount rates. The amount of the disposal charge attributable to discontinued operations was $11.2 million in 2014. The disposal amount represents the write down necessary as a result of the transfer of Rogge Global Partners plc to the Company's Parent.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

8) Goodwill and Intangible Assets (Continued)

        The following table presents the change in acquired intangible assets in 2014, 2013, and 2012 composed of client relationships (in millions):

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
Balance at December 31, 2012	$26.8	$(25.4)	$1.4
Amortization	—	(0.2)	(0.2)

Balance at December 31, 2013	$26.8	$(25.6)	$1.2
Amortization	—	(0.1)	(0.1)
Disposals	(4.1)	4.0	(0.1)

Balance at December 31, 2014	$22.7	$(21.7)	$1.0

        The Company's definite-lived acquired intangibles are amortized over their expected useful lives. As of December 31, 2014, these assets were being amortized over an average remaining useful life of nine years. The Company recorded amortization expense of $0.1 million, $0.2 million, and $2.3 million, respectively, for the years ended December 31, 2014, 2013 and 2012. The amount of amortization attributable to continuing operations was $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The amount of amortization attributable to discontinued operations was $0.0 million, $0.1 million, and $2.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        The Company recorded impairment charges of $24.5 million in relation to discontinued operations in 2012 as a result of ongoing operating losses and management's subsequent decision to sell these businesses, at which point in time it was determined that the carrying amount of their intangibles exceeded the amount expected to be recovered through their sale. All disposal charges have been included in discontinued operations.

        The Company estimates that its consolidated annual amortization expense, assuming no useful life changes or additional investments in new or existing Affiliates, for each of the next five fiscal years is as follows (in millions):

2015	$0.1
2016	0.1
2017	0.1
2018	0.1
2019	0.1
2020 and thereafter	0.5

Total	$1.0

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

9) Timber and Timberlands

        Timber and timberlands consisted of the following at December 31 (in millions):

	2014	2013
Timber	$2,813.7	$3,027.7
Timberlands	1,880.5	1,913.6
Timber lease rights	198.8	198.8
Other(1)	27.1	74.7

Total timber and timberlands, at cost	4,920.1	5,214.8
Accumulated depletion on timber	(866.0)	(791.9)
Accumulated amortization	(0.9)	(0.8)

Timber and timberlands, net	$4,053.2	$4,422.1

(1)
The category "Other" includes buildings, roads, quarries, hunting lease rights and other similar tangible and intangible assets related to timber cutting operations.

        In the year ended December 31, 2014, the Company deconsolidated a Timber Fund.

10) Related Party Transactions

        Amounts due from related parties were comprised of the following at December 31 (in millions):

	2014	2013
Interest receivable from Parent(1)	$—	$1.8
Fees receivable from unconsolidated Funds	18.2	26.8
Fees receivable from commonly controlled Old Mutual plc business units	2.3	2.2
Receivable from joint venture partners and other	5.3	7.6
Other amounts due from Parent	1.8	0.1
Other amounts due from related parties	0.6	0.2

Total current receivables from related parties	28.2	38.7
Other long-term amounts due from Parent	—	2.1
Loan notes receivable from Parent(1)	—	30.1

Total long-term receivables from related parties	—	32.2

Total amounts due from related parties	$28.2	$70.9

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

10) Related Party Transactions (Continued)

        Amounts due to related parties were comprised of the following at December 31 (in millions):

	2014	2013
Interest payable to Parent (Note 13)	$—	$14.6
Other amounts due to related parties	0.4	1.0
Loan notes payable to Parent (Note 13)	37.0	—
Preferred dividend payable of consolidated Fund	16.3	16.3
Other amounts due to Parent(2)	3.5	—

Total current payables to related parties	57.2	31.9
Revolving credit facility payable to Parent (Note 13)	—	140.7
Loan notes payable to Parent (Note 13)	—	900.0
Other amounts due to Parent(2)	286.1	—
Promissory note payable to related parties of consolidated Fund (Note 13)	318.7	604.7

Total long-term payables to related parties	604.8	1,645.4

Total amounts due to related parties	$662.0	$1,677.3

        Investments in related parties consisted of the following at December 31 (in millions):

	2014	2013
Investment in unconsolidated master Funds(3)	$23.6	$19.8
Investments in joint ventures	2.4	2.9
Investments in equity-accounted investees (Note 6)	85.5	91.6

Total related party investments	$111.5	$114.3

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

10) Related Party Transactions (Continued)

        Related party transactions included in the Company's Consolidated Statement of Operations for the years ended December 31 consisted of (in millions):

	2014	2013	2012
Management fees collected from commonly controlled Old Mutual business units(3)	$10.6	$9.6	$12.2
Management fees collected from unconsolidated Funds(1)	47.5	46.4	43.3
Performance fees collected (performance penalties paid) from (to) unconsolidated Funds(1)	5.9	0.5	(0.2)
Management fees collected from joint venture partners	6.4	13.7	11.0

Total related party revenues (including discontinued operations)	70.4	70.2	66.3

Interest expense owed to parent (Note 13)	49.8	72.1	84.1
Rent and administrative costs recharged by commonly controlled Old Mutual business units(4)	1.2	0.1	1.7
Restricted stock grants of parent equity to OMAM employees (Note 18)	4.5	5.0	2.9
Recharged parent operational costs(5)	5.5	5.3	5.5

Total related party expenses (including discontinued operations)	$61.0	$82.5	$94.2

(1)
Transactions with unconsolidated Affiliate-sponsored Funds are considered related party items on the basis of the Company's significant influence over the activities of such entities in its capacity as investment advisor thereto. These transactions are comprised of fees for advisory services and investments in unconsolidated "master" Funds held by consolidated "feeder" Funds.

(2)
During 2014 the Company entered into arrangements with the Parent for the payment of realized benefits associated with certain deferred tax assets, as well as co-investments made by the Company in real-estate and timber strategies of its Affiliates. In accordance with these arrangements, the Company has recorded a liability of $289.5 million as of December 31, 2014. The Company will make quarterly payments to Parents as the benefits under these arrangements become realized.

(3)
The Company provides sub-advisory services in the ordinary course of business to commonly controlled Old Mutual business units. Management fees include amounts earned from these related parties. For the years ended December 31, 2014, 2013, and 2012, $0.3 million, $0.0 million, and $4.6 million, respectively, were earned from discontinued operations.

(4)
The Company conducts a portion of its distribution activities out of the United Kingdom, and has entered into contractual arrangements with a Related Business Unit domiciled there to share its premises and leverage certain of its administrative functions.

(5)
The Company's Parent provides the Company with various oversight services, including governance, which includes compensation for board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. That portion of the above costs which (i) are directly attributable to the Company, (ii) have been charged to the Company by the Company's Parent and (iii) have been

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

10) Related Party Transactions (Continued)

  paid to the Parent by the Company, have been recorded in the Company's Consolidated Financial Statements and were $2.1 million, $2.0 million, and $2.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. With respect to the above services which were not directly attributable to the Company, costs associated with these services were generally allocated based on the Company's proportion of the total Parent's consolidated, normalized revenues. In the years ended December 31, 2014, 2013 and 2012, $3.4 million, $3.3 million, and $2.8 million, respectively, of these costs incurred have been allocated to the Company through a non-cash contribution to Parent equity, with the balance of the charges settled in cash. Subsequent to the Offering, these general costs are no longer allocated and if required, are borne directly by the Company.

  Other related party arrangements

          In December 2011 the Company's Parent transferred a loan note receivable with a carrying value of $30.1 million to the Company from a commonly controlled business unit (sister entity). The acquisition of the loan note was funded via a non-cash contribution to capital from the Company's Parent. The loan note, issued by the Parent, earned interest at the two year U.S dollar swap rate plus 7.28%. Interest was payable annually in arrears. During 2014, the loan note receivable was redeemed via capital redemption to the Parent in the Company's Consolidated Financial Statements.

          The Company has entered into a sub-lease arrangement with a Related Business Unit subsidiary of the Parent in relation to premises it continues to lease in respect of a discontinued operation. During 2009, as of the date this operation was discontinued, the Company recorded a liability in respect of the present value of future lease payments it remained contractually obligated to incur, net of the future sub-lease income on the intercompany sub-lease arrangement (see Note 7). During the years ended December 31, 2014, 2013, and 2012 the Company received sub-lease payments of $1.0 million, $1.0 million and $1.2 million, respectively, as a result of this related party arrangement.

          In certain instances the Company pays the compensation for employees of Related Business Units who are based at its location. Conversely, employees of the Company operating at locations of Related Business Units are paid by those entities. In both cases these costs are recharged back to the business to which the employee is providing services.

          As part of its profit-interests plan, an Affiliate made tax payments on behalf of its employees who became vested in profit interests of the Affiliate. Payments totaling $5.3 million, and $4.5 million made in the years ended December 31, 2014, and 2013, respectively, are included on the Company's balance sheet in Other assets. The balance as of December 31, 2014 was repaid by the employees of the Affiliate by February 2015.

          The Company uses the equity-method to account for its interests in Affiliates where it exercises significant influence over their operations, but does not hold a controlling interest, as well as its joint venture partners. During 2014, 2013 and 2012, the Company recorded earnings in respect of these investees of $9.8 million, $9.8 million and $17.2 million respectively. During 2014, 2013 and 2012 respectively, the Company received dividends from joint ventures of $1.2 million, $1.9 million and $1.2 million, and the Company recharged expenses of $0.3 million, $0.3 million and $0.3 million to joint venture partners during the same respective periods. The Company also exercises significant influence over unconsolidated Funds; however in order to report in a manner consistent with consolidated Funds,

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

10) Related Party Transactions (Continued)

  it has elected to apply the fair value option for its investments therein. Total investment return recognized during 2014, 2013 and 2012 in respect of these entities was $(3.2) million, $2.9 million and $1.7 million respectively. Additional information with respect to equity-method investees is disclosed in Note 6.

          On September 29, 2014, the Company entered into a loan note with its Parent. The loan note was issued in the amount of $37.0 million and does not bear interest. It has a ten year term and calls for quarterly repayments amounting to the greater of the company's excess cash, as defined in loan note, or $1.0 million, whichever is greater. (See Note 13.)

          During 2014, the Company's Parent contributed its intercompany debt to the Company in return for an issuance of shares by OMAM. The elimination of this intercompany debt is reflected as a capital contribution in the Company's Consolidated Financial Statements.

          As the Company is a member of a group of related businesses, it is possible that the terms of certain related party transactions are not the same as those that would result from transactions with wholly unrelated parties.

  11) Accounts Payable and Accrued Liabilities

          Accounts payable and accrued liabilities consisted of the following at December 31 (in millions):

	2014	2013
Accounts payable	$10.5	$16.3
Accrued expenses	26.1	25.8
Forward foreign exchange contract liability	—	0.1
Other	2.9	1.7

Total accounts payable and accruals	$39.5	$43.9

  12) Other Compensation Liabilities

          Other compensation liabilities consisted of the following at December 31 (in millions):

	2014	2013
Share-based payments liability (Note 18)	$42.3	$86.0
Non-current compensation payable	2.7	2.2
Profit interests compensation liability (Note 2)	123.8	77.2
Voluntary deferral plan liability (Note 17)	59.5	51.2

Total other compensation liabilities	$228.3	$216.6

          Profit interests compensation expense including discontinued operations in 2013 and 2012 amounted to $51.0 million in 2014, $29.0 million in 2013, and $12.3 million in 2012. Issuances of additional profit sharing interests to key employees for cash amounted to $0.6 million in 2014, $0.2 million in 2013, and $0.0 million in 2012. Redemption of profit sharing interests by OMAM from key employees for cash were $6.8 million in 2014, $0.9 million in 2013, and $0.4 million in 2012.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

13) Borrowings and Debt

        The Company's long term debt at December 31, excluding the long term debt of the Company's consolidated Funds was comprised of the following (in millions):

(in millions)	2014	2013	Interest rate	Maturity
Third party obligations:
Revolving credit facility	177.0	—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
Term loan two	—	2.5	5.23%	August 15, 2014

Total third party obligations	177.0	2.5
Related party obligations:
Loan note two	37.0	—	0.00%	September 29, 2024
Related party credit facility	$—	$140.7	LIBOR + 5.58% plus 0.50% fee on undrawn amounts	March 31, 2018
Term loan one	—	900.0	6.34%	September 30, 2015

Total long term debt of the Company	$214.0	$1,043.2

        The fair value of borrowings approximated net cost basis as of December 31, 2014 and 2013. Fair value was determined based on future cash flows, discounted to present value using current market rates. The inputs are categorized as Level III in the fair value hierarchy, as defined in Note 4, "Fair Value Measurement."

Revolving credit facility

        On October 15, 2014, the Company entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Piece, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the "Credit Facility"). Pursuant to the terms of the Credit Facility, the Company may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. Borrowings under the credit facility will bear interest, at OMAM's option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of the Company's total consolidated indebtedness to Adjusted EBITDA (a "Leverage Ratio") until either Moody's Investor Service, Inc. or Standard & Poor's has assigned an initial rating to the Company's senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or its credit rating, at which time such additional amount will be based on its credit rating or (b) the London interbank offered rate for a period, at the Company's election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on the Company's Leverage Ratio until it has been assigned a credit rating, at which

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

13) Borrowings and Debt (Continued)

time such additional amount will be based on its credit rating. In addition, the Company will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on its Leverage Ratio until it has been assigned a credit rating, at which time such amount will be based on the Company's credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. On October 15, 2014, the Company drew $177.0 million on this facility of which $175.0 million was paid to the Parent to satisfy loan note one pursuant to the Reorganization described more fully in Note 1. As the Company is yet to receive a credit rating and in accordance with the terms of the Credit Facility an interest rate of LIBOR plus a margin of 1.50% and commitment fee rate of 0.25% is being charged. At December 31, 2014, the Company's ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.8x.

Term loan two

        On September 30, 2010, the Company entered into a $16.5 million term note to American AgCredit, PCA. The note was repayable in installments of $0.5 million on December 1, 2012, $12.0 million on November 1, 2013, $1.5 million on December 15, 2013 and $2.5 million on August 15, 2014. The note bore interest at a rate of 5.23% per annum and was paid out of a third party-funded interest reserve account at no cost to the Company. The note was fully repaid in August 2014.

Loan note one and loan note two

        On September 29, 2014, the Company entered into loan note one and loan note two with its Parent. Loan note one was issued in the amount of $175.0 million, accrues interest at 3% per annum and was payable in full on its maturity date, September 29, 2015. On October 15, 2014, the Company repaid loan note one upon the closing of its new revolving credit facility. Loan note two was issued in the amount of $37.0 million and does not bear interest. Loan note two has a ten year term and calls for quarterly repayments amounting to the greater of the Company's excess cash, as defined in loan note two, or $1.0 million, whichever is greater.

Related party credit facility

        On September 30, 2005, the Company entered into a five year revolving credit facility with its Parent where the Parent agreed to make available up to an aggregate maximum amount of $850.0 million to facilitate cash transfers between the Company and Parent. The agreement was subsequently amended effective September 30, 2010 to extend the maturity date by 12 months. The agreement was again amended effective September 30, 2011 to extend maturity date to March 28, 2013, adjust the contractual interest rate from LIBOR + 1.65% to LIBOR + 5.58% and adjust the commitment fee on undrawn amounts from 0.82% per annum to 1.95% per annum. During March 2013, the Company and its Parent agreed to extend the agreement through March 31, 2018, lower the facility to $750 million and reduce the fee on undrawn amounts to 0.5%. The Company made repayments of $140.7 million, $90.8 million and $50.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. In connection with the Reorganization discussed further in Note 1,

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

13) Borrowings and Debt (Continued)

the Parent made a capital contribution to the Company in the amount of the outstanding principal on the Related party credit facility.

Term loan one

        On December 31, 2008, the Company issued a $900.0 million promissory note to its Parent. The note was due on September 30, 2015 and bore interest at a rate of 6.34% per annum. In connection with the Reorganization the Parent made a capital contribution to the Company in the amount of the outstanding principal on Term loan one.

        Interest expense amounted to $50.6 million, $72.2 million and $84.1 million for the years ended December 31, 2014, 2013 and 2012 respectively. The weighted average interest rate on all debt obligations, excluding consolidated Funds, was 1.43%, 6.53% and 7.30% in each of 2014, 2013 and 2012, respectively.

Borrowings and debt of consolidated funds

        The long term debt of the Company's consolidated Funds was comprised of the following at December 31 (in millions):

(in millions)	2014	2013	Interest rate	Maturity
Related party obligations:
Shareholder loans and note interest	$318.7	$339.7	BBSW* + 5.5%	October 2022
Promissory note	—	265.0	4.00%	August 2019

Total related party obligations:	318.7	604.7

Third party obligations:
Term loan A	163.0	163.0	6% - 6.26%	May 2016
Term loan B	261.3	261.5	5.93% – LIBOR + 1.61%	October 1, 2016
Senior secured notes	860.0	860.0	6.19% - 6.38%	December 1, 2019
Secured bank loan	109.7	115.4	variable	October 2017
Notes payable	2,383.2	2,383.2	LIBOR + margin	October 2027

Total third party obligations:	3,777.2	3,783.1

Total long term debt of consolidated Funds	$4,095.9	$4,387.8

*
BBSW refers to the Australian Bank-Bill Reference Rate

        The fair value of borrowings was approximately $3,794.1 million and $4,600.3 million as of December 31, 2014 and 2013, respectively. Fair value was determined based on future cash flows, discounted to present value using current market rates. The inputs are categorized as Level III in the fair value hierarchy, as defined in Note 4, "Fair Value Measurement."

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

13) Borrowings and Debt (Continued)

Related party obligations

  Shareholder loans and note interest

        A Fund consolidated by the Company has borrowed $318.7 million from a related party. The note is collateralized by assets of the Fund. Interest accrues at an annual rate of BBSW plus a margin of 5.5% and is due to mature in October 2022.

  Promissory note

        A Fund consolidated by the Company borrowed $265.0 million on a ten-year, $269.0 million Promissory Note, secured by Deeds of Trust, from a Fund's common limited partner. Interest payments were due annually. The Fund records interest expense using the effective-interest method, which is different from the contractual rate, taking into consideration an increase from 4% to 11% that went into effect from August 2014. In 2014, the Company deconsolidated the Fund associated with the Promissory Note.

Third Party Obligations

  Term loan A

        Term Loan A is collateralized by a consolidated Fund's assets and contains various restrictive covenants which limit the incurrence of additional indebtedness and require the Fund to maintain minimum amounts of interest coverage and earnings before interest, taxes, depreciation, depletion and amortization ("EBITDDA"). The loan is comprised of three tranches totaling $163.0 million. Interest accrues at fixed rates between 5.875% and 6.135% per annum among the tranches, but is subject to an increase of 0.125% upon certain events. The rate of interest for the three tranches was between 6.0% and 6.26% for each of the years ended December 31, 2014 and 2013. Interest is payable semi-annually in arrears. The loan requires no principal payment until maturity in May 2016, except for prepayment requirements upon certain events.

  Term loan B

        Term loan B is collateralized by a consolidated Fund's assets, and contains various restrictive covenants, which limit the incurrence of additional indebtedness and require the fund to maintain minimum amounts of interest coverage and EBITDDA. The first tranche of $259.0 million has a fixed interest rate of 5.93% per annum, but is subject to an increase of 0.25% upon certain events. The second tranche of $2.3 million has a variable rate of LIBOR plus an applicable margin, which was set at a rate of 1.48% for the year ended December 31, 2014 and 1.61% for the year ended December 31, 2013. Interest is payable semi-annually in arrears. The loan requires no principal payment until maturity in October 2016, except for prepayment requirements upon certain events.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

13) Borrowings and Debt (Continued)

  Senior secured notes

        The total loan commitment of $860 million as of December 31, 2014 and 2013 across five tranches is collateralized by a consolidated Fund's assets, and contains various restrictive covenants that limited the incurrence of additional indebtedness and required the Fund to maintain minimum amounts of interest coverage and EBITDDA. The rate of interest on each individual note is fixed, subject to an increase of 0.25% upon certain events. The rate of interest for the three tranches was between 6.19% and 6.38% for each of the years ended December 31, 2014 and 2013. Interest is payable semi-annually. The loan requires principal payments of the five tranches in order from December 2014 to December 2019.

  Secured bank loan

        A Fund consolidated by the Company has borrowed $109.7 million and $115.4 million as of December 31, 2014 and 2013, respectively, through a secured bank loan which is collateralized by the Fund's assets. Interest accrues at a variable rate and the loan is due to mature in October 2017.

  Notes payable

        A Fund consolidated by the Company issued notes in the amount of $2,383.2 million at December 31, 2014 and 2013. Interest on the notes, based on LIBOR plus a margin, is payable quarterly and reset at the same time. A letter of credit was issued to the third-party by four separate banks as security for the notes. The notes are due October 2027. The note payable is secured by restricted cash contributed by the limited partners of the Fund.

        Total interest expense recognized in relation to debt from consolidated Funds during the years ended December 31, 2014, 2013 and 2012 respectively, was $135.5 million, $149.3 million and $127.2 million.

        As of December 31, 2014, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

	Long term debt of OMAM	Long term debt of consolidated Funds	Future minimum debt commitments
2015	$37.0	$20.0	$57.0
2016	—	444.3	444.3
2017	—	189.7	189.7
2018	—	75.0	75.0
2019	177.0	665.0	842.0
Thereafter	—	2,701.9	2,701.9

Total	$214.0	$4,095.9	$4,309.9

        The Company and its consolidated Funds were in compliance with the required covenants related to borrowings and debt facilities as of December 31, 2014.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

14) Income Taxes

        The components of income tax expense from continuing operations for the years ended December 31 are as follows (in millions):

	2014	2013	2012
Current:
Federal	$41.6	$—	$—
State	5.1	4.5	(8.0)
Foreign	1.3	0.5	0.6

Total current	48.0	5.0	(7.4)

Deferred:
Federal	(37.4)	12.0	20.6
State	0.5	(3.9)	(10.8)
Foreign	1.7	0.2	0.9

Total deferred	(35.2)	8.3	10.7

Total tax expense	$12.8	$13.3	$3.3

        Income tax expense (benefit) of $1.0 million, $5.2 million, and $(3.7) million in the years ended December 31, 2014, 2013, and 2012, respectively, are included in discontinued operations. Income tax expense (benefit) of $1.5 million, $(2.3) million, and $7.7 million in the years ended December 31, 2014, 2013, and 2012, respectively, are included in gain (loss) on disposal of discontinued operations.

        The provision for income taxes in 2014, 2013, and 2012 included benefits of $1.6 million, $33.8 million, and $23.9 million respectively, related to the utilization of net operating loss carryforwards.

        Due to the use of federal net operating loss carry forwards and an election pursuant to Internal Revenue Code § 172(b)(1)(H), the Company's current federal tax expense for the years ended December 31, 2013, and 2012 was reduced to zero.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

14) Income Taxes (Continued)

        The reconciliation of the difference between the Company's U.S. Federal statutory income tax rate and the effective income tax rate for continuing operations for the years ended December 31 is as follows:

	2014	2013	2012
Tax at U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(7.3%)	(2.7%)	(3.1%)
Non-deductible expenses	1.6%	(0.1%)	—
Interest expense	14.7%	—	—
Dividends from foreign subsidiaries	(6.6%)	—	(0.5%)
Parent company expense carve-out adjustment	(3.6%)	(1.4%)	(2.1%)
IPO preparation costs	—	—	(0.3%)
Adjustment to liabilities for uncertain tax positions	2.2%	1.3%	19.6%
Change in valuation allowance	34.9%	1.0%	2.5%
Effect of foreign operations	2.5%	0.7%	1.1%
Effect of changes in tax law, rates	(10.8%)	(1.6%)	(0.1%)
Effect of income from non-controlling interest	(108.4%)	(48.6%)	(55.5%)
Other	6.1%	0.5%	(3.7%)

Effective income tax rate for continuing operations	(39.7%)	(15.9%)	(7.1%)

        During 2014, the Company released $11.3 million of its valuation allowance relating to the federal net operating loss carryforwards of Skandia America Corporation, as management has concluded that the tax benefits will be fully realized following restructuring which occurred in 2014.

        In 2014, 2013, and 2012 the Company received dividends from foreign operations for which the benefit from foreign tax credits will not be realized.

        In general, it is the practice and intention of the Company to reinvest earnings of its non-U.S. subsidiaries in those operations. Management has no intention of repatriating earnings of its non-U.S. subsidiaries in the foreseeable future. As such, at December 31, 2014, the Company has not recorded any deferred tax liabilities relating to additional tax on unremitted earnings of its non-U.S. subsidiaries. The Company's foreign unremitted earnings that are indefinitely reinvested are estimated to be $14.8 million at December 31, 2014. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

        Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company's assets and liabilities.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

14) Income Taxes (Continued)

        The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2014	2013
Deferred tax assets:
Interest expense	$181.1	$193.3
Federal net operating loss	12.7	12.8
State net operating loss carry forwards	27.2	28.4
Investment partnerships	121.0	82.7
Foreign tax credit carry forwards	6.4	6.4
Intangible assets	2.5	3.4
Employee compensation	8.8	4.7
Other	4.5	8.8

Total deferred tax assets	364.2	340.5
Valuation allowance	(33.9)	(45.9)

Deferred tax assets, net of valuation allowance	330.3	294.6

Deferred tax liabilities:
Undistributed earnings of subsidiaries	—	0.4

Net deferred tax asset	$330.3	$294.2

        At December 31, 2014, the Company has tax attributes that carry forward for varying periods. The Company's federal net operating loss carryforward of $30.2 million predominately originated during 2007 and 2008 and will expire over an 11 to 15 year period. State net operating losses of $482.2 million expire over a 1 to 15-year period. The Company has recorded a valuation allowance in connection with state net operating loss carryforwards and foreign tax credit carryforwards for which the Company believes it is more likely than not that the tax benefits will not be recognized. In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company's ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2014, 2013, and 2012. As of December 31, 2014, management believes it is more likely than not that the balance of the deferred tax asset will be realized based on forecasted taxable income.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

14) Income Taxes (Continued)

        A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2014	2013	2012
Balance as of January 1	$97.2	$106.2	$119.7
Additions based on tax positions of prior years	—	0.1	0.5
Reductions for tax provisions of prior years	(1.5)	(6.9)	—
Reductions related to lapses of statutes of limitations	(1.8)	(2.2)	(13.8)
Settlements	—	—	(0.2)

Balance as of December 31	$93.9	$97.2	$106.2

        The Company's liability for uncertain tax positions includes benefits of $93.2 million and $94.4 million at December 31, 2014 and 2013, respectively, that if recognized would affect the effective tax rate on income from continuing operations.

        The Company recognized $0.0 million, $(0.4) million, and $(1.2) million in interest and penalties in its income tax provision for the years ended December 31, 2014, 2013, and 2012, respectively. The amounts related for the years ended December 31, 2013 and 2012 have been corrected from previously disclosed $(0.2) million and $0.2 million for the years ended December 31, 2013 and 2012 respectively.

        The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as income tax expense. The Company's liability for uncertain tax benefits at December 31, 2014, 2013 and 2012 includes accrued interest and penalties of $1.4 million, $1.4 million, and $1.9 million, respectively. The amounts related for the years ended December 31, 2013 and 2012 have been corrected from previously disclosed $4.0 million and $4.2 million at December 31, 2013 and 2012, respectively.

        The Company believes that it is reasonably possible that a decrease of up to $0.6 million in unrecognized tax benefits relating to the Company's state tax exposures may be necessary within the next 12 months, as the result of a lapse of statute of limitations.

        The Company is periodically under examination by various taxing authorities. The Company has paid all assessments relating to closed examinations.

        The Company and its subsidiaries file tax returns in U.S. federal, state, local, and foreign jurisdictions. As of December 31, 2014, the Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2007.

15) Commitments and Contingencies

Operational commitments

        As of December 31, 2013, the Company had maximum potential contingent acquisition payment obligations of $11.0 million related to the acquisition of an Affiliate in a prior period. As a result of specific hurdles being met during 2014 this amount has now been settled in full.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

15) Commitments and Contingencies (Continued)

        As of December 31, 2014, the Company had commitments to invest up to $30 million in co-investments with an Affiliate. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2015.

        Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.

Litigation

        The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements or results of operations of the Company. As of December 31, 2014, there were no accruals for claims, legal proceedings or other contingencies.

Indemnifications

        In the normal course of business, such as through agreements to enter into business combinations and divestitures of Affiliates, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred.

Foreign tax contingency

        The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2014, management of the Company has estimated the potential maximum exposure to be approximately $9 million. However, no accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2014.

Considerations of credit risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents and short term investments with various financial institutions. These financial institutions are typically located in cities in which the Company and its Affiliates operate. For the Company and certain

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

15) Commitments and Contingencies (Continued)

Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

16) Earnings Per Share

        The calculation of basic and diluted earnings per ordinary share for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions, except per share data):

	2014	2013	2012
Numerator:
Net income attributable to controlling interests	$51.7	$25.7	$3.0
Denominator:
Weighted-average ordinary shares outstanding—basic*	120,000,000	120,000,000	120,000,000
Weighted-average ordinary shares outstanding—diluted*	120,000,000	120,000,000	120,000,000
Pro forma earnings per ordinary share attributable to controlling interests:
Basic	$0.43	$0.21	$0.03
Diluted	$0.43	$0.21	$0.03

*
Reflects pro forma shares outstanding for the periods prior to the Offering on October 8, 2014.

        Included in basic ordinary shares outstanding are 1,212,766 restricted ordinary shares converted from restricted shares of the Company's Parent prior to the Offering. The holders of these restricted ordinary shares are entitled to the same rights and privileges, including the participation in earnings at the conversion and during the vesting period of the shares, as outstanding ordinary shares and as such these shares are considered participating securities. The restricted ordinary shares are subject to the same rights as the other basic ordinary shares resulting in equivalent earnings per ordinary share.

17) Employee Benefits

        The Company has various defined contribution plans covering substantially all of its full-time employees and several of its Affiliates. In addition to pre-tax contributions made by employees, the Company also makes contributions to the qualified plans annually.

        The Company also has non-qualified defined contribution plans covering certain senior employees. The Company has established a Deferred Compensation Plan under which the Board of Directors makes awards that may be invested by the recipient in investments deemed available under the plan. Vesting of awards under the Deferred Compensation Plan is based on the number of years of service already provided by the employee at the date of the grant. In addition, the Company has established a Voluntary Deferral Plan that provides officers of the Company the opportunity to voluntarily defer a portion of their compensation. The compensation deferred is deemed to be invested in one or more investment options available under the plan. These non-qualified plans are unfunded, although the

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

17) Employee Benefits (Continued)

Company does make contributions to a Rabbi Trust to hedge its risks in terms of providing returns to employees on their deemed investments held in the plan.

        As of December 31, 2014, and 2013, a total of $59.5 million and $51.2 million, respectively, had been recorded as other non-current liabilities and a total of $59.7 million and $51.4 million, respectively, had been invested under the Deferred Compensation and Voluntary Deferral plans. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012 of $10.8 million, $8.7 million, and $6.5 million, respectively.

18) Equity-based Compensation

Cash-settled Affiliate awards

        The Company has entered into compensation arrangements with several of its Affiliates whereby in exchange for continued service, Affiliate equity is either purchased by or granted to Affiliate key employees subject to a limit imposed by the Company, and may be repurchased either by Affiliate key employees or by the Company at a future date at the then applicable fair value, subject to service requirements having been met. Compensation expense is recognized over the requisite service period equal to the cumulative vested fair value of the award at the end of each period up to vesting date.

        The Company accounts for these arrangements as "cash settled" share based payments, and accordingly a corresponding share-based payments liability is recorded. Vested share-based payments liabilities are revalued at each period end until settlement date, with changes in the liabilities included within compensation expense.

        The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2014	2013	2012
Balance, beginning of period	$86.0	$65.8	$47.3
Amortization and revaluation of granted awards	43.4	30.0	19.1
Reclassification of modified equity-settled award	—	0.9	3.6
Reclassification to profit-interests award	(1.7)	—	—
Affiliate disposals	(18.0)	—	(2.4)
Repurchases by OMAM (cash settled)	(67.4)	(10.7)	(1.8)

Balance, end of period	$42.3	$86.0	$65.8

        The amount of unrecognized compensation expense in relation to non-vested cash-settled equity interests as of December 31, 2014 is $4.3 million, and will be expensed as follows (in millions):

2015	$1.7
2016	1.7
2017	0.9

Total	$4.3

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

18) Equity-based Compensation (Continued)

Equity-settled Affiliate awards

        Class B equity interests in Acadian Asset Management ("AAM") were acquired by employees during 2007 entitling the participating employees to 28.57% of the earnings of AAM in excess of the Company's Class A equity interest minimum preference, and to a liquidation preference proportionate to their shareholding. In consideration for the equity acquired, the participating employees agreed to forego a portion of existing long-term incentive payments owed. The difference between the carrying amount of this consideration and the fair value of the interest acquired was treated as share-based compensation expense. Fair value was determined based on the discounted projected future cash flows of AAM, amounting to $42.5 million at the grant date.

        Effective April 1, 2011, certain terms of the plan were modified to provide for greater participation by Class B interest holders in Acadian's profits and cash distributions. In addition, provisions were added to provide greater liquidity and transferability to the holders of Class B interests. The plan was also amended to include a feature whereby participating employees may redeem their equity based on a multiple of prior twelve-month earnings above a Class A equity holders' minimum preference amount, subject to certain restrictions. The surrender-date fair value of the Class B interests prior to these modifications amounted to $7.2 million, and this amount has been reclassified from non-controlling interests to cash-settled share-based payments liabilities as a result of the liquidity features added. For the years ending December 31, 2014, 2013, and 2012, $0.0 million, $0.9 million, and $3.6 million were reclassified, respectively. The excess of the fair value of the modified award over its pre-modification fair value was $21.1 million and was accounted for as incremental cash-settled share-based payments compensation expense and liability. As the implementation of the modifications were subject to a two year vesting period, the incremental cash-settled share-based payments compensation expense and subsequent revaluations of the liability to its fair value each period, along with the reclassification of the $7.2 million pre-modification fair value of the award from non-controlling interests as a liability is being recognized ratably over that period commencing April 1, 2011. The remaining $35.3 million of the initial fair value of the equity-settled plan that was surrendered by Class B interest holders was transferred from non-controlling interests to the parent equity (deficit) at the modification date.

Equity-settled corporate awards

  Old Mutual plc equity compensation plans

        Old Mutual plc, the Company's Parent, maintains various equity-based compensation arrangements, including stock options and restricted stock awards, in which the Company's employees participated in the periods presented. The cost of these equity-based programs has been included in the Company's financial results where applicable. Compensation expense recognized by the Company in respect of these arrangements was $4.5 million for the year ended December 31, 2014, $5.0 million for the year ended December 31, 2013, and $2.9 million for the year ended December 31, 2012. A corresponding capital contribution was recognized in each period. The related income tax benefit recognized for the years ended December 31, 2014, 2013, and 2012 was $1.7 million, $1.8 million, and $0.8 million, respectively.

        The following disclosures represent the Company's portion of the various equity compensation arrangements maintained by the Parent in which the Company's employees participated.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

18) Equity-based Compensation (Continued)

Options for shares in Old Mutual plc traded on the London Stock Exchange

        An Affiliate of the Company that was disposed of during the year ended December 31, 2014 participated in a plan featuring options over Old Mutual plc shares. Shares granted during the years ended December 31, 2014, and 2013 were 249,821 and 93,410, respectively. As the Affiliate was disposed of during the year, there were no shares outstanding or exercisable at December 31, 2014. Shares outstanding at December 31, 2013 were 437,999. These options had an exercise price in the range of $0.58 to $2.55 and a weighted average remaining contractual life of 1.2 years.

        The weighted average share price at date of exercise for options exercised during the year was $3.30 and $0.94 at December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the weighted average exercise price was $1.44. The Company recognized expense in connection with the exercise of options of $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. This expense is classified within discontinued operations. Refer to Note 22, "Discontinued Operations and Restructuring" for additional information.

        Prior to disposal the estimated fair value of options awarded was $0.2 million for the year ended December 31, 2014 and $0.1 million for the year ended December 31, 2013. The fair value of services received in return for share options granted are measured by reference to the fair value of share options granted. The estimate of the fair value of share options granted is measured using a Black-Scholes option pricing model.

Grants of restricted shares in Old Mutual plc traded on the London Stock Exchange

        The following summarizes the grant date fair value of restricted shares granted by the Company in the years ended December 31:

	2014	2013	2012
Shares granted during the year	3,576,379	1,996,967	1,682,389
Weighted average grant date fair value per share GBP	£2.03	£1.94	£1.57
Weighted average grant date fair value per share USD	$3.35	$3.03	£2.49

        The grant date fair value per share, calculated based on the closing share price as quoted on the London Stock Exchange on the measurement date, was used to determine the fair value of restricted shares granted to employees. There is a mechanism at Old Mutual plc to ensure sufficient shares are available under the plan each year for grants issued. Restricted shares under the plan generally have a vesting period of three years. Expected dividends were not incorporated into the measurement of fair value where the holder of the restricted share is entitled to dividends throughout the vesting period.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

18) Equity-based Compensation (Continued)

        The following table summarizes the activity related to restricted shares.

	2014			2013			2012
	Number of shares	Weighted average exercise price GBP	Weighted average exercise price USD	Number of shares	Weighted average exercise price GBP	Weighted average exercise price USD	Number of shares	Weighted average exercise price GBP	Weighted average exercise price USD
Outstanding at the beginning of the year	3,954,534	£1.73	$2.85	2,888,925	£1.47	$2.30	3,103,308	£1.03	$1.63
Granted during the year	3,576,379	2.03	3.35	1,996,967	1.94	3.03	1,682,389	1.57	2.49
Forfeited during the year	(10,711)	2.03	3.35	(64,778)	1.51	2.36	—	—	—
Exercised during the year	(878,217)	1.45	2.39	(543,708)	1.25	1.95	(1,882,278)	0.88	1.40
Expired during the year	—	—	—	—	—	—	(34,190)	1.31	2.00
Other transfers	(5,959,639)	n/a	n/a	(322,872)	—	—	19,696	n/a	—

Outstanding at the end of the year	682,346	£1.77	$2.92	3,954,534	£1.73	$2.70	2,888,925	£1.47	$2.33

        The grant date for the annual awards is deemed to be January 1 in the year prior to the date of issue. There are no planned future awards of Old Mutual Plc restricted shares. The fair value of awards granted in 2014 with a grant date of January 1, 2013 was $8.1 million, consisting of 2,416,327 shares. The fair value of awards granted in 2013 with a grant date of January 1, 2012 was $6.1 million, consisting of 1,996,967 shares. The fair value of awards granted in 2012 with a grant date of January 1, 2011 was $4.2 million, consisting of 1,682,389 shares.

  Value incentive plan

        During 2011, an equity-based compensation plan was implemented for certain key employees of OMAM in connection with the stated intention of exploring a potential initial public offering ("IPO") of the business. The plan was designed to reward participants for achievement of strategic objectives and metrics and value creation over the period leading up to an initial public offering. The awards consisted of a mix of cash, payable at completion of an IPO, and restricted shares in the newly-listed U.S. entity, which would be granted upon completion of an IPO and vest ratably over three years from that date. As a result of the IPO not occurring before the plan termination date of December 31, 2013, the awards under this plan were paid out in cash and grants of restricted shares in Old Mutual plc during 2014. The value and quantity of the cash and share portions of the awards were based on the achievement of performance objectives and financial targets. The share-based payment liability previously recorded for the share portion of this plan was reclassified to share-based payment reserve upon the granting of the awards in Old Mutual Plc restricted shares. The expense recognized during the years ended December 31, 2014, 2013, and 2012 in relation to this plan was $1.0 million $3.8 million, and $2.4 million respectively. The amount of unrecognized expense as of December 31, 2014 was $1.1 million, which will be recognized over 2015-2016 at $0.5 million per annum. The total

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

18) Equity-based Compensation (Continued)

income tax benefit recognized in relation to this plan for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $1.6 million, and $0.9 million, respectively.

  OM Asset Management equity incentive plan

        In connection with the IPO, certain employees who held unvested Old Mutual plc restricted shares were given the opportunity to exchange their Old Mutual plc restricted shares for restricted shares of OMAM held by OM Group (UK) Limited with vesting conditions similar to those to which they were currently subject. These restricted shares were awarded to employees as part of the annual incentive process and the one-time Value Incentive Plan. This exchange program was intended to provide employees who elected to participate with restricted share awards of OMAM ordinary shares of equivalent value to the Old Mutual plc restricted shares they currently held. The exchange valued OMAM ordinary shares at the price sold to investors in the IPO. The exchange valued Old Mutual plc's ordinary shares using the weighted-average sale price over the three consecutive trading days on the London Stock Exchange up to and including the date of the exchange. The exchange occurred following the effectiveness of the OMAM registration statement on October 8, 2014. OM Group (UK) Limited transferred 1,212,766 unvested restricted OM Asset Management ordinary shares (Equivalent to 5,914,981 Old Mutual plc restricted shares) to employees as part of this exchange program.

        In connection with the Reorganization, an equity plan was implemented at OMAM. The plan is intended to encourage ownership of ordinary shares by employees and to provide additional incentive for them to promote the success of OMAM's business through the grant of awards of or pertaining to ordinary shares of the Company. The grant date fair value per share, calculated based on the closing share price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted shares granted to employees. There is a mechanism at OMAM to ensure sufficient shares are available under the plan for grants issued. Restricted shares under the plan generally have a vesting period of three years.

        The following table summarizes the activity related to restricted shares for the year ended December 31, 2014.

	2014
	Number of shares	Weighted average grant date fair value per share
Outstanding at the beginning of the year	—	$—
Converted during the year	1,212,766	14.00
Forfeited during the year	(10,225)	15.46
Other transfers	10,225	15.46

Outstanding at the end of the year	1,212,766	$14.00

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

19) Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income at December 31, were as follows (in millions) including proportions attributable to non-controlling interests:

	2014	2013	2012
Foreign currency translation including proportion attributable to non-controlling interests	$(20.4)	$(17.9)	$1.2

20) Non-controlling interests

        Net income attributable to non-controlling interests in the Consolidated Statements of Operations is comprised of the income allocated to equity-holders of consolidated entities, other than OMAM. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed profits attributable to those equity holders, which amounted to $0.0 million at December 31, 2014, $0.1 million at December 31, 2013, and $0.9 million at December 31, 2012.

Non-controlling interests in consolidated Funds

        Net loss attributable to non-controlling interests in consolidated Funds in the Consolidated Statements of Operations is comprised of the net income or loss and net gains and losses allocated to equity-holders, other than OMAM, of consolidated Funds. For the years ended December 31, 2014, 2013, and 2012 this net loss was $(95.5) million, $(122.3) million, and $(69.2) million, respectively. Non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the funds attributable to those equity holders who are restricted in their ability to redeem their interests, which amounted to $2,459.0 million at December 31, 2014, and $2,579.3 million at December 31, 2013.

        Redeemable non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are not restricted in their ability to redeem their interests, which amounted to $61.9 million at December 31, 2014, and $403.3 million at December 31, 2013.

21) Funds' Derivatives and Hedging

        The Company enters into the following types of derivatives:

        Forward foreign currency exchange contracts:    The Funds are subject to foreign currency exchange rate risk in the normal course of pursuing their investment objectives. A forward foreign currency exchange contract is an agreement between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Funds enter into forward foreign currency exchange contracts to facilitate transactions in foreign-denominated securities and to attempt to minimize the risk to the Funds from adverse changes in the relationship between currencies. Forward foreign currency exchange contracts are recorded at the forward rate and marked-to-market daily. When the contracts are closed, realized gains and losses arising from such transactions are recorded as realized gains or losses on foreign currency transactions. The Funds could be exposed to risks if the counterparties to the contracts are unable to meet the terms of their contracts or if the value of the foreign currency changes unfavorably. The Funds' maximum risk of loss from counterparty credit risk is the unrealized

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

21) Funds' Derivatives and Hedging (Continued)

gains or losses on the contracts. This risk is mitigated by having a master netting arrangement between the Funds and the counterparty.

        Credit default swaps:    The Funds are subject to credit risk in the normal course of pursuing their investment objectives. The Funds entered into credit default swaps to manage their exposure to the market or certain sectors of the market, to reduce their risk exposure to defaults of corporate and sovereign issuers, or to create exposure to corporate or sovereign issuers to which they are not otherwise exposed. Credit default swaps involve the exchange of a fixed rate premium for protection against the loss in value of an underlying security in the event of a defined credit event, such as payment default or bankruptcy. Under a credit default swap one party acts as a guarantor by receiving the fixed periodic payment in exchange for the commitment to purchase the underlying security at par if the defined credit event occurs. Upon the occurrence of a defined credit event, the difference between the value of the reference obligation and the swaps notional amount is recorded as realized gain (for protection written) or loss (for protection sold) on swap transactions in the consolidated statement of operations. The Funds maximum risk of loss from counterparty risk, either as the protection seller or as the protection buyer, is the fair value of the contract. This risk is mitigated by having a master netting arrangement between the Funds and the counterparty and by the posting of collateral by the counterparty to the Funds to cover the Funds' exposure to the counterparty.

        Interest rate swaps:    The Funds are subject to interest rate risk exposure in the normal course of pursuing their investment objectives. Because the Funds hold fixed rate bonds, the value of these bonds may decrease if interest rates rise. To help hedge against this risk and to maintain their ability to generate income at prevailing market rates, the Funds entered into interest rate swap contracts. Interest rate swaps are agreements between two parties to exchange cash flows based on a notional principal amount. The Funds may elect to pay a fixed rate and receive a floating rate, or receive a fixed rate and pay a floating rate on a notional principal amount. The net interest received or paid on interest rate swap agreements is recorded as realized gains or losses. Interest rate swaps are marked to market daily based upon quotations from the market makers and the change, if any, is recorded as an unrealized gain or loss in the consolidated statement of operations. When the swap contract is terminated earlier, the Funds record a realized gain or loss equal to the difference between the current realized value and the expected cash flows. The risk of interest rate swaps include changes in market conditions that will affect the value of the contract or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. The Funds' maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from the counterparty over the contract's remaining life, to the extent that that amount is positive. The risk is mitigated by having a master netting arrangement between the Funds and the counterparty and by the posting of collateral by the counterparty to the Funds to cover the Funds' exposure to the counterparty.

        Financial futures contracts:    Certain of the Funds may enter into futures contracts for liquidity and hedging purposes. The potential risk to the Funds is that the change in value of futures contracts may not correspond to the change in value of the hedged instruments. In addition, losses may arise from changes in the value of the underlying instruments, if there is an illiquid secondary market for the contracts, or if the counterparty to the contract is unable to perform. Risks may exceed amounts recognized on the consolidated balance sheet. When the contract is closed, the Funds recognize a realized gain or loss equal to the difference between the value of the contract at the time it was

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

21) Funds' Derivatives and Hedging (Continued)

opened and the value at the time it was closed. Upon entering into a financial futures contract, the Funds are required to pledge to the broker an amount of cash and/or other assets equal to a certain percentage of the contract amount, known as initial margin deposit. Futures contracts are valued at the quoted daily settlement prices established by the exchange on which they trade. The Funds agree to receive from, or pay to, the broker an amount of cash equal to the daily fluctuation in the value of the futures contract. Such receipts or payments are known as variation margin. At December 31, 2014, the Funds had no open futures contracts.

        Certain of the Funds' derivative instruments contain provisions that allow for early termination of those derivative contracts if the net assets of the Funds decline by certain thresholds within specified periods of time. If the Funds' net assets were to fall below these thresholds it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014, the Funds would not be required to post any additional collateral to their counterparties, as the Funds were in a gain position.

        The average value of derivative instruments during the year ended December 31, 2014 was as follows (in millions):

	2014	2013
Average notional value of swaps	$0.4	$7.1
Average value of contracts to buy	$3.0	$14.0
Average value of contracts to sell	$2.7	$11.5

        The fair values of derivatives were as follows at December 31 (in millions):

	Balance sheet classification within consolidated funds		2014		2013
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives with unrealized gains & losses:
Forward foreign currency exchange contracts	Other assets	Other liabilities	$0.5	$—	$2.2	$3.5
Interest rate contracts	Other assets	Other liabilities	0.4	—	1.4	0.2
Warrants	Investments	N/A	0.1	—	—	—
Total return swap contracts	Other assets	Other liabilities	—	—	0.1	0.1
Other derivatives	Investments	Other liabilities	—	—	0.4	0.4

Total			$1.0	$—	$4.1	$4.2

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

21) Funds' Derivatives and Hedging (Continued)

        The effect of derivative instruments on the Company's Consolidated Statements of Operations for the years ended December 31 were as follows (in millions):

		2014		2013		2012
	Income statement classification	Gains	Losses	Gains	Losses	Gains	Losses
Realized gains (losses):
Forward foreign currency exchange contracts	OMAM funds net gains (losses):	$0.1	$—	$—	$(0.1)	$0.9	—
Total return swap contracts	OMAM funds net gains (losses):	—	(0.3)	—	—	—	—
Unrealized gains (losses):
Forward foreign currency exchange contracts	OMAM funds net gains (losses):	—	—	—	(1.7)	—	—
Interest rate contracts	OMAM funds net gains (losses):	—	(0.4)	0.5	—	—	—
Other derivatives	OMAM funds net gains (losses):	—	—	1.1	—	—	—
Net change in unrealized appreciation:
Forward foreign currency exchange contracts	OMAM funds net gains (losses):	0.1	—	—	(4.9)	0.4	—
Interest rate contracts	OMAM funds net gains (losses):	0.4	—	—	—	—	—
Futures contracts	OMAM funds net gains (losses):	—	—	0.4	—	—	—
Other derivatives	OMAM funds net gains (losses):	—	—	0.6	—	—	—

Total		$0.6	$(0.7)	$2.6	$(6.7)	$1.3	$—

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

22) Discontinued Operations and Restructuring

Discontinued operations

        The Company's gain (loss) from discontinued operations was comprised of the following at December 31 (in millions, except for per share data):

	2014	2013	2012
Revenues	$38.0	$84.8	$137.6
Compensation expense	30.9	50.7	102.1
Depreciation	0.2	0.5	1.7
Other operating expenses	9.8	16.2	37.6
Amortization and impairment of goodwill & intangibles	—	0.1	32.7

Operating income (loss)	(2.9)	17.3	(36.5)
Investment gain (loss) of consolidated Funds	2.8	(9.4)	6.0
Net interest income (expense)	0.1	—	(0.2)

Income (loss) before taxes	0.0	7.9	(30.7)
Income taxes	1.1	5.2	(3.7)

Discontinued net income (loss)	(1.1)	2.7	(27.0)
Gain (loss) on disposal, net of tax of $(1.5), $2.3, and $(7.7)	2.3	(2.1)	10.8

Total discontinued operations	1.2	0.6	(16.2)
Attributable to non-controlling interests	4.7	(5.8)	4.9

Attributable to controlling interests	$(3.5)	$6.4	$(21.1)

Pro forma earnings (loss) per share (basic and diluted) attributable to controlling interests	$(0.03)	$0.05	$(0.18)

        In the second quarter of 2014, the Company transferred the operations of Rogge Global Partners plc to the Company's Parent and has accordingly presented its results within discontinued operations for historical periods.

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

        During 2012, the Company sold its interest in Dwight Asset Management to Goldman Sachs Asset Management, and completed management buy-out transactions with the key employees of Analytic Investors, Ashfield Capital Partners, Larch Lane Advisors, 300 North Capital and 2100 Xenon. The Company also sold its advisory mandates on several Old Mutual Capital mutual funds to Touchstone Investments during 2012, subsequently shutting down the Old Mutual Capital business. At the date the assets attributable to these discontinued operations became held for sale, their carrying amount was assessed for impairment by comparison to their fair value, less costs to sell. This assessment resulted in the recognition of an impairment charge of $25.2 million. The sale proceeds recognized from these transactions, in addition to contingent earn-out revenue from disposals completed in prior periods, net

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

22) Discontinued Operations and Restructuring (Continued)

of disposal costs incurred and post-closing funding commitments exceeded the fair value of assets and liabilities disposed of at closing by $18.5 million, resulting in a net gain on disposal.

  Restructuring costs

        During 2012, the Company commenced the process of closing its corporate trustee entity, Old Mutual Asset Management Trust Company, and moving to an outsourced provider for its ongoing corporate trustee activities. This decision was taken so as to more efficiently support the Company's private fund and collective vehicle offerings in the future. As a result, severance costs of $0.3 million were incurred during 2012, which have been included within compensation and benefits in the Consolidated Statement of Operations.

        Liabilities associated with discontinued operations and restructuring are summarized as follows as of December 31 (in millions):

	2014	2013
Beginning balance at January 1	$8.6	$11.1
Abandoned lease liability principle payments	(0.4)	(0.7)
Accrual of wind-up costs in relation to discontinued operation	0.3	2.8
Payment of wind-up costs in relation to discontinued operation	(2.6)	(0.2)
Adjustment to sub-lease arrangement on abandoned lease	1.2	0.6
Drawdowns on committed funding	(1.5)	(5.0)

Ending balance at December 31	$5.6	$8.6

        No additional costs are expected to be incurred in connection with discontinued operations or restructuring for the events described above.

23) Segment Information

        The Company operates one business segment that provides investment management services and products to predominantly institutional clients. The primary measure used by the CODM in measuring performance and allocating resources is Economic Net Income ("ENI").

        The Company uses ENI to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. These ENI adjustments include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP. Adjustments in the calculation of ENI made to U.S. GAAP results include, but are not limited to, the following:

        The Company re-categorizes certain line items on the income statement to reflect the following:

  •
  It excludes the effect of Fund consolidation by removing the portion of Fund revenues, expenses and investment return which is not attributable to our shareholders;

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

23) Segment Information (Continued)

  •
  It includes within management fee revenue any fees paid to Affiliates by consolidated Funds, which are viewed as investment income under U.S. GAAP;

  •
  It includes the Company's share of earnings from equity-accounted Affiliates within other income, rather than investment income;

  •
  It treats sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits;

  •
  It identifies separately, the fixed and variable components of compensation and benefits expense; and

  •
  It identifies separately as Affiliate distributions the component of U.S. GAAP compensation that represents earnings shared with Affiliate key employee equity and profit-interest holders.

        The Company has made the following adjustments to reflect the Reorganization which took place at the time of the Offering:

  i.
  It excludes notional corporate cost allocations which are non-cash expenses that no longer recur following the Offering.

  ii.
  It excludes interest expense historically paid to the Parent, as the related debt was restructured in connection with the Offering and the intercompany interest will be eliminated from the consolidated results of the Company going forward.

  iii.
  It excludes historic mark-to-market co-investment gains and losses, because these investments and ongoing returns thereon have been allocated to our Parent in connection with the Offering.

  iv.
  It excludes costs related to the Company's initial preparations for an initial public offering which were expensed in prior periods.

        The Company also makes the following adjustments to U.S. GAAP results to more closely reflect the economic results of the Company:

  v.
  The Company excludes non-cash expenses representing changes in the value of Affiliate equity and profit-interests held by Affiliate key employees. These interests may in certain circumstances be repurchased by OMAM at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on the Company's balance sheet as a liability. Non-cash movements in the value of this liability are treated as compensation expense under U.S. GAAP. However, any equity or profit-interests repurchased by OMAM can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. The Company's Affiliate equity and profit-interest plans have been designed to ensure OMAM is never required to repurchase more equity than the Company can reasonably recycle through variable compensation awards in any given twelve month period. OMAM may also choose to retain repurchased Affiliate equity or profit-interests, entitling it to an additional share of future Affiliate earnings that represents an unrecognized economic asset to the Company. The value of this unrecognized asset offsets the value of the U.S. GAAP liability.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

23) Segment Information (Continued)

  vi.
  The Company excludes non-cash amortization or impairment expenses related to acquired goodwill and other intangibles as these are non-cash charges that do not result in an outflow of tangible economic benefits from the business.

  vii.
  The Company excludes the results of discontinued operations attributable to controlling interests since they are not part of the Company's ongoing business, and restructuring costs incurred in continuing operations which represent an exit from a distinct product or line of business.

  viii.
  The Company excludes deferred tax resulting from changes in tax law and expiration of statutes, adjustments for uncertain tax positions, deferred tax attributable to intangible assets and other unusual items not related to current operating results to reflect ENI tax normalization.

        The Company also adjusts its income tax expense to reflect any tax impact of its ENI adjustments.

        Economic Net Income is comprised of the following for each of the years ended December 31 (in millions):

	2014	2013	2012
Management fees	$589.9	$499.8	$420.9
Performance fees	34.3	18.1	14.1
Other income, including equity-accounted subsidiaries	11.2	9.6	15.8

Total ENI Revenue	635.4	527.5	450.8
Fixed compensation & benefits	120.2	111.4	104.0
General and administrative expenses	94.6	76.5	71.1
Depreciation and amortization	6.1	4.9	5.7

Total ENI Operating expenses	220.9	192.8	180.8

Earnings before variable compensation	414.5	334.7	270.0
Variable compensation	169.8	153.8	121.0

Earnings after variable compensation	244.7	180.9	149.0
Affiliate key employee distributions	40.1	28.4	19.1

Earnings after Affiliate key employee distributions	204.6	152.5	129.9
Net interest income	(0.5)	0.5	1.4

Pre-tax economic net income	204.1	153.0	131.3
Tax on economic net income	52.8	30.1	19.0

Economic net income	$151.3	$122.9	$112.3

ENI operating margin before Affiliate key employee distributions*	39%	34%	33%

ENI operating margin after Affiliate key employee distributions**	32%	29%	29%

*
ENI operating margin before Affiliate key employee distributions is calculated based on earnings after variable compensation divided by ENI Revenue.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

23) Segment Information (Continued)

**
ENI operating margin after Affiliate key employee distributions is calculated based on earnings after key employee distributions divided by ENI Revenue.

        The following table reconciles Economic Net Income to U.S. GAAP net income (loss) attributable to controlling interests for the years ended December 31 (in millions):

		2014	2013	2012
GAAP net income (loss) attributable to controlling interests		$51.7	$25.7	$3.0
Adjustments related to restructuring and reorganization actions undertaken in connection with this offering:
i	Non-cash notional parent corporate cost allocation	3.4	3.3	2.8
ii	Intercompany interest expense	49.8	72.2	84.0
iii	Co-investment (gain)	(2.6)	(3.0)	(1.2)
iv	Initial public offering costs	—	—	0.4
Adjustments to reflect the economic earnings of our Company:
v	Non-cash key employee-owned equity and profit-interest revaluations(1)	83.0	47.7	16.2
vi	Amortization and impairment of goodwill and acquired intangible assets	0.1	0.1	1.8
vii	Discontinued operations attributable to controlling interests and Restructuring	5.8	(6.3)	21.0
viii	ENI tax normalization	(6.7)	1.2	(9.0)
Tax effect of above adjustments		(33.2)	(18.0)	(6.7)

Economic net income after taxes		$151.3	$122.9	$112.3

(1)
2014 amount includes $31.6 million related to the purchase of additional ownership interests in an Affiliate. Please see the Company's Prospectus for additional information regarding this transaction which was completed on October 9, 2014.

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

23) Segment Information (Continued)

        Other segmental information is provided as follows for the years ended December 31, (in millions):

	2014	2013	2012
Revenue included within economic net income(1)	$635.4	$527.5	$450.8
Exclude investment return on equity-accounted affiliates	(9.6)	(7.7)	(15.3)
Additional Revenue from consolidated Funds	430.5	408.8	268.0

U.S. GAAP Revenue	$1,056.3	$928.6	$703.5

(1)
Sourced entirely from operations in the United States

	2014	2013
Total assets domiciled in the United Kingdom	$—	$51.8
Total assets domiciled in the United States	993.2	962.6

Total assets, excluding impact of consolidated Funds	$993.2	$1,014.4

24) Selected Quarterly Financial Data

        The following is a summary of the quarterly results of operations of the Company for the years ended December 31, ($ in millions, unless otherwise noted):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$269.4	$260.4	$260.0	$266.5
Operating income (loss)	5.6	(45.5)	(18.2)	(9.1)
Income (loss) from continuing operations before income taxes	8.4	(44.1)	(15.7)	19.2
Net income (loss)	4.1	(55.6)	(8.4)	16.1
Net income (loss) attributable to controlling interests	10.3	8.8	(1.7)	34.3
Basic and fully diluted earnings per share ($)	$0.08	$0.08	$(0.01)	$0.28
Basic and fully diluted shares outstanding (in millions)*	120.0	120.0	120.0	120.0

OM Asset Management plc

Notes to Consolidated Financial Statements (Continued)

December 31, 2014 and 2013

24) Selected Quarterly Financial Data (Continued)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$223.6	$247.0	$209.7	$248.3
Operating loss	(13.8)	(51.4)	(5.2)	(29.1)
Loss from continuing operations before income taxes	(11.6)	(56.2)	(2.2)	(13.8)
Net loss	(11.3)	(70.0)	(5.1)	(10.1)
Net income attributable to controlling interests	6.2	5.5	6.9	7.1
Basic and fully diluted earnings per share ($)	$0.05	$0.04	$0.06	$0.06
Basic and fully diluted shares outstanding (in millions)*	120.0	120.0	120.0	120.0

*
Reflects pro forma shares outstanding in prior periods

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders.

Item 11.    Executive Compensation.

        The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders.

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders.

 PART IV

Item 15.    Exhibits, Financial Statements Schedules.

(1)
Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.

(2)
Financial Statement Schedules: None

(3)
Exhibits:

Exhibit No.	Description
3.1	Memorandum of Association, incorporated herein by reference to Exhibit 3.1 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

3.2	Articles of Association, incorporated herein by reference to Exhibit 3.2 to Registration Statement No. 333-197106 on Form S-1 filed on September 10, 2014.

4.1	Specimen Ordinary Share Certificate, incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.1	Revolving Credit Agreement, dated October 15, 2014, by and among OM Asset Management plc, certain lenders, and Citibank N.A., as administrative agent, with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and joint lead arrangers, incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed on October 20, 2014.

10.2	Employment Agreement with Peter L. Bain, incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.3	Employment Agreement with Linda T. Gibson, incorporated herein by reference to Exhibit 10.3 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.4	OM Asset Management plc Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.5	Seed Capital Management Agreement, dated October 8, 2014, by and among Old Mutual (US) Holdings Inc., Old Mutual plc and certain of its affiliates, Millpencil Limited, Millpencil (US) LP, and MPL (UK) Limited, incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 20, 2014.

10.6	Co-Investment Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2014.

10.7	Intellectual Property License Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and Old Mutual Life Assurance Company (South Africa) Ltd., incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 20, 2014.

10.8	Deferred Tax Asset Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 20, 2014.

Exhibit No.	Description
10.9	Registration Rights Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 20, 2014.

10.10	Shareholder Agreement, dated October 8, 2014, by and between OM Asset Management plc and Old Mutual plc, incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed on October 20, 2014.

10.11	Form of Deed of Indemnity for Directors, incorporated herein by reference to Exhibit 10.11 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.12	Limited Liability Company Agreement of Barrow, Hanley, Mewhinney & Strauss, LLC, effective January 12, 2010, incorporated herein by reference to Exhibit 10.12 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.13	Fifth Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective August 14, 2014, incorporated herein by reference to Exhibit 10.13 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.14	OM Asset Management plc Non-Employee Directors' Equity Incentive Plan, incorporated herein by reference to Exhibit 10.14 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.15	Form of Management Registration Rights Agreement, incorporated herein by reference to Exhibit 10.15 to Registration Statement No. 333-197106 on Form S-1 filed on September 10, 2014.

10.16	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.17 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.17	Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.16 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.19	Form of Restricted Stock Unit Award Agreement for Canadian Employees, incorporated herein by reference to Exhibit 10.19 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.20	Form of Restricted Stock Unit Award Agreement for Hong Kong Employees, incorporated herein by reference to Exhibit 10.20 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.21	Form of Restricted Stock Unit Award Agreement for U.K. Employees, incorporated herein by reference to Exhibit 10.21 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.22	Form of Deed poll Instrument, incorporated herein by reference to Exhibit 10.22 to Registration Statement No. 333-197106 on Form S-1 filed on October 6, 2014.

Exhibit No.		Description
10.23	*	First Amendment to the Seed Capital Management Agreement, dated December 31, 2014, by and among Old Mutual (US) Holdings Inc., together with its successors; Old Mutual plc and certain of its affiliates, Millpencil Limited, Millpencil (US) LP, and MLP (UK) Limited.

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company's Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Company's Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) the Condensed Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Filed herewith

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OM Asset Management plc
Dated: March 30, 2015
	By:	/s/ PETER L. BAIN
		Name:	Peter L. Bain
		Title:	President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ STEPHEN H. BELGRAD
		Name:	Stephen H. Belgrad
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JULIAN V. F. ROBERTS Julian V. F. Roberts	Chairman of the Board	March 30, 2015
/s/ PETER L. BAIN Peter L. Bain	President, Chief Executive Officer , and Director	March 30, 2015
/s/ IAN D. GLADMAN Ian D. Gladman	Director	March 30, 2015
/s/ KYLE PRECHTL LEGG Kyle Prechtl Legg	Director	March 30, 2015
/s/ JAMES J. RITCHIE James J. Ritchie	Director	March 30, 2015

Signature	Title	Date

/s/ JOHN D. ROGERS John D. Rogers	Director	March 30, 2015
/s/ DONALD J. SCHNEIDER Donald J. Schneider	Director	March 30, 2015

QuickLinks

PART I
  Item 1. Business.
2014 weighted fee rate on average AUM* (in basis points)
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Mine Safety Disclosures.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Illustrative Structure: Profit-Sharing Economics
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
OM Asset Management plc Consolidated Balance Sheets (in millions)
OM Asset Management plc Consolidated Statements of Operations (in millions except for per share data)
OM Asset Management plc Consolidated Statements of Comprehensive Income (in millions)
OM Asset Management plc Consolidated Statements of Cash Flows (in millions)
OM Asset Management plc Notes to Consolidated Financial Statements December 31, 2014 and 2013
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statements Schedules.
SIGNATURES