Form 10-Q
period 2015-06-30
OM Asset Management plc
filed 2015-08-14
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of August 12, 2015 was 120,536,829.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OM Asset Management plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$178.3	$175.6
Investment advisory fees receivable	146.9	161.1
Property and equipment, net	27.4	24.1
Investments (includes balances reported at fair value of $100.8 and $94.2)	158.1	149.3
Acquired intangibles, net	1.0	1.0
Goodwill	126.5	126.5
Other assets	18.1	21.3
Deferred tax assets	323.0	330.3
Assets of consolidated Funds:
Cash and cash equivalents	—	93.0
Restricted cash in Timber Funds	—	2,487.7
Investments, at fair value	—	60.6
Timber assets	—	4,053.2
Other assets	—	89.2
Total assets	$979.3	$7,772.9
Liabilities and shareholders' equity
Accounts payable and accrued expenses	$38.8	$39.5
Accrued incentive compensation	107.0	132.1
Other amounts due to related parties	263.2	289.9
Long-term compensation liabilities	247.9	228.3
Accrued income taxes	63.5	47.0
Notes payable to related parties	—	37.0
Third party borrowings	145.0	177.0
Other liabilities	7.8	5.9
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	—	66.9
Long term debt	—	3,777.2
Related party debt	—	318.7
Securities sold, not yet purchased, at fair value	—	16.4
Other liabilities	—	79.6
Total liabilities	873.2	5,215.5
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	—	61.9
Equity:
Ordinary shares (nominal value $0.001; issued and outstanding 120,536,829 and 120,000,000 shares)	0.1	0.1
Shareholders' equity	101.1	31.1
Other comprehensive income	4.9	5.3
Non-controlling interests in consolidated Funds	—	2,459.0
Total equity and redeemable non-controlling interests in consolidated Funds	106.1	2,557.4
Total liabilities and equity	$979.3	$7,772.9

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Management fees	$164.9	$142.6	$321.8	$275.4
Performance fees	48.6	2.0	52.2	2.4
Other revenue	—	0.1	0.1	0.3
Consolidated Funds’ revenue:
Revenue from timber	—	109.2	—	239.4
Other revenue	—	6.4	—	12.2
Total revenue	213.5	260.3	374.1	529.7
Operating expenses:
Compensation and benefits	126.0	92.9	220.8	181.3
General and administrative expense	22.9	20.2	42.7	37.1
Amortization of acquired intangibles	0.1	0.1	0.1	0.1
Depreciation and amortization	1.6	1.5	3.2	2.9
Consolidated Funds’ expense:
Interest and dividend expense	—	34.4	—	67.2
Timber expense	—	66.4	—	144.9
Other expense	—	90.4	—	136.2
Total operating expenses	150.6	305.9	266.8	569.7
Operating income (loss)	62.9	(45.6)	107.3	(40.0)
Non-operating income and (expense):
Investment income	2.4	2.8	5.1	5.9
Interest income	0.1	—	0.1	0.1
Interest expense	(0.7)	(16.8)	(1.6)	(33.2)
Net consolidated Funds' gains	—	15.5	—	31.5
Total non-operating income	1.8	1.5	3.6	4.3
Income (loss) from continuing operations before taxes	64.7	(44.1)	110.9	(35.7)
Income tax expense	16.0	8.2	28.2	16.2
Income (loss) from continuing operations	48.7	(52.3)	82.7	(51.9)
Loss from discontinued operations, net of tax	—	(5.6)	—	(2.0)
Gain on disposal of discontinued operations, net of tax	0.7	2.3	0.9	2.4
Net income (loss)	49.4	(55.6)	83.6	(51.5)
Net loss attributable to non-controlling interests in consolidated Funds	—	(64.4)	—	(70.6)
Net income attributable to controlling interests	$49.4	$8.8	$83.6	$19.1

Earnings per share (basic) attributable to controlling interests	$0.41	$0.07	$0.69	$0.16
Earnings per share (diluted) attributable to controlling interests	0.41	0.07	0.69	0.16
Continuing operations earnings per share (basic) attributable to controlling interests	0.40	0.10	0.68	0.20
Continuing operations earnings per share (diluted) attributable to controlling interests	0.40	0.10	0.68	0.20
Weighted average ordinary shares outstanding	120.0	120.0	120.0	120.0
Weighted average diluted ordinary shares outstanding	120.5	120.0	120.5	120.0
See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$49.4	$(55.6)	$83.6	$(51.5)
Foreign currency translation adjustment	(0.1)	(1.8)	(0.4)	2.9
Total other comprehensive income (loss)	49.3	(57.4)	83.2	(48.6)
Comprehensive loss attributable to non-controlling interests in consolidated Funds	—	(68.2)	—	(70.5)
Total comprehensive income attributable to controlling interests	$49.3	$10.8	$83.2	$21.9

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2015 and 2014
(in millions, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders' equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2013	—	$—	$(449.8)	$3.0	(446.8)	$0.1	$2,579.3	$2,132.6	$403.3	2,535.9
Transfer of subsidiary to Parent	—	—	(15.6)	1.6	(14.0)	—	—	(14.0)	(327.4)	(341.4)
Tax on gain from transfer of subsidiary to Parent	—	—	(3.7)	—	(3.7)	—	—	(3.7)	—	(3.7)
Capital redemptions	—	—	—	—	—	(3.7)	(25.7)	(29.4)	(14.0)	(43.4)
Equity-based compensation	—	—	3.1	—	3.1	—	—	3.1	—	3.1
Transfer of IPO share award	—	—	1.8		1.8	—	—	1.8	—	1.8
Foreign currency translation adjustment	—	—	—	2.8	2.8	—	0.1	2.9	—	2.9
Parent company corporate cost allocation	—	—	1.6	—	1.6	—	—	1.6	—	1.6
Net de-consolidation of Funds	—	—	—	—	—	—	—	—	(18.4)	(18.4)
Net income (loss)	—	—	19.1	—	19.1	—	(76.8)	(57.7)	6.2	(51.5)
June 30, 2014	—	$—	$(443.5)	$7.4	$(436.1)	$(3.6)	$2,476.9	$2,037.2	$49.7	$2,086.9

December 31, 2014	120.0	$0.1	$31.1	$5.3	$36.5	$—	$2,459.0	$2,495.5	$61.9	2,557.4
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—	—
Capital redemptions	—	—	(0.9)	—	(0.9)	—	—	(0.9)	—	(0.9)
Equity-based compensation	—	—	6.6	—	6.6	—	—	6.6	—	6.6
Foreign currency translation adjustment	—	—	—	(0.4)	(0.4)	—	—	(0.4)	—	(0.4)
Net de-consolidation of Funds	—	—	—	—	—	—	(2,459.0)	(2,459.0)	(61.9)	(2,520.9)
Distribution to shareholders	—	—	(4.2)	—	(4.2)	—	—	(4.2)	—	(4.2)
Distribution to related parties	—	—	(15.1)	—	(15.1)	—	—	(15.1)	—	(15.1)
Net income	—	—	83.6	—	83.6	—	—	83.6	—	83.6
June 30, 2015	120.5	$0.1	$101.1	$4.9	$106.1	$—	$—	$106.1	$—	$106.1

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$83.6	$(51.5)
Less: Net loss attributable to non-controlling interests in consolidated Funds	—	70.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Net (income) loss from discontinued operations, excluding consolidated Funds	(0.9)	(0.4)
Amortization of acquired intangibles	0.1	0.1
Depreciation and other amortization	3.2	2.9
(Gain) loss on disposal of property and equipment	0.1	—
Amortization and revaluation of non-cash compensation awards	23.1	28.5
Parent company corporate cost allocation	—	1.6
Net earnings from Affiliates accounted for using the equity method	(5.1)	(3.8)
Distributions received from equity method Affiliates	1.5	1.5
Deferred income taxes	6.4	17.7
(Gains) losses on other investments	—	(2.1)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from related parties	17.8	(9.3)
(Increase) decrease in other receivables, prepayments, deposits and other assets	2.3	(7.3)
Increase (decrease) in accrued incentive compensation, other amounts due to related parties and other liabilities	(15.2)	(47.8)
Increase (decrease) in accounts payable and accruals and accrued income taxes	14.8	(14.2)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	131.7	(13.5)
Net loss attributable to non-controlling interests in consolidated Funds	—	(70.6)
Adjustments to reconcile net loss attributable to non-controlling interests in consolidated Funds to net cash provided by (used in) operating activities from continuing operations of consolidated Funds:

(Gains) losses on other investments	—	(124.2)
(Increase) decrease in receivables other assets	—	142.3
Increase (decrease) in accounts payable and other liabilities	—	47.6
Net cash flows from operating activities of continuing operations of consolidated Funds	—	(4.9)
Net cash flows from operating activities of continuing operations	131.7	(18.4)
Net cash flows from operating activities of discontinued operations	0.9	0.5
Total net cash flows from operating activities	132.6	(17.9)
Cash flows from investing activities:
Purchase of fixed assets, excluding discontinued operations	(5.9)	(2.9)
Contingent payments for affiliate equity	—	(11.0)
Purchases of investment securities	(11.2)	(7.0)
Sales of investment securities	6.0	18.0
Cash flows from investing activities of consolidated Funds:
Purchase of investments	—	(45.9)
Redemption of investments	—	111.2
De-consolidation of Funds	(93.0)	—
Net cash flows from investing activities of continuing operations	(104.1)	62.4
Net cash flows from investing activities of discontinued operations	—	(26.5)
Total net cash flows from investing activities	(104.1)	35.9

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Repayment of third party borrowings	(32.0)	—
Repayment of related party borrowings	(37.0)	(37.1)
Capital redeemed to non-controlling interests	—	(3.7)
Payment to Parent for deferred tax arrangement	(27.2)	—
Payment to Parent for co-investment redemptions	(3.5)	—
Dividends paid to shareholders	(4.1)	—
Dividends paid to related parties	(15.1)	—
Cash flows from financing activities of consolidated Funds:
Deposits of restricted cash	—	31.6
Proceeds from debt raised	—	2.5
Redeemable non-controlling interest capital raised	—	1.0
Redeemable non-controlling interest capital redeemed	—	(29.9)
Distributions to redeemable non-controlling interests	—	(42.7)
Net cash flows from financing activities of continuing operations	(118.9)	(78.3)
Net cash flows from financing activities of discontinued operations	—	(1.2)
Total net cash flows from financing activities	(118.9)	(79.5)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	0.1
Net decrease in cash and cash equivalents	(90.3)	(61.4)
Cash and cash equivalents at beginning of period	268.6	282.2
Cash and cash equivalents at end of period	$178.3	$220.8

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$2.2	$62.4
Income taxes paid	5.4	2.5
De-consolidation of Funds	(2,520.9)	(18.4)
Non-cash capital contribution to Parent	(0.1)	15.6

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

8.
OMAM declared a $175.0 million pre-Offering dividend to OMGUK. OMAM also issued a non-interest bearing promissory note to OMGUK in the principal amount of $37.0 million which was fully repaid by June 30, 2015.

9.
OMAM entered into arrangements with OMGUK for the payment of future realizable benefits (estimated to total $225.0 million at June 30, 2015) associated with certain deferred tax assets existing as of the date of the Offering, as well as co-investments (with both a carrying value and fair value of $31.7 million at June 30, 2015) made by the Company in real-estate and timber strategies of its Affiliates. In accordance with the deferred tax asset arrangement, in December 2014, OMAM began to make quarterly payments to OMGUK.  In the fourth quarter of 2014, OMAM adjusted the balance of the liability to reflect the impact of the 2013 income tax return and also reduced the liability as of the Offering date to reflect a revised estimate of the future realizable benefits as of the Offering date. The liability will again be adjusted in the fourth quarter of 2015 to reflect the impact of the 2014 income tax return through October 8, 2014.

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

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:

Basis of presentation

These unaudited Condensed Consolidated Financial Statements reflect the historical balance sheets; statements of operations and of comprehensive income; statements of changes in shareholders’ equity; and statements of cash flows of the Company.  On October 15, 2014, the Company completed the Offering by its Parent of 22,000,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended.  Additionally, the underwriters in the Offering exercised a portion of their overallotment option and purchased an additional 2,231,375 shares of the Company from the Parent.  On June 22, 2015, the Company completed a secondary public offering by its Parent of 13,300,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,995,000 shares of the Company from the Parent.  Within these Condensed Consolidated Financial Statements, entities that are part of the Parent’s consolidated results, but are not part of OMAM, as defined above, are referred to as “related parties.” These historical Condensed Consolidated Financial Statements prepared prior to the Offering use the Parent’s historical basis in determining the assets and liabilities and the results of the Company. The financial information included herein may not reflect the consolidated financial position, operating results, changes in the Parent’s equity investment and cash flows of the Company in the future, and does not reflect what they would have been had the Company been a separate, stand-alone entity during the periods presented.

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

The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and the Parent are included in the Condensed Consolidated Financial Statements, however material intercompany balances and transactions among the Company, its consolidated Affiliates and consolidated Funds (as defined below) are eliminated in consolidation.

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

New accounting policies

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 rescinds the deferral of the consolidation rules under Financial Accounting Standard 167, "Amendments to FASB Interpretation No. 46(R)," ("FAS 167") granted under ASU 2010-10, "Amendments for Certain Investment Funds" and will require all legal entities to be reevaluated under the revised consolidation model. The revised consolidation model provides updates when evaluating i) limited partnerships and similar entities currently under the voting interest model, ii) decision maker or service provider fees as a variable interest, iii) fee arrangements in the primary beneficiary determination, iv) related parties in the primary beneficiary determination, and v) certain investment funds. The amendments are intended to simplify the current consolidation model and reduce the number of consolidated entities by placing more emphasis on the risk of loss when determining a controlling financial interest. The amended guidance is effective for public entities for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company elected to implement ASU 2015-02 using the modified retrospective method, which resulted in an effective date of adoption of January 1, 2015 and did not require the restatement of prior period results.

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

Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, its Affiliates, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s primary beneficiary who consolidates such entity. As of June 30, 2015, there were no Funds which required consolidation pursuant to ASU 2015-02.

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

3) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Total value, June 30, 2015
Assets of OMAM(1)
Investment securities(2)	$66.4	$—	$—	$66.4
Investments in unconsolidated Funds(3)	—	—	34.4	34.4
Total fair value assets	$66.4	$—	$34.4	$100.8

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

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company’s Affiliates. $0.0 million in assets and $0.0 million in liabilities at June 30, 2015 and $60.6 million in assets and $(16.4) million in liabilities at December 31, 2014 are the result of the consolidation of Funds sponsored by the Company’s Affiliates.

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

(2)
Investment securities of $66.4 million and $59.7 million at June 30, 2015 and December 31, 2014, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(3)
The $34.4 million and $34.5 million at June 30, 2015 and December 31, 2014, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates. The Company has classified investments in unconsolidated Funds as Level III given the nature of redemption restrictions that are in place. These unconsolidated Funds consist primarily of real estate investments funds. These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately 1-8 years from June 30, 2015. The valuation process for the underlying real estate investments held by the real estate investments funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.

The following table presents changes in Level III assets and liabilities, comprised of significant unobservable inputs, for the six months ended June 30, 2015:

	Investments in unconsolidated Funds,
	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Beginning of period balance,	$31.2	$43.2	$34.5	$43.1
Realized gain (loss)	0.2	0.7	(1.2)	1.0
Net change in unrealized appreciation (depreciation)	1.1	(0.3)	(0.8)	0.2
Purchases, issuances or settlements	2.3	—	2.8	—
Dispositions	(0.4)	(1.3)	(0.9)	(2.0)
Balance, June 30,	$34.4	$42.3	$34.4	$42.3

Gains recorded on the Company’s Condensed Consolidated Statements of Operations related to the above Level III changes were $1.3 million for the three months ended June 30, 2015 and $0.4 million for the three months ended June 30, 2014. Gains (losses) recorded on the Company’s Condensed Consolidated Statements of Operations related to the above Level III changes were $(2.0) million for the six months ended June 30, 2015 and $1.2 million for the six months ended June 30, 2014. There were no significant transfers of financial assets or liabilities among Levels I, II or III during the six months ended June 30, 2015 or 2014.

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

The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	June 30, 2015	December 31, 2014
Assets
Investments, at fair value	$—	$5.9
Restricted cash	—	2,487.7
Timber assets	—	4,053.2
Other assets of consolidated Funds	—	165.0
Total Assets	$—	$6,711.8
Liabilities
Borrowings	$—	$4,095.9
Other liabilities of consolidated Funds	—	150.8
Total Liabilities	$—	$4,246.7

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

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2015	December 31, 2014
Unconsolidated VIE assets	$7,429.2	$9,993.5
Unconsolidated VIE liabilities	$4,201.9	$1,515.0
Equity interests on the Consolidated Balance Sheet	$52.4	$75.3
Maximum risk of loss (1)	$57.5	$75.5

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

5)  Equity-Accounted Investees

The following tables present summarized financial information for Affiliates and Funds accounted for under the equity method (in millions):

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Statements of Income	Heitman LLC	Other	Total	Heitman LLC	Other	Total
Net revenues (1)	$60.9	$130.2	$191.1	$116.4	$38.7	$155.1
Operating income	9.9	66.8	76.7	27.5	17.7	45.2
Other income (expense), net	—	32.1	32.1	59.2	(1.6)	57.6
Income before income taxes	9.9	98.9	108.8	86.7	16.1	102.8
Less income tax expense	0.5	1.5	2.0	0.7	0.1	0.8
Exclude: noncontrolling interests income	—	96.2	96.2	80.4	15.0	95.4
Net income attributable to controlling interests	$9.4	$1.2	$10.6	$5.6	$1.0	$6.6
OMAM equity in net income of equity method investees	$3.8	$1.3	$5.1	$4.0	$1.0	$5.0

	As of June 30, 2015			As of December 31, 2014
Balance Sheet	Heitman LLC	Other	Total	Heitman LLC	Other	Total
Total assets	53.5	2,606.2	2,659.7	1,647.1	1,319.9	2,967.0
Total liabilities	26.5	976.3	1,002.8	581.1	552.8	1,133.9
Non-controlling interests in subsidiaries	—	1,594.4	1,594.4	1,014.4	756.9	1,771.3
Members’ equity	$27.0	$35.5	$62.5	$51.6	$10.2	$61.8
OMAM equity investment and undistributed earnings of affiliated companies, before consolidating and reconciling adjustments	$22.6	$35.5	$58.1	$44.7	$10.2	$54.9
Consolidating and reconciling adjustments:
Goodwill attributable to equity method investment	29.8	—	29.8	30.6	—	30.6
OMAM Investment in equity method investees at cost plus equity in undistributable earnings since acquisition	$52.4	$35.5	$87.9	$75.3	$10.2	$85.5

(1)	Net revenue includes advisory fees for asset management services and investment income, including interest and dividends from consolidated investment partnerships.

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

6)  Timber and Timberlands

Timber and timberlands consisted of the following (in millions):

USD, in millions	6/30/2015	12/31/2014
Total timber and timberlands, at cost	$—	$4,920.1
Accumulated depletion on timber	—	(866.0)
Accumulated amortization	—	(0.9)
Timber and timberlands, net	$—	$4,053.2

On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated its Timber Funds.

7)  Related Party Transactions

The Company’s Parent provides the Company with various oversight services, including governance, which includes compensation for Old Mutual plc board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. That portion of the above costs which (i) are directly attributable to the Company, (ii) have been charged to the Company by the Parent and (iii) have been paid to the Parent by the Company, have been recorded in the Company's unaudited Condensed Consolidated Financial Statements. In the three months ended June 30, 2015 and 2014, $1.0 million and $1.6 million, respectively, of these costs incurred have been expensed by the Company. These charges are periodically settled in cash.

As part of its profit-interests plan, an Affiliate made tax payments in 2014 on behalf of its employees who became vested in profit interests of the Affiliate. Payments totaling $5.3 million were repaid by the employees of the Affiliate in the six months ended June 30, 2015.

During 2014, the Company entered into a seed capital management agreement, a co-investment deed, a deferred tax asset deed and a shareholder agreement with the Parent and/or the Parent’s subsidiaries. Additionally, in connection with the Reorganization, on September 29, 2014 the Company entered into loan note two, a non-interest bearing loan in the amount of $37.0 million, with the Parent. Loan note two was paid off in full as of June 30, 2015. Amounts owed to the Parent associated with the deferred tax asset deed were $225.0 million at June 30, 2015. Amounts owed to the Parent associated with the co-investment deed were $36.5 million at June 30, 2015, net of tax.

8)  Borrowings and Debt

The Company’s long term debt at June 30, 2015 and December 31, 2014, excluding the long term debt of the Company’s consolidated Funds, was comprised of the following (in millions):

(in millions)	6/30/2015	12/31/2014	Interest rate	Maturity
Third party obligations:
Revolving credit facility	145.0	177.0	LIBOR + 1.25% plus 0.20% commitment fee	October 15, 2019
Related party obligations:
Loan note two	—	37.0	—	September 29, 2024
Total long term debt of the Company	$145.0	$214.0

The fair value of borrowings approximated net cost basis as of June 30, 2015 and December 31, 2014. Fair value was determined based on future cash flows, discounted to present value using current market rates. The inputs are categorized as Level III in the fair value hierarchy. Interest expense incurred amounted to a total of $1.6 million and $33.2 million for the six months ended June 30, 2015 and 2014, respectively. Interest expense in 2014 was attributable to long-term debt owed to the Company's Parent. On September 29, 2014, the Parent made a capital contribution to the Company in the amount of the outstanding principal on a related party credit facility (see Note 1).

On September 29, 2014, the Company entered into loan note one and loan note two with its Parent. Loan note one was issued in the amount of $175.0 million, accrued interest at 3% per annum and was payable in full on its maturity date, September 29, 2015. On October 15, 2014, the Company repaid loan note one upon the closing of its new revolving credit facility. Loan note two was issued in the amount of $37.0 million and did not bear interest. Loan note two had a ten year term and calls for quarterly repayments amounting to the greater of the Company's excess cash, as defined in loan note two, or $1.0 million, whichever was greater. On June 1, 2015, the Company repaid the remaining $36.0 million of the outstanding principal balance.

On October 15, 2014, the Company entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Piece, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the "Credit Facility"). Pursuant to the terms of the Credit Facility, the Company may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. Borrowings under the credit facility will bear interest, at OMAM's option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of the Company's total consolidated indebtedness to Adjusted EBITDA (a "Leverage Ratio") until either Moody's Investor Service, Inc. or Standard & Poor's has assigned an initial rating to the Company's senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or its credit rating, at which time such additional amount will be based on its credit rating or (b) the London interbank offered rate for a period, at the Company's election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on the Company's Leverage Ratio until it has been assigned a credit rating, at which time such additional amount will be based on its credit rating. In addition, the Company will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on its Leverage Ratio until it has been assigned a credit rating, at which time such amount will be based on the Company's credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At June 30, 2015 the outstanding balance of the facility is $145.0 million. An interest rate of LIBOR plus a margin of 1.25% and commitment fee rate of 0.20% is being charged, and the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.6x.

The long term debt of the Company’s consolidated Funds was comprised of the following at June 30, 2015 and December 31, 2014 (in millions):

(in millions)	June 30, 2015	December 31, 2014	Interest rate	Maturity
Related party obligations:
Shareholder loans and note interest	—	318.7	BBSW* + 5.5%	October 2022
Total related party obligations:	—	318.7
Third party obligations:
Term loan A	—	163.0	6% - 6.26%	May 2016
Term loan B	—	261.3	5.93% - LIBOR + 1.61%	October 2016
Senior secured notes	—	860.0	6.19% - 6.38%	December 2019
Secured bank loan	—	109.7	variable	October 2017
Notes payable	—	2,383.2	LIBOR + margin	October 2027
Total third party obligations:	—	3,777.2
Total long term debt of consolidated Funds	$—	$4,095.9

 * BBSW refers to the Australian Bank-Bill Reference Rate

The fair value of borrowings was approximately $3,794.1 million at December 31, 2014. Fair value was determined based on future cash flows, discounted to present value using current market rates. The inputs are categorized as Level III in the fair value hierarchy.

Total interest expense recognized in relation to the above obligations of consolidated Funds during the three months ended June 30, 2015 and 2014 was $0.0 million and $34.3 million, respectively. On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated all Funds that held debt obligations.

The Company was in compliance with the required covenants related to borrowings and debt facilities as of June 30, 2015.

9)  Commitments and Contingencies

Operational commitments

The Company had unfunded commitments to invest up to $32.9 million and $30.0 million in co-investments with an Affiliate as of June 30, 2015 and December 31, 2014, respectively. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2018.

Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.

Litigation

The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Combined and Consolidated financial condition or results of operations of the Company. As of June 30, 2015, there were no accruals for claims, legal proceedings or other contingencies.

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

Foreign tax contingency

The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2015, management of the Company has estimated the potential maximum exposure to be approximately $10 million. However, no accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2015.

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

The calculation of basic and diluted earnings per ordinary share is as follows. Amounts shown reflect pro forma shares outstanding in prior periods (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to controlling interests	$49.4	$8.8	$83.6	$19.1
Less: Total income available to participating unvested securities (1)	0.2	—	0.3	—
Total net income attributable to ordinary shares	$49.2	$8.8	$83.3	$19.1
Denominator:
Weighted-average ordinary shares outstanding—basic	120,000,000	120,000,000	120,000,000	120,000,000
Potential ordinary shares
Restricted Stock Units	470,319	—	460,338	—
Weighted-average ordinary shares outstanding—diluted	120,470,319	120,000,000	120,460,338	120,000,000
Earnings per ordinary share attributable to controlling interests:
Basic	$0.41	$0.07	$0.69	$0.16
Diluted	$0.41	$0.07	$0.69	$0.16

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

11) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income at June 30, 2015 and December 31, 2014 were as follows (in millions), including proportions attributable to non-controlling interests:

	June 30, 2015	December 31, 2014
Foreign currency translation	$3.1	$(20.4)

On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated all Funds that had been consolidated as of December 31, 2014, resulting in the reversal of $23.9 million related to accumulated foreign currency translation of previously consolidated Funds.

12)  Discontinued Operations and Restructuring

Discontinued operations

The Company’s gain (loss) from discontinued operations was comprised of the following at June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues		$17.6	$—	$38.0
Compensation expense	—	16.2	—	31.0
Depreciation	—	0.1	—	0.2
Other operating expenses	—	6.1	—	9.8
Operating loss	—	(4.8)	—	(3.0)
Investment gain of consolidated Funds	—	(0.1)	—	2.8
Net interest income	—	0.2	—	0.2
Income before taxes	—	(4.7)	—	—
Income taxes	—	0.9	—	2.0
Discontinued net income	—	(5.6)	—	(2.0)
Gain on disposal, net of tax of $0.6, $0.0, $0.6, and $0.0	0.7	2.3	0.9	2.4
Total Discontinued Operations	0.7	(3.3)	0.9	0.4
Attributable to non-controlling interests	—	—	—	4.7
Attributable to controlling interests	$0.7	$(3.3)	$0.9	$(4.3)
Earnings (loss) per share (basic) attributable to controlling interests	$0.01	$(0.03)	$0.01	$(0.04)
Earnings (loss) per share (diluted) attributable to controlling interests	$0.01	$(0.03)	0.01	(0.04)

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

The Company recognized a gain on disposal, net of taxes, of $0.7 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively. The Company recognized a gain on disposal, net of taxes, of $0.9 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

Our MD&A is presented in six sections:

•
Overview provides a brief description of our Affiliates as well as our Reorganization, and our Secondary Public Offering, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate and asset class.

•
U.S. GAAP Results of Operations for the Three and Six months Ended June 30, 2015 and 2014 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items for the three and six months ended June 30, 2015 and 2014.

•
Non-GAAP Supplemental Performance Measure includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the three and six months ended June 30, 2015 and 2014.

•
Non-GAAP ENI Results of Operations for the Three and Six months Ended June 30, 2015 and 2014 includes an explanation of changes in our ENI revenue, ENI expense, and ENI other items over the three and six months ended June 30, 2015 and 2014.

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

8.
OMAM declared a $175.0 million pre-Offering dividend to OMGUK. OMAM also issued a non-interest bearing promissory note to OMGUK in the principal amount of $37.0 million which was fully repaid by June 30, 2015.

9.
OMAM entered into arrangements with OMGUK for the payment of future realizable benefits (estimated to total $225.0 million at June 30, 2015) associated with certain deferred tax assets existing as of the date of the Offering, as well as co-investments (with both a carrying value and fair value of $31.7 million at June 30, 2015) made by us in real-estate and timber strategies of our Affiliates.

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

Secondary Public Offering

On June 22, 2015, we completed a secondary public offering by our Parent of 13,300,000 ordinary shares of our Company pursuant to the Securities Act of 1933, as amended.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,995,000 shares of our Company from our Parent.  Following this secondary public offering, our Parent owns 65.8% of our outstanding ordinary shares.

The Economics of Our Business

 Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $60 billion, or 30% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three year basis. Carried interests are features of private equity funds, which are calculated based on long term cumulative returns. In addition, approximately $12 billion of performance fee eligible AUM is managed by our equity-accounted Affiliates. Fees earned on these assets are not reflected as part of ENI or GAAP performance fee revenue.

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

Summary Results of Operations

In the second quarter of 2015, we recorded an extraordinary performance fee of $11.4 million ($0.09 per share), net of associated expenses and taxes. While all performance fees fall within OMAM's definition of economic net income, we believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of our recurring economics. We have therefore presented our economic net income statement of operations with this extraordinary performance fee excluded from revenue and expenses and presented it on a net basis after economic net income before extraordinary performance fee.

The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2015 and 2014:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
U.S. GAAP Basis
Revenue (10)	$213.5	$260.3	$(46.8)	$374.1	$529.7	$(155.6)
Net income from continuing operations attributable to controlling interests (1)	48.7	12.1	36.6	82.7	23.4	59.3
Net income attributable to controlling interests (1)	49.4	8.8	40.6	83.6	19.1	64.5
U.S. GAAP operating margin (2)(10)	29%	(18)%	n/m	29%	(8)%	n/m
Basic earnings per share ($)(9)	$0.41	$0.07	$0.34	$0.69	$0.16	$0.53
Diluted earnings per share ($)(9)	$0.41	$0.07	$0.34	$0.69	$0.16	$0.53
Weighted average basic shares outstanding (in millions) (9)	120.0	120.0	—	120.0	120.0	—
Weighted average diluted shares outstanding (in millions) (9)	120.5	120.0	0.5	120.5	120.0	0.5

Economic Net Income Basis(3)
(Non-GAAP measure used by management)
ENI revenue (6)(12)	$167.8	$150.5	$17.3	$331.1	$292.0	$39.1
Pre-tax economic net income (7)(12)	52.2	48.1	4.1	103.2	91.2	12.0
Economic net income, excluding extraordinary performance fee (12)	38.0	34.1	3.9	75.3	66.6	8.7
ENI diluted EPS, excluding extraordinary performance fee ($)(9)(12)	$0.32	$0.28	$0.04	$0.63	$0.56	$0.07
Adjusted EBITDA, excluding extraordinary performance fee (12)	$54.4	$49.6	$4.8	$107.9	$94.0	$13.9
ENI operating margin before Affiliate key employee distributions (4)(12)	38%	38%	(73) bps	37%	37%	4 bps
ENI operating margin after Affiliate key employee distributions (5)(12)	31%	32%	(49) bps	32%	31%	42 bps
Economic net income (including extraordinary performance fee) (8)	49.4	34.1	15.3	86.7	66.6	20.1
ENI diluted EPS (including extraordinary performance fee) ($) (9)	$0.41	$0.28	$0.13	$0.72	$0.56	$0.16

Other Operational Information
Assets under management (AUM) at period end (in billions)	$226.6	$214.9	$11.7	$226.6	$214.9	$11.7
Net client cash flows (in billions)	0.8	3.6	(2.8)	0.6	2.6	(2.0)
Annualized revenue impact of net flows (in millions) (11)	13.5	18.4	(4.9)	24.8	15.4	9.4

(1)	Net income attributable to controlling interests excludes the results of consolidated Funds.

(2)	U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue.

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

(10)
Amounts in the three and six months ended June 30, 2015 reflect the adoption of ASU 2015-02 resulting in the de-consolidation of certain Funds. Revenue in the three and six months ended June 30, 2014 included $115.6 million and $251.6 million, respectively from Consolidated Funds. See "—Critical Accounting Policies and Estimates."

(11)
Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, including equity-accounted Affiliates.

(12)
Excludes impact of extraordinary performance fee of $11.4 million ($0.09 per share), net of associated expenses and taxes. Refer to “—Non-GAAP ENI Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014” for additional information.

Assets under Management

Our total assets under management as of June 30, 2015 were $226.6 billion. The following table presents our assets under management by Affiliate for each of the periods indicated:

	As of	As of
($ in billions)	June 30, 2015	December 31, 2014
Acadian Asset Management	$74.8	$70.3
Barrow, Hanley, Mewhinney & Strauss	97.1	99.7
Campbell Global	6.5	6.8
Copper Rock Capital	4.4	3.2
Heitman	27.7	26.7
Investment Counselors of Maryland	2.2	2.1
Thompson, Siegel & Walmsley	13.9	12.0
Total assets under management	$226.6	$220.8

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States and non-U.S. markets; and

iv.	Alternative, real estate and timber, which consist of real estate, timberland investments and other alternative investments.

The following table presents our assets under management by strategy for each of the periods indicated:

	As of	As of
($ in billions)	June 30, 2015	December 31, 2014
U.S. equity, small/smid cap	$8.0	$7.8
U.S. equity, mid cap value	9.8	9.5
U.S. equity, large cap value	62.7	65.4
U.S. equity, core/blend	4.9	4.6
Total U.S. equity	85.4	87.3
Global equity	30.2	30.0
International equity	36.7	31.9
Emerging markets equity	23.8	22.1
Total global/non-U.S. equity	90.7	84.0
Fixed income	14.8	15.2
Alternative, real estate & timber	35.7	34.3
Total assets under management	$226.6	$220.8

The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2015	2014	2015	2014
U.S. equity
Beginning balance	$85.5	$82.2	$87.3	$80.6
Gross inflows	2.3	2.4	3.2	4.3
Gross outflows	(3.2)	(1.6)	(6.6)	(4.2)
Net flows	(0.9)	0.8	(3.4)	0.1
Market appreciation	0.8	3.4	1.5	5.7
Other	—	(0.4)	—	(0.4)
Ending balance	$85.4	$86.0	$85.4	$86.0
Average AUM	$86.0	$83.5	$86.0	$81.9

Global / non-U.S. equity
Beginning balance	$88.1	$75.8	$84.0	$74.3
Gross inflows	3.2	4.0	7.6	6.7
Gross outflows	(2.3)	(1.4)	(4.9)	(4.5)
Net flows	0.9	2.6	2.7	2.2
Market appreciation	1.1	4.3	3.4	6.2
Other	0.6	—	0.6	—
Ending balance	$90.7	$82.7	$90.7	$82.7
Average AUM	$90.8	$78.9	$88.4	$76.7

Fixed income
Beginning balance	$15.3	$14.0	$15.2	$13.5
Gross inflows	0.5	0.9	0.9	1.3
Gross outflows	(0.4)	(0.9)	(1.0)	(1.3)
Net flows	0.1	—	(0.1)	—
Market appreciation (depreciation)	(0.6)	0.5	(0.3)	1.0
Ending balance	$14.8	$14.5	$14.8	$14.5
Average AUM	$15.2	$14.3	$15.3	$14.1

Alternative, real estate & timber
Beginning balance	$35.1	$31.1	$34.3	$30.4
Gross inflows	1.5	1.0	2.8	1.6
Gross outflows	(0.6)	(0.2)	(0.9)	(0.4)
Hard asset disposals	(0.2)	(0.6)	(0.5)	(0.9)
Net flows	0.7	0.2	1.4	0.3
Market appreciation (depreciation)	(0.2)	0.4	(0.1)	1.0
Other	0.1	—	0.1	—
Ending balance	$35.7	$31.7	$35.7	$31.7
Average AUM	$35.2	$31.5	$35.1	$31.1

Total
Beginning balance	$224.0	$203.1	$220.8	$198.8
Gross inflows	7.5	8.3	14.5	13.9
Gross outflows	(6.5)	(4.1)	(13.4)	(10.4)
Hard asset disposals	(0.2)	(0.6)	(0.5)	(0.9)
Net flows	0.8	3.6	0.6	2.6
Market appreciation	1.1	8.6	4.5	13.9
Other	0.7	(0.4)	0.7	(0.4)
Ending balance	$226.6	$214.9	$226.6	$214.9
Average AUM	$227.2	$208.3	$224.8	$203.8

Annualized basis points: inflows	46.1	42.7	46.3	41.4
Annualized basis points: outflows	31.4	36.3	30.4	37.2
Annualized revenue impact of net flows (in millions)*	$13.5	$18.4	$24.8	$15.4

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

iii.	Retail / other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sub-advisory
Beginning balance	$73.7	$67.2	$74.1	$65.1
Gross inflows	2.6	3.4	4.6	5.4
Gross outflows	(2.5)	(1.4)	(5.7)	(3.2)
Net flows	0.1	2.0	(1.1)	2.2
Market appreciation	0.3	3.0	1.1	4.9
Other	—	(0.1)	—	(0.1)
Ending balance	74.1	72.1	74.1	72.1

Institutional
Beginning balance	$140.6	$126.6	$137.2	$124.4
Gross inflows	4.3	4.6	8.9	7.8
Gross outflows	(3.5)	(2.2)	(6.9)	(6.1)
Hard asset disposals	(0.2)	(0.6)	(0.5)	(0.9)
Net flows	0.6	1.8	1.5	0.8
Market appreciation	0.5	5.1	3.0	8.3
Other	0.7	(0.3)	0.7	(0.3)
Ending balance	142.4	133.2	142.4	133.2

Retail/Other
Beginning balance	$9.7	$9.3	$9.5	$9.3
Gross inflows	0.6	0.3	1.0	0.7
Gross outflows	(0.5)	(0.5)	(0.8)	(1.1)
Net flows	0.1	(0.2)	0.2	(0.4)
Market appreciation	0.3	0.5	0.4	0.7
Ending balance	10.1	9.6	10.1	9.6

Total
Beginning balance	$224.0	$203.1	$220.8	$198.8
Gross inflows	7.5	8.3	14.5	13.9
Gross outflows	(6.5)	(4.1)	(13.4)	(10.4)
Hard asset disposals	(0.2)	(0.6)	(0.5)	(0.9)
Net flows	0.8	3.6	0.6	2.6
Market appreciation	1.1	8.6	4.5	13.9
Other	0.7	(0.4)	0.7	(0.4)
Ending balance	$226.6	$214.9	$226.6	$214.9

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.

The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S.
Beginning balance	$179.1	$164.1	$176.6	$160.2
Gross inflows	5.4	5.7	10.9	10.0
Gross outflows	(4.7)	(3.4)	(9.8)	(7.8)
Hard asset disposals	(0.2)	(0.5)	(0.5)	(0.7)
Net flows	0.5	1.8	0.6	1.5
Market appreciation	0.7	6.6	3.1	10.8
Other	(0.3)	(0.3)	(0.3)	(0.3)
Ending balance	$180.0	$172.2	$180.0	$172.2

Non-U.S.
Beginning balance	$44.9	$39.0	$44.2	$38.6
Gross inflows	2.1	2.6	3.6	3.9
Gross outflows	(1.8)	(0.7)	(3.6)	(2.6)
Hard asset disposals	—	(0.1)	—	(0.2)
Net flows	0.3	1.8	—	1.1
Market appreciation	0.4	2.0	1.4	3.1
Other	1.0	(0.1)	1.0	(0.1)
Ending balance	$46.6	$42.7	$46.6	$42.7

Total
Beginning balance	$224.0	$203.1	$220.8	$198.8
Gross inflows	7.5	8.3	14.5	13.9
Gross outflows	(6.5)	(4.1)	(13.4)	(10.4)
Hard asset disposals	(0.2)	(0.6)	(0.5)	(0.9)
Net flows	0.8	3.6	0.6	2.6
Market appreciation	1.1	8.6	4.5	13.9
Other	0.7	(0.4)	0.7	(0.4)
Ending balance	$226.6	$214.9	$226.6	$214.9

At June 30, 2015, our total assets under management were $226.6 billion, an increase of $5.8 billion or 2.6% compared to $220.8 billion at December 31, 2014 and an increase of $2.6 billion or 1.2% compared to $224.0 billion at March 31, 2015.  The change in assets under management during the three months ended June 30, 2015 reflects net market appreciation of $1.1 billion, net inflows of $0.8 billion and other movements of $0.7 billion. The change in assets under management during the six months ended June 30, 2015 reflects net market appreciation of $4.5 billion, net inflows of $0.6 billion and other movements of $0.7 billion. Other movements primarily represent the AUM impact of the consolidation of a joint venture.

For the three months ended June 30, 2015, our net flows were $0.8 billion compared to $3.6 billion for the three months ended June 30, 2014.  Hard asset disposals of $(0.2) billion and $(0.6) billion are reflected in the net flows for the three months ended June 30, 2015, and June 30, 2014, respectively. For the three months ended June 30, 2015, the annualized revenue impact of the net flows was $13.5 million, as gross inflows of $7.5 billion during the three-month period were into higher fee asset classes yielding approximately 46 bps, versus gross outflows and hard asset disposals in the same period of $(6.7) billion out of asset classes yielding approximately 31 bps.  This is compared to the annualized revenue impact of net flows of $18.4 million for the three months ended June 30, 2014.

For the six months ended June 30, 2015, our net flows were $0.6 billion compared to $2.6 billion for the six months ended June 30, 2014. Hard asset disposals of $(0.5) billion are reflected in the net flows for 2015 compared to $(0.9) billion in the net flows for 2014. For the six months ended June 30, 2015, the annualized revenue impact of the net flows increased to $24.8 million compared to $15.4 million for the six months ended June 30, 2014. Gross inflows of $14.5 billion in the six months ended June 30, 2015 yielded an average of 46 bps compared to 41 bps in the year-ago period while gross outflows and hard asset disposals of $(13.9) billion yielded only 30 bps in the six months ended June 30, 2015 compared to 37 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
($ in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
U.S. GAAP Statement of Operations
Management fees	$164.9	$142.6	$22.3	$321.8	$275.4	$46.4
Performance fees	48.6	2.0	46.6	52.2	2.4	49.8
Other revenue	—	0.1	(0.1)	0.1	0.3	(0.2)
Consolidated Funds’ revenue	—	115.6	(115.6)	—	251.6	(251.6)
Total revenue	213.5	260.3	(46.8)	374.1	529.7	(155.6)
Compensation and benefits	126.0	92.9	33.1	220.8	181.3	39.5
General and administrative expense	22.9	20.2	2.7	42.7	37.1	5.6
Amortization and impairment of acquired intangibles	0.1	0.1	—	0.1	0.1	—
Depreciation and amortization	1.6	1.5	0.1	3.2	2.9	0.3
Consolidated Funds’ expense	—	191.2	(191.2)	—	348.3	(348.3)
Total expenses	150.6	305.9	(155.3)	266.8	569.7	(302.9)
Operating income (loss)	62.9	(45.6)	108.5	107.3	(40.0)	147.3
Investment income	2.4	2.8	(0.4)	5.1	5.9	(0.8)
Interest income	0.1	—	0.1	0.1	0.1	—
Interest expense	(0.7)	(16.8)	16.1	(1.6)	(33.2)	31.6
Net consolidated Funds’ gains	—	15.5	(15.5)	—	31.5	(31.5)
Income (loss) from continuing operations before taxes	64.7	(44.1)	108.8	110.9	(35.7)	146.6
Income tax expense	16.0	8.2	7.8	28.2	16.2	12.0
Income (loss) from continuing operations	48.7	(52.3)	101.0	82.7	(51.9)	134.6
(Loss) from discontinued operations, net of tax	—	(5.6)	5.6	—	(2.0)	2.0
Gain on disposal of discontinued operations, net of tax	0.7	2.3	(1.6)	0.9	2.4	(1.5)
Net income (loss)	49.4	(55.6)	105.0	83.6	(51.5)	135.1
Net loss attributable to non-controlling interests	—	(64.4)	64.4	—	(70.6)	70.6
Net income attributable to controlling interests	$49.4	$8.8	$40.6	$83.6	$19.1	$64.5

Basic earnings per share ($) (1)	$0.41	$0.07	$0.34	$0.69	$0.16	$0.53
Diluted earnings per share ($) (1)	0.41	0.07	0.34	0.69	0.16	0.53
Weighted average basic shares outstanding (1)	120.0	120.0	—	120.0	120.0	—
Weighted average diluted ordinary shares outstanding (1)	120.5	120.0	0.5	120.5	120.0	0.5

U.S. GAAP operating margin (2)	29%	(18)%		29%	(8)%

(1) Reflects pro forma shares outstanding in prior periods.
(2) The U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Statement of Operations	2015	2014	2015	2014
Net income attributable to controlling interests	$49.4	$8.8	$83.6	$19.1
Exclude: (profit) loss on discontinued operations attributable to controlling interests	(0.7)	3.3	(0.9)	4.3
Net income from continuing operations attributable to controlling interests	48.7	12.1	82.7	23.4
Add: Income tax expense	16.0	8.2	28.2	16.2
Pre-tax income from continuing operations attributable to controlling interests	$64.7	$20.3	$110.9	$39.6

U.S. GAAP Revenues

Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

iii.	other revenue, consisting primarily of marketing, distribution and joint venture income; and

iv.	revenue from consolidated Funds, the net benefit of which is primarily attributable to the holders of non-controlling interests.

Management Fees

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Management fees increased $22.3 million, or 15.6%, from $142.6 million for the three months ended June 30, 2014 to $164.9 million for the three months ended June 30, 2015. The increase was primarily attributable to increases in average assets under management excluding equity-accounted Affiliates, which increased 8.8% to $197.5 billion for the three months ended June 30, 2015 from $181.5 billion for the three months ended June 30, 2014. The increase in average assets under management from 2014 to 2015 was due to net appreciation of assets under management and positive client flows from the rolling 12 months.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Management fees increased $46.4 million, or 16.8%, from $275.4 million for the six months ended June 30, 2014 to $321.8 million for the six months ended June 30, 2015. The increase was primarily attributable to increases in average assets under management excluding equity-accounted Affiliates, which increased 10.1% to $195.3 billion for the six months ended June 30, 2015 from $177.4 billion for the six months ended June 30, 2014. The increase in average assets under management from 2014 to 2015 was due to net appreciation of assets under management and positive client flows from the rolling 12 months.

Performance Fees

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Performance fees increased $46.6 million, from $2.0 million for the three months ended June 30, 2014 to $48.6 million for the three months ended June 30, 2015. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Performance fees increased $49.8 million, from $2.4 million for the six months ended June 30, 2014 to $52.2 million for the six months ended June 30, 2015.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.

Other Revenue

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Other revenue decreased $(0.1) million, or (100.0)%, from $0.1 million for the three months ended June 30, 2014 to $0.0 million for the three months ended June 30, 2015.  The quarter-over-quarter decrease is attributable to the wind-down of a Fund platform, as Global Distribution shifted priorities.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Other revenue decreased $(0.2) million, or (66.7)%, from $0.3 million for the six months ended June 30, 2014 to $0.1 million for the six months ended June 30, 2015. The period-over-period decrease is attributable to the wind-down of a Fund platform, as Global Distribution shifted priorities.

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

Compensation and Benefits Expense

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Compensation and benefits expense increased $33.1 million, or 35.6%, from $92.9 million for the three months ended June 30, 2014 to $126.0 million for the three months ended June 30, 2015. The increase was primarily due to higher variable compensation as a result of higher earnings before variable compensation and increases in Affiliate key employee distributions.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Compensation and benefits expense increased $39.5 million, or 21.8%, from $181.3 million for the six months ended June 30, 2014 to $220.8 million for the six months ended June 30, 2015. The increase was primarily due to higher variable compensation as a result of higher earnings before variable compensation and increases in Affiliate key employee distributions.

General and Administrative Expense

Three months ended June 30, 2015 compared to three months ended June 30, 2014: General and administrative expense increased $2.7 million, or 13.4%, from $20.2 million for the three months ended June 30, 2014 to $22.9 million for the three months ended June 30, 2015. Increases in general and administrative expenses were in line with the overall growth of the business combined with $1.7 million of expenses related to being a public company.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: General and administrative expense increased $5.6 million, or 15.1%, from $37.1 million for the six months ended June 30, 2014 to $42.7 million for the six months ended June 30, 2015. Increases in general and administrative expenses were in line with the overall growth of the business combined with $2.9 million of expenses related to being a public company.

Depreciation and Amortization Expense

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Depreciation and amortization expense increased $0.1 million, or 6.7%, from $1.5 million for the three months ended June 30, 2014 to $1.6 million for the three months ended June 30, 2015. The increase was primarily due to depreciation of additional fixed assets and leasehold improvements capitalized during 2014 and the first six months of 2015 in relation to enhancements at certain Affiliates’ premises.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Depreciation and amortization expense increased $0.3 million, or 10.3%, from $2.9 million for the six months ended June 30, 2014 to $3.2 million for the six months ended June 30, 2015. The increase was primarily due to depreciation of additional fixed assets and leasehold improvements capitalized during 2014 and the first six months of 2015 in relation to enhancements at certain Affiliates’ premises.

U.S. GAAP Other Non-Operating Items of Income and Expense

Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.

Investment Income

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Investment income decreased $(0.4) million, or (14.3)%, from $2.8 million for the three months ended June 30, 2014 to $2.4 million for the three months ended June 30, 2015, primarily due to more positive returns on co-investments for the three months ended June 30, 2014 that have been wholly allocated to our Parent following the Offering, partially offset by increased earnings from equity-accounted Affiliates for the three months ended June 30, 2015.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Investment income decreased $(0.8) million, or (13.6)%, from $5.9 million for the six months ended June 30, 2014 to $5.1 million for the six months ended June 30, 2015, primarily due to more positive returns on co-investments for the six months ended June 30, 2014 that have been wholly allocated to our Parent following the Offering, partially offset by increased earnings from equity-accounted Affiliates for the three months ended June 30, 2015.

Interest Income

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Interest income increased $0.1 million, from $0.0 million for the three months ended June 30, 2014 to $0.1 million for the three months ended June 30, 2015. The change was due to an increase in balances of interest-bearing accounts.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Interest income was unchanged, amounting to $0.1 million for both the six months ended June 30, 2014 and 2015.

Interest Expense

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Interest expense decreased $(16.1) million, or (95.8)%, from $16.8 million for three months ended June 30, 2014 to $0.7 million for the three months ended June 30, 2015. Interest expense in 2014 was attributable to long-term debt owed to our Parent. On September 29, 2014, our Parent made a capital contribution consisting of our entire outstanding debt to our Parent, thereby eliminating the corresponding interest expense. Interest expense for the three months ended June 30, 2015 primarily relates to our third party credit facility.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Interest expense decreased $(31.6) million, or (95.2)%, from $33.2 million for the six months ended June 30, 2014 to $1.6 million for the six months ended June 30, 2015. Interest expense in 2014 was attributable to long-term debt owed to our Parent. On September 29, 2014, our Parent made a capital contribution consisting of our entire outstanding debt to our Parent, thereby eliminating the corresponding interest expense. Interest expense for the six months ended June 30, 2015 primarily relates to our third party credit facility.

U.S. GAAP Income Tax Expense (Benefit)

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Income tax expense increased $7.8 million, or 95.1%, from $8.2 million for the three months ended June 30, 2014 to $16.0 million for the three months ended June 30, 2015 primarily due to increases in income from continuing operations before tax attributable to controlling interest, partially offset by tax benefits attributable to intercompany debt arrangements.

Six Months Ended June 30, 2015 compared to six months ended June 30, 2014: Income tax expense increased $12.0 million, or 74.1%, from $16.2 million for the six months ended June 30, 2014 to $28.2 million for the six months ended June 30, 2015, primarily due to increases in income from continuing operations before tax attributable to controlling interest, partially offset by tax benefits attributable to intercompany debt arrangements.

U.S. GAAP Consolidated Funds

As discussed further in Note 2 of our accompanying unaudited Condensed and Consolidated Financial Statements, in the first quarter of 2015, we elected to adopt the provisions of ASU 2015-02, effective on January 1, 2015 using the modified retrospective method, which resulted in the de-consolidation of all Funds previously consolidated as of December 31, 2014. As of January 1, 2015, there were no new Funds which required consolidation pursuant to ASU 2015-02.

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

Amounts attributable to controlling interests were gains of $4.4 million for the three months ended June 30, 2014 and $10.2 million for the six months ended June 30, 2014, primarily representing management fees earned.

Discontinued Operations

In the fourth quarter of 2013, we began to wind down the operations of Echo Point Investment Management, which was substantially completed in the first quarter of 2014. In the second quarter of 2014, we transferred a former Affiliate, Rogge Global Partners plc, or Rogge, to our Parent. The results from both of these businesses are included in our discontinued operations for historical periods.

 Three months ended June 30, 2015 compared to three months ended June 30, 2014: The result from discontinued operations increased $4.0 million, from a loss of $(3.3) million net of tax for the three months ended June 30, 2014 to income of $0.7 million for the three months ended June 30, 2015. All amounts for both the three months ended June 30, 2014 and June 30, 2015 are attributable to controlling interests. The gain on disposal was $2.3 million for the three months ended June 30, 2014 and $0.7 million for the three months ended June 30, 2015, each representing disposal proceeds in each respective period. All of our discontinued operations were wound down or transferred to our Parent prior to the third quarter of 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: The result from discontinued operations increased $0.5 million, or 125.0%, from income of $0.4 million for the six months ended June 30, 2014 to income of $0.9 million for the six months ended June 30, 2015, in each case net of tax. The net amount attributable to controlling interests increased $5.2 million, from a loss of $(4.3) million for the six months ended June 30, 2014 to a gain of $0.9 million for the six months ended June 30, 2015, with the balance attributable to non-controlling interests in consolidated Funds of discontinued operations. Gain on disposal was $2.4 million for the three months ended June 30, 2014 and $0.9 million for the three months ended June 30, 2015, in each case net of tax, representing the excess of disposal proceeds received over the carrying amount of net assets disposed of, and incremental gains from disposal in each period.

Non-GAAP Supplemental Performance Measure — Economic Net Income

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2015 and 2014

The following table reconciles net income attributable to controlling interests to economic net income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
U.S. GAAP net income attributable to controlling interests	$49.4	$8.8	$83.6	$19.1
Adjustments related to restructuring and reorganization actions undertaken in connection with the Company’s initial public offering:
i Non-cash notional parent corporate cost allocation	—	0.8	—	1.6
ii Intercompany interest expense	—	16.8	—	33.2
iii Co-investment (gain)	—	(1.3)	—	(2.1)
Adjustments to reflect the economic earnings of the Company:
iv Non-cash key employee-owned equity and profit-interest revaluations	6.5	9.5	11.3	16.9
v Amortization and impairment of goodwill and acquired intangible assets	0.1	0.1	0.1	0.1
vi Discontinued operations attributable to controlling interests and restructuring	(0.7)	5.2	(0.9)	6.2
vii ENI tax normalization	(3.2)	(1.7)	(2.8)	(1.7)
Tax effect of above adjustments	(2.7)	(4.1)	(4.6)	(6.7)
Economic net income (including extraordinary performance fee)	$49.4	$34.1	$86.7	$66.6

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

Non-GAAP ENI Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

In the second quarter of 2015, we recorded an extraordinary performance fee of $11.4 million ($0.09 per share), net of associated expenses and taxes. While all performance fees fall within OMAM's definition of economic net income, we believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of our recurring economics. We have therefore presented our economic net income statement of operations with this extraordinary performance fee excluded from revenue and expenses and presented it on a net basis after economic net income before extraordinary performance fee. This presentation provides a more comparative view across reporting periods of the line items which make up ENI revenue and expense. Unless explicitly noted, the revenue, expense and key metrics discussed below exclude the impact of the extraordinary performance fee.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Economic Net Income
Management fees	$164.9	$147.0	$17.9	$321.8	$285.6	$36.2
Performance fees	0.5	2.0	(1.5)	4.1	2.4	1.7
Other income, including equity-accounted subsidiaries	2.4	1.5	0.9	5.2	4.0	1.2
Total ENI revenue	167.8	150.5	17.3	331.1	292.0	39.1
Fixed compensation & benefits	31.4	29.2	2.2	64.9	59.5	5.4
General and administrative expenses	28.1	21.2	6.9	52.5	40.7	11.8
Depreciation and amortization	1.6	1.5	0.1	3.2	2.9	0.3
Total ENI operating expenses	61.1	51.9	9.2	120.6	103.1	17.5
Earnings before variable compensation	106.7	98.6	8.1	210.5	188.9	21.6
Variable compensation	43.7	41.0	2.7	87.1	80.2	6.9
Earnings after variable compensation	63.0	57.6	5.4	123.4	108.7	14.7
Affiliate key employee distributions	10.2	9.5	0.7	18.7	17.6	1.1
Earnings after Affiliate key employee distributions	52.8	48.1	4.7	104.7	91.1	13.6
Interest income	0.1	—	0.1	0.1	0.1	—
Interest expense	(0.7)	—	(0.7)	(1.6)	—	(1.6)
Pre-tax economic net income	52.2	48.1	4.1	103.2	91.2	12.0
Tax on economic net income	14.2	14.0	0.2	27.9	24.6	3.3
ENI excluding extraordinary performance fee	38.0	34.1	3.9	75.3	66.6	8.7
Extraordinary performance fee, net*	11.4	—	11.4	11.4	—	11.4
Economic net income (including extraordinary performance fee)	$49.4	$34.1	$15.3	$86.7	$66.6	$20.1

ENI operating margin before Affiliate key employee distributions**	38%	38%		37%	37%
ENI operating margin after Affiliate key employee distributions***	31%	32%		32%	31%
ENI operating expense / management fee revenue	37%	35%		37%	36%
Variable compensation / earnings before variable compensation	41%	42%		41%	42%
Affiliate key employee distributions / earnings before Affiliate key employee distributions	16%	16%		15%	16%
Effective ENI tax rate****	27%	29%		27%	27%
Adjusted EBITDA (excluding extraordinary performance fee)	$54.4	$49.6		$107.9	$94.0

*  Net of associated expenses and taxes.
** ENI operating margin before Affiliate key employee distributions is calculated based on earnings after variable compensation divided by ENI revenue.
*** ENI operating margin after Affiliate key employee distributions is calculated based on earnings after Affiliate key employee distributions divided by ENI revenue.
**** Based on projected levels of economic net income and excluding impacts from other reconciling tax adjustments, the expected effective economic net income tax rate going forward is expected to approximate 27.0%-30.0% assuming a generally fixed proportion of deductible interest to pre-tax economic net income.

ENI Revenue

The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
U.S. GAAP revenue	$213.5	$260.3	$374.1	$529.7
Include investment return on equity-accounted Affiliates	2.5	1.6	5.2	3.8
Exclude revenue from consolidated Funds attributable to non-controlling interests	—	(111.4)	—	(241.5)
Exclude other non-core ENI revenue	(48.2)	—	(48.2)	—
ENI revenue	$167.8	$150.5	$331.1	$292.0

Our ENI revenue principally consists of:

i.	management fees earned based on the level of assets under management (including management fees earned on Funds which are consolidated under U.S. GAAP);

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles; and

iii.	other income, predominantly composed of earnings of our equity-accounted Affiliates.

Management Fees

Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management. The greatest drivers of increases or decreases in these fee rates are changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.

Our average basis points by asset class (including both consolidated Affiliates that are included, and equity-accounted Affiliates that are not included in management fee revenue) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$52.2	24	$49.3	24	$104.0	24	$97.4	24
Global / non-U.S. equity	96.1	42	83.6	42	185.4	42	161.3	42
Fixed income	8.3	22	7.8	22	16.5	22	15.4	22
Alternative, real estate & timber	37.9	43	33.3	42	75.0	43	65.2	42
Weighted average fee rate on average AUM	$194.5	34.3	$174.0	33.5	$380.9	34.2	$339.3	33.6
Less: Revenue from equity-accounted Affiliates	(29.6)		(27.0)		(59.1)		(53.7)
ENI management fee revenue	$164.9	33.5	$147.0	32.5	$321.8	33.2	$285.6	32.5
Average AUM	227.2		208.3		224.8		203.8
Average AUM excluding equity-accounted Affiliates	197.5		181.5		195.3		177.4

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Management fees increased $17.9 million, or 12.2%, from $147.0 million for the three months ended June 30, 2014 to $164.9 million for the three months ended June 30, 2015. The increase was primarily attributable to increases in average assets under management excluding equity-accounted Affiliates, which were $197.5 billion for the three months ended June 30, 2015, and $181.5 billion for the three months ended June 30, 2014. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 33.5 basis points for the three months ended June 30, 2015 and 32.5 basis points for the three months ended June 30, 2014. The increase in average assets under management from 2014 to 2015 was due to net appreciation of assets under management and positive client flows from the rolling 12 months.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Management fees increased $36.2 million, or 12.7%, from $285.6 million for the six months ended June 30, 2014 to $321.8 million for the six months ended June 30, 2015. The increase was primarily attributable to increases in average assets under management excluding equity-accounted Affiliates, which were $195.3 billion for the six months ended June 30, 2015, and $177.4 billion for the six months ended June 30, 2014. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 33.2 basis points for the six months ended June 30, 2015 and 32.5 basis points for the six months ended June 30, 2014. The increase in average assets under management from 2014 to 2015 was due to net appreciation of assets under management and positive client flows from the rolling 12 months.

Performance Fees

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Performance fees (excluding the extraordinary performance fee) decreased $(1.5) million, or (75.0)%, from $2.0 million for the three months ended June 30, 2014 to $0.5 million for the three months ended June 30, 2015. The decrease is primarily driven by performance-related fee reductions.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Performance fees (excluding the extraordinary performance fee) increased $1.7 million, or 70.8%, from $2.4 million for the six months ended June 30, 2014 to $4.1 million for the six months ended June 30, 2015. The increase was due to improved performance in equity products in the first three months of 2015.

Other Income

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Other income increased $0.9 million, or 60.0%, from $1.5 million for the three months ended June 30, 2014 to $2.4 million for the three months ended June 30, 2015 due to higher earnings at equity-accounted Affiliates.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Other income increased $1.2 million, or 30.0%, from $4.0 million for the six months ended June 30, 2014 to $5.2 million for the six months ended June 30, 2015, primarily as a result of a higher earnings at equity-accounted Affiliates.

ENI Operating Expenses

Our ENI operating expenses principally consist of:

i.	fixed compensation and benefits paid to our employees;

ii.	general and administrative expenses, including sales-based compensation; and

iii.	depreciation and amortization.

Fixed Compensation and Benefits Expense

Our most significant category of operating expense is fixed compensation and benefits awarded to our and our Affiliates’ employees. Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided.  The following table reconciles U.S. GAAP compensation expense for the three and six months ended June 30, 2015, and 2014 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Total U.S. GAAP compensation expense	$126.0	$92.9	$220.8	$181.3
Affiliate key employee equity revaluations excluded from ENI	(6.5)	(9.5)	(11.3)	(16.9)
Sales-based compensation reclassified to ENI general & administrative expenses	(5.3)	(3.1)	(9.9)	(6.5)
Affiliate key employee distributions	(10.2)	(9.5)	(18.7)	(17.6)
Compensation related to restructuring expenses	—	(0.6)	—	(0.6)
Variable compensation and other adjustments	(72.6)	(41.0)	(116.0)	(80.2)
ENI fixed compensation and benefits	$31.4	$29.2	$64.9	$59.5

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Fixed compensation and benefits expense increased $2.2 million, or 7.5%, from $29.2 million for the three months ended June 30, 2014 to $31.4 million for the three months ended June 30, 2015. This increase reflects increases in head count at certain Affiliates, normal increases in base salaries, wages and benefits, higher average costs of medical benefit programs provided to our and our Affiliates’ employees and costs related to being a public company.  Our ratio of ENI fixed compensation and benefits to ENI management fee revenue was 19.9% for the three months ended June 30, 2014 and 19.0% for the three months ended June 30, 2015. Public company expense included in fixed compensation expense was $0.2 million for the three months ended June 30, 2015 and $0.0 million for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Fixed compensation and benefits expense increased $5.4 million, or 9.1%, from $59.5 million for the six months ended June 30, 2014 to $64.9 million for the six months ended June 30, 2015. This increase reflects increases in head count at certain Affiliates, normal increases in base salaries, wages and benefits, higher average costs of medical benefit programs provided to our and our Affiliates’ employees and costs related to being a public company.  Our ratio of ENI fixed compensation and benefits to ENI management fee revenue was 20.2% for the six months ended June 30, 2015 and 20.8% for the six months ended June 30, 2014. Public company expense included in fixed compensation expense was $0.5 million for the six months ended June 30, 2015 and $0.0 million for the six months ended June 30, 2014.

General and Administrative Expense

After compensation and benefits, the next most significant category of costs is our general and administrative expenses, which include significant fixed costs such as rent and facilities charges, travel and entertainment expenses, data and systems expenses, insurance, consultancy costs and legal and accounting fees. Sales-based compensation is also included in general and administrative expenses, as are costs related to being a public company.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Core general and administrative expense	$21.1	$18.1	$39.7	$34.2
Sales-based compensation	5.3	3.1	9.9	6.5
Public company expenses	1.7	—	2.9	—
General and administrative expense	$28.1	$21.2	$52.5	$40.7

Three months ended June 30, 2015 compared to three months ended June 30, 2014: General and administrative expense increased $6.9 million, or 32.5%, from $21.2 million for the three months ended June 30, 2014 to $28.1 million for the three months ended June 30, 2015, driven by higher sales-based compensation due to increases in the sales of incremental assets under management for which commissions are calculated and additional expenses related to being a public company. Core general and administrative expenses, consisting of general and administrative expenses excluding sales-based compensation and public company expenses were $18.1 million for the three months ended June 30, 2014 and $21.1 million for the three months ended June 30, 2015, an increase of $3.0 million, or 16.6%.  Approximately 40% of this increase was driven by foreign currency translation adjustments due to the fall of the Euro. Sales-based compensation included in general and administrative expenses was $3.1 million for the three months ended June 30, 2014 and $5.3 million for the three months ended June 30, 2015, an increase of $2.2 million, or 71.0%.  General and administrative expenses related to being a public company were $1.7 million for the three months ended June 30, 2015.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: General and administrative expense increased $11.8 million, or 29.0%, from $40.7 million for the six months ended June 30, 2014 to $52.5 million for the six months ended June 30, 2015, driven by higher sales-based compensation and additional expenses related to being a public company. Core general and administrative expenses, consisting of general and administrative expenses excluding sales-based compensation and public company expenses were $34.2 million for the six months ended June 30, 2014 and $39.7 million for the six months ended June 30, 2015, an increase of $5.5 million, or 16.1%.  Approximately $1.7 million of the increase was driven by foreign currency translation adjustments due to the fall of the Euro. Sales-based compensation included in general and administrative expenses was $6.5 million for the six months ended June 30, 2014 and $9.9 million for the six months ended June 30, 2015, an increase of $3.4 million, or 52.3%, reflecting a multi-year payout plan.  General and administrative expenses related to being a public company were $2.9 million for the six months ended June 30, 2015.

Depreciation and Amortization Expense

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Depreciation and amortization expense increased $0.1 million, or 6.7%, from $1.5 million for the three months ended June 30, 2014 to $1.6 million for the three months ended June 30, 2015. The increase was primarily due to depreciation of additional fixed assets and leasehold improvements capitalized during 2014 and the first six months of 2015 in relation to enhancements at certain Affiliates’ premises.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Depreciation and amortization expense increased $0.3 million, or 10.3%, from $2.9 million for the six months ended June 30, 2014 to $3.2 million for the six months ended June 30, 2015. The increase was primarily due to depreciation of additional fixed assets and leasehold improvements capitalized during 2014 and the six months of 2015 in relation to enhancements at certain Affiliates’ premises.

ENI Variable Compensation and Affiliate Key Employee Distributions

Variable Compensation

Variable compensation, which as presented here excludes the extraordinary performance fee, is usually awarded based on a contractual percentage of each Affiliate's ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Non-cash variable compensation awards typically vest over several years and are recognized as an amortization expense as services are rendered over that period.

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Variable compensation increased $2.7 million, or 6.6%, from $41.0 million for the three months ended June 30, 2014 to $43.7 million for the three months ended June 30, 2015, principally driven by higher earnings before variable compensation at our Affiliates. While total variable compensation increased, the ratio of variable compensation to earnings before variable compensation fell from 41.6% for the three months ended June 30, 2014 to 41.0% for three months ended June 30, 2015, with the decrease driven by additional scale realized at both the Affiliate and the holding company levels. Public company expense included in variable compensation expense was $0.9 million for the three months ended June 30, 2015 and $0.0 million for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Variable compensation increased $6.9 million, or 8.6%, from $80.2 million for the six months ended June 30, 2014 to $87.1 million for six months ended June 30, 2015, principally driven by higher earnings before variable compensation at our Affiliates. While total variable compensation increased, the ratio of variable compensation to earnings before variable compensation fell from 42.5% for the six months ended June 30, 2014 to 41.4% for six months ended June 30, 2015, with the decrease driven by additional scale realized at both the Affiliate and the holding company levels. Public company expense included in variable compensation expense was $1.3 million for the six months ended June 30, 2015 and $0.0 million for the six months ended June 30, 2014.

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

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Affiliate key employee distributions increased $0.7 million, or 7.4%, from $9.5 million for the three months ended June 30, 2014 to $10.2 million for the three months ended June 30, 2015. Increases were due to higher Affiliate earnings after variable compensation. Our ratio of Affiliate key employee distributions to earnings before Affiliate key distributions was 16.2% for the three months ended June 30, 2015 and 16.5% for the three months ended June 30, 2014. The ratio of Affiliate key employee distributions to earnings before Affiliate key employee distributions is lower quarter-over-quarter due to the repurchase of equity from an Affiliate in the fourth quarter of 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Affiliate key employee distributions increased $1.1 million, or 6.3%, from $17.6 million for the six months ended June 30, 2014 to $18.7 million for the six months ended June 30, 2015, primarily due to higher Affiliate earnings after variable compensation. Our ratio of Affiliate key employee distributions to earnings before Affiliate key distributions was 15.2% for the six months ended June 30, 2015 and 16.2% for the six months ended June 30, 2014. The ratio of Affiliate key employee distributions to earnings before Affiliate key employee distributions is lower period-over-period due to the repurchase of equity from an Affiliate in the fourth quarter of 2014 as well as the allocation of performance fee revenue in the first three months of 2015.

Tax on Economic Net Income

Three months ended June 30, 2015 compared to three months ended June 30, 2014: Tax on economic net income for the three months ended June 30, 2014 was $14.0 million and for the three months ended June 30, 2015 was $14.2 million, an increase of $0.2 million or 1.4%. The increase was primarily due to an increase in profits, offset by a lower tax rate.

Six months ended June 30, 2015 compared to six months ended June 30, 2014: Tax on economic net income for the six months ended June 30, 2014 was $24.6 million and for the six months ended June 30, 2015 was $27.9 million, an increase of $3.3 million, or 13.4%. The effective ENI tax rate was 27.0% for the six months ended June 30, 2014 and 27.0% for the six months ended June 30, 2015.

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

Adjusted EBITDA is presented here excluding the effect of the extraordinary performance fee because we believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of the Company's recurring economics and ongoing liquidity. The following table reconciles Adjusted EBITDA to economic net income excluding the extraordinary performance fee for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
ENI, excluding extraordinary performance fee	$38.0	$34.1	$75.3	$66.6
Depreciation and amortization	1.6	1.5	3.2	2.9
Net interest (income) expense	0.6	—	1.5	(0.1)
Tax on economic net income	14.2	14.0	27.9	24.6
Adjusted EBITDA, excluding extraordinary performance fee	$54.4	$49.6	$107.9	$94.0

Cash Flows

The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Six Months Ended June 30,
($ in millions)	2015	2014
Cash provided by (used in)(1)(2)
Operating activities	$131.7	$(13.5)
Investing activities	(11.1)	(2.9)
Financing activities	(118.9)	(40.8)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.

Prior to the Reorganization, our most significant uses of cash collected through Affiliate earnings were related to funding intercompany interest and debt arrangements with our Parent. Other short-term uses of cash include compensation and general and administrative expenses for our Boston-based office. We may use any retained cash to invest in our business.

Comparison for the six months ended June 30, 2015 and 2014

Net cash provided by operating activities of continuing operations excluding consolidated Funds increased $145.2 million, from net cash used of $13.5 million for the six months ended June 30, 2014 to net cash provided of $131.7 million for the six months ended June 30, 2015, driven by higher net income in 2015 combined with lower reductions in current liabilities, quarter-over-quarter. Net cash used in investing activities of continuing operations excluding consolidated Funds increased $8.2 million, from $2.9 million used for the six months ended June 30, 2014 to $11.1 million used for the six months ended June 30, 2015, driven primarily by higher net purchases of investment securities offset by contingent payments for Affiliate equity in the six months ended June 30, 2014 that did not recur in the current year. Net cash used in financing activities of continuing operations excluding consolidated Funds increased $78.1 million, from $40.8 million used for the six months ended June 30, 2014 to $118.9 million used for the six months ended June 30, 2015, due to dividend payments to our shareholders, payments related to arrangements entered into with our Parent at the time of the Offering, and payments made on our revolving credit facility.

Future Capital Needs

We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets. We continuously monitor the public debt markets and consider opportunities to benefit from long-term financing at attractive rates.

Long-Term Debt

Our long-term debt outstanding consists of an external revolving credit facility and previously, as of December 31, 2014, a related party loan note due to our Parent. Certain Funds included in our Consolidated Financial Statements at December 31, 2014 also included long-term debt obligations to both related parties and third parties, none of which are attributable to our controlling interest holders.

The following table summarizes our various financing arrangements, excluding consolidated Funds:

	Amounts outstanding at
($ in millions)	6/30/2015	12/31/2014	Interest rate	Maturity
Long term debt of OMAM
Third party obligations:
Revolving credit facility	$145.0	$177.0	LIBOR + 1.25% plus 0.20% commitment fee	October 15, 2019
Related party obligations:
Loan note two	—	37.0	0.00%	September 29, 2024
Total long term debt	$145.0	$214.0

On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Piece, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the “Credit Facility”). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million.  The Credit Facility has a maturity date of October 15, 2019.  Borrowings under the facility will bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of our total consolidated indebtedness to Adjusted EBITDA (a “Leverage Ratio”) until either Moody’s Investor Service, Inc. or Standard & Poor’s has assigned an initial rating to our senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or our credit rating, at which time such additional amount will be based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such additional amount will be based on our credit rating. In addition, we will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such amount will be based on our credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x. On October 15, 2014, we drew $177.0 million on this facility of which $175.0 million was paid to our Parent to satisfy obligations pursuant to the Reorganization described more fully in Note 1 of the Condensed and Consolidated Financial Statements.  As we are yet to receive a credit rating and in accordance with terms of the Credit Facility an interest rate of LIBOR plus a margin of 1.25% and commitment fee rate of 0.20% is being charged.  At June 30, 2015, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.6x.

On September 29, 2014, we entered into loan note two with our Parent. Loan note two has a ten year term and calls for quarterly repayments amounting to the greater of the Company’s excess cash, as defined, or $1.0 million, whichever is greater. We repaid the outstanding principal balance on loan note two in the first six months of 2015.

Critical Accounting Policies and Estimates

Other than the change to the consolidation guidance discussed below, there have been no additional updates or changes to our critical accounting policies from those disclosed as of December 31, 2014 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on March 30, 2015.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 rescinds the deferral of the consolidation rules under FAS 167, "Amendments to FASB Interpretation No. 46(R)", ("FAS 167") granted under ASU 2010-10, and will require all legal entities to be reevaluated under the revised consolidation model. The revised consolidation model provides updates when evaluating i) limited partnerships and similar entities currently under the voting interest model, ii) decision maker or service provider fees as a variable interest, iii) fee arrangements in the primary beneficiary determination, iv) related parties in the primary beneficiary determination, and v) certain investment funds. The amendments are intended to simplify the current consolidation model and reduce the number of consolidation entities by placing more emphasis on the risk of loss when determining a controlling financial interest. The amended guidance is effective for public entities for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. We elected to implement ASU 2015-02 using the modified retrospective method, which resulted in an effective date of adoption of January 1, 2015 and did not require the restatement of prior period results.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business, anticipated future performance of our business, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond the Company’s control, including but not limited to those discussed above and elsewhere in this Quarterly Report and in the Company's most recent Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 8, 2015. Due to such risks and uncertainties and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this press release and the Company undertakes no obligations to update any forward looking statement to reflect events or circumstances after the date of this press release or to reflect the occurrence of unanticipated events.

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

Our model for assessing the impact of market risk on our results uses June 30, 2015 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on June 30, 2015. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2015, excluding the extraordinary performance fee.

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

The value of our assets under management was $226.6 billion as of June 30, 2015. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $77.7 million based on our current weighted average fee rate of 34.3 basis points, including equity-accounted Affiliates. Approximately $72.0 billion, or 32%, of our AUM are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $3.6 million impact to our gross performance fees based on our trailing twelve month performance fees (excluding extraordinary performance fee) of $36.0 million as of June 30, 2015. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $26.5 million in our post-tax economic net income, given our current cost structure and operating model.

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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles; excluding REITS) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $176.1 billion of equity assets under management to increase or decrease by $17.6 billion, resulting in a change in annualized management fee revenue of $59.3 million and an annual change in post-tax economic net income of approximately $19.7 million, given our current cost structure, operating model, and weighted average equity fee rates of 34 basis points at the mix of strategies as of June 30, 2015. Approximately $52.5 billion, or 30%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.7 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity, alternative, and debt instruments denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $79.8 billion of foreign currency denominated AUM to increase or decrease by $8.0 billion, resulting in a change in annualized management fee revenue of $35.7 million and an annual change in post-tax economic net income of $12.4 million, based on weighted average fees earned on our foreign currency denominated AUM of 45 basis points at the mix of strategies as of June 30, 2015. Approximately $14.5 billion, or 18%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.9 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States and non-U.S. markets. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $14.8 billion, would cause AUM to rise or fall by approximately $1.5 billion. Based on our fixed income weighted average fee rates of 22 basis points, annualized management fees would change by $3.2 million and post-tax economic net income would change by $1.0 million annually. A change in interest rates would also impact interest expense on our $145.0 million of third party floating rate debt which is outstanding following the Reorganization and the Offering.  Interest paid on our debt would go up or down by $1.5 million if interest rates increased or decreased by 100 basis points. There are currently no material fixed income assets earning performance fees as of the three months ended June 30, 2015.

Our investment income includes investments in funds and Affiliates accounted for under the equity method. Investments in funds accounted for under the equity method are primarily invested in real assets (real estate and timber), a majority of which are denominated in foreign currency. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would result in a change in annualized investment income of approximately $2.2 million and an annual change in post-tax economic net income of approximately $1.3 million. Exposure to market risks for Affiliates accounted for under the equity method is immaterial and is included in the analysis above.

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

Item 4.  Controls and Procedures.

Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Registration Statement filed on Form S-1, as amended, filed with the SEC on June 8, 2015, under the heading “Risk Factors.” Our evaluation of risk factors has not changed materially since those discussed in the Registration Statement.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM Asset Management plc

Dated:	August 14, 2015

		By:	/s/ Peter L. Bain
Peter L. Bain President and Chief Executive Officer (principal executive officer)

/s/ Stephen H. Belgrad
Stephen H. Belgrad
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)