Form 10-K
period 2015-12-31
OM Asset Management plc
filed 2016-03-15
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-3668

OM Asset Management plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	98-1179929 (IRS Employer Identification Number)
Ground Floor, Millennium Bridge House
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

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $17.79 on that date on the New York Stock Exchange, was $709,920,304. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant's common stock are affiliates. There were 121,079,505 shares of the registrant's common stock outstanding on March 11, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about April 29, 2016 are incorporated by reference into Part III.

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
PART I
Item 1.    Business.
Overview
We are a global, diversified, multi-boutique asset management company with $212.4 billion of assets under management as of December 31, 2015. We currently operate our business through our seven Affiliates. We are currently a majority-owned indirect subsidiary of Old Mutual plc, an international investment, savings, insurance and banking group established in 1845.
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

Currently, our business comprises interests in the following Affiliates:

ACADIAN
HQ: Boston, MA
Founded: 1986
AUM: $66.8 bn
A leading quantitatively-oriented manager of active global and international equity, and alternative strategies
Barrow, Hanley, Mewhinney & Strauss
HQ: Dallas, TX
Founded: 1979
AUM: $89.2 bn
A widely recognized value-oriented investment manager of U.S., international and global equities, fixed income, and a range of balanced investment management strategies
CampbellGlobal
Forest & Natural Resource Investments
HQ: Portland, OR
Founded: 1981
AUM: $6.3 bn
A leading sustainable timber and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives and disciplined management
Copper Rock
Capital Partners
HQ: Boston, MA
Founded: 2005
AUM: $4.7 bn
A specialized growth equity investment manager of small-cap international , global and emerging markets equity strategies
HEITMAN
A Real Estate Investment Management Firm
HQ: Chicago, IL
Founded: 1966
AUM: $29.1 bn
A leading real estate investment manager of high quality global strategies focused on private real estate equity, public real estate securities, and real estate debt
ICM
Investment Counselors of Maryland, LLC
HQ: Baltimore, MD
Founded: 1972
AUM: $1.8 bn
A value-driven domestic equity manager with product offerings across the entire capitalization range and a primary focus on small-cap companies
TS&W
Thompson, Siegel & Walmsley LLC
Investment Management
HQ: Richmond, VA
Founded: 1969
AUM: $14.5 bn
A value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies
OMAM
Investment / Seed Capital
Corporate Development
Talent Management
Risk and Compliance
Shared Services
Distribution

Our diversification, by Affiliate, asset class, geography and investment strategy, enhances relative earnings stability and provides multiple sources of growth for us. Collectively, our Affiliates offer over 100 distinct, active investment strategies in U.S., global, international and emerging markets equities, U.S. fixed income, and alternative investments, including timber and real estate. In addition, there is significant diversification within each of our Affiliate firms through the breadth of their respective investment capabilities. We believe our Affiliates have generated strong absolute and relative performance records. As of December 31, 2015, the percentage of our revenue represented by assets under management, or AUM, outperforming their investment benchmarks on a one-, three-, and five-year basis was 60%, 83% and 92%, respectively. As a result, our Affiliates have attracted meaningful net revenue flows in recent periods, aggregating $18.9 million for the twelve months ended December 31, 2015, representing 2.6% of beginning-of-period run rate management fee revenue, including equity-accounted Affiliates. For the year ended December 31, 2015, our client inflows of $26.6 billion earned a blended annualized fee rate of 45.9 bps and were concentrated in higher fee rate global/non-U.S. equities and alternative assets, while our outflows and hard asset disposals of $(31.7) billion earned a blended annualized fee rate of 32.6 bps and were concentrated in lower fee rate U.S. equity and sub-advisory assets. Client asset flows were $(5.1) billion in net flows for the twelve months ended December 31, 2015, representing (2.3)% of beginning-of-period AUM.

Through our Affiliates, we serve a diverse investor base in the institutional and sub-advisory channels in the U.S. and around the world. These clients are highly sophisticated, value the stability and equity ownership of our Affiliates, and typically reward our Affiliates' strong process-driven investment performance with long-term relationships and asset flows. Our sub-advisory clients also provide access to the growing retail and defined-contribution marketplace as decision makers take a more institutional approach to choosing asset management providers. Our Affiliates currently manage assets for non-U.S. clients in 28 countries, including Australia, Canada, Ireland, Japan, the Netherlands, South Africa, South Korea, Switzerland, and the United Kingdom. Our Company-led Global Distribution platform, launched in 2012, has contributed to the increase of our non-U.S. assets under management. As a result of this effort, we have raised $10.9 billion of new client assets for our current seven Affiliates from the start of 2012 through December 31, 2015.
Net revenue flows and positive investment performance, in conjunction with the successful execution of our business strategy, have led to growth in revenues and net income. We measure financial performance primarily through ENI, a non-GAAP measure that we believe better reflects our underlying economic performance and returns to shareholders. Our ENI revenues from 2013 through 2015 grew from $527.5 million to $663.9 million(1) for a compound annual growth rate, or CAGR, of 12.2%. Over this period, our pre-tax ENI grew from $153.0 million to $203.5 million (excluding the impact of the non-recurring performance fee), representing a CAGR of 15.3%. Our U.S. GAAP revenues were $519.8 million in 2013 (excluding consolidated Funds) and $699.3 million in 2015, representing a CAGR of 16.0%. Our U.S. GAAP net income from continuing operations attributable to controlling interests increased from $19.4 million in 2013 to $154.7 million in 2015, a CAGR of 182.4%. For additional information regarding economic net income, and reconciliations to U.S. GAAP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income."
Total AUM: $212.4 billion
$ in billions as of December 31, 2015

1.
Excludes the impact of the non-recurring performance fee earned in the year ended December 31, 2015. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income."

Competitive Strengths
We believe our success as a multi-boutique asset management company is driven by the following competitive strengths:
Well-Established, Diverse Affiliates.    Through our seven Affiliates, we are well-diversified by brand, strategy and asset class, providing multiple sources of revenue and growth opportunities for our business across global market cycles, while limiting downside risk. Each Affiliate has its own brand and investment processes and generally operates in distinct asset classes. Our assets under management across Affiliates are invested in both U.S. and global/non-U.S. equities (36.2% and 39.9%, respectively) as well as fixed income and alternative assets. We are also well-diversified by investment strategy within each asset class, with over 100 distinct investment strategy composites. The breadth of our investment capabilities and distinct brand identities appeal to a wide range of clients. We have a well-diversified client base with low levels of client concentration. Our business serves over 650 institutional and sub-advisory clients, with our top 25 client relationships representing approximately 32% of run rate ENI management fee revenue, including our equity-accounted Affiliates, as of December 31, 2015. Total run rate ENI management fee revenue reflects the sum for each account at each of our seven Affiliates, of the product of (a) assets under management in each account at December 31, 2015, multiplied by (b) the relevant management fee rate on that account. This calculation includes all accounts at each of our equity-accounted Affiliates.
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
Track Record of Consistent Investment Performance Across Market Cycles.    Our Affiliates have produced strong long-term investment performance across their product offerings, generating consistent outperformance relative to benchmarks. Through December 31, 2015, 85 of our Affiliates' 103 strategies that have performance benchmarks have outperformed their relevant benchmarks since inception. These strategies represent 96% of the total assets in the 103 strategies that have performance benchmarks. Investment performance is calculated on a gross basis, excluding the impact of management, administration, and performance fees. Based on our current average management fee rate, investment returns net of fees would be on average approximately 35 bps lower than gross returns. For the rolling 10-year period ending December 31, 2015, approximately 90% of benchmarked assets have outperformed their relevant benchmarks. Our Affiliates' five largest benchmarked investment strategies, Barrow, Hanley, Mewhinney & Strauss (BHMS) Large Cap Value, Acadian Asset Management (AAM) Emerging Markets Equity, AAM Global Equity, AAM Global Managed Volatility, and BHMS Mid Cap Value Equity have each outperformed their relevant benchmarks since inception by 1.3%, 2.9%, 1.8%, 2.6%, and 1.3%, respectively, on an annualized basis.

Attractive Financial Model.    Our multi-boutique model generates strong, recurring free cash flow to our business that we can use for growth initiatives on behalf of existing Affiliates, investments in new Affiliates, or return to shareholders through dividends and stock repurchases. Our ENI revenue has grown 11.1% annually since 2011 as net client cash flows generated positive annualized increases in revenue in ten of the last twelve fiscal quarters from 2013 through 2015. Our revenue consists largely of recurring management fees on assets under management and is not heavily dependent upon more volatile performance fees. We earn an attractive margin on revenue enhanced by our profit-sharing model that enables us to participate directly in margin expansion as our Affiliates grow. Accordingly, from 2013 to 2015, our ENI operating margin (calculated before Affiliate key employee distributions) grew from 34% to 37%. Our comparable U.S. GAAP operating margin was (11)% for 2013 (18% excluding consolidated Funds) and 27% for 2015.
Experienced Multi-Boutique Management Team.    The members of our senior management team have significant experience in the asset management industry, with a particular focus on managing multi-boutique businesses. With an average industry tenure of approximately 26 years, each of our senior executives brings a deep understanding of how to structure and maintain relationships that provide Affiliate firms with the proper incentives and resources to continue to generate strong growth. As an example, in 2011, our senior management team took over a business that generated $112.3 million of pre-tax ENI (including discontinued operations). The team led a significant restructuring of the Company that resulted in an 81.2% increase in pre-tax ENI to $203.5 million in 2015, while significantly improving net client revenue flows and margins.
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
Strategically Manage Capital.    Our asset management business generates significant, recurring free cash flow that can be re-invested in the growth-oriented strategies described above to create value for our shareholders. Strategic and efficient management of our Company's capital underpins our approach to investing in these strategies. In particular, we believe we can generate strong returns on allocated capital by (i) providing seed capital to fund new products and strategies; (ii) committing co-investment capital to launch new fund partnerships in which our Affiliates act as the general partner; (iii) providing investment capital to support organic growth; (iv) investing in new Affiliates; and (v) implementing an opportunistic share repurchase program. Management undertakes detailed business case analyses with respect to all investment opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite.
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

Over the last three years, we have worked with several of our Affiliates on various strategic growth initiatives. In one instance, we worked with Campbell Global, our timber manager, to accelerate its strategic plan to expand into global markets. As a first step, we provided a co-investment to support Campbell Global's fully financed bid on behalf of its clients to acquire a sizeable asset outside the U.S., resulting in the successful conclusion of a strategic transaction. We then worked together to develop a framework for further international expansion of the business, including evaluating complementary acquisition opportunities, assisting in the process of hiring additional non-U.S. investment professionals and collaborating on the marketing of a global timber fund through our Global Distribution team. These efforts have strengthened the positioning of the business in its global market. We also assisted Campbell Global in the fourth quarter of 2015 to expand its domestic business by providing interim financing for a U.S. timberland acquisition.
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

•
Seed Capital.  As of December 31, 2015, we have approximately $147 million committed to seed capital, which is currently invested in 22 products across seven different asset classes. Our Affiliates' use of seed capital generally falls into two categories: incubation capital and scale capital. Incubation capital is used to establish a track record for a new investment strategy. These new strategies generally take three to five years to season to the point where they are recommended by consultants or become attractive for clients. Alternatively, scale capital is used to extend a product with an established track record into a co-mingled fund, and is generally outstanding for a shorter period of time. Scale capital allows third-party clients to invest in the new fund without individually representing too substantial a percentage of the vehicle. Approximately $16 billion of our current AUM are in products which have been seeded by us since 2004, and our seeding program has generated an annualized internal rate of return to OMAM and our Parent of approximately 25% over this period, including investment returns on the seeded products and the incremental value generated by third party assets raised, including annual profits and a terminal value.

We expect to maintain our seed portfolio at approximately $150 million to support product development on an ongoing basis. As part of our transition to a publicly-owned company, our Parent agreed to provide ongoing access to approximately $150 million of seed capital through January 15, 2018. Thereafter, we will fund our own seed investments.

•
Co-Investment Capital.  We also provide co-investment capital to support the formation of closed-end, long-term partnerships managed by our Affiliates. These fixed-life partnerships typically require us and/or the Affiliate to invest 1% to 3% of the product's capital to align interests with those of their clients. Of our current $39 million portfolio of co-investments at fair value ($34.2 million of which is owed to or owned by our Parent), 77% is managed by Heitman (investing in real estate) and 23% is managed by Campbell Global (investing in timber). In consideration for providing co-investment capital, which is typically illiquid for approximately seven to ten years, we receive returns on our underlying partnership investment, our proportionate share of profits on assets in the fund, and the potential for fund incentive fee allocations. In connection with the Offering, as discussed further in "—Business History" herein, we entered into a co-investment deed with our Parent to provide it with the economic benefits related to the return of capital and incentive fee allocations with respect to specified co-investments currently held on our balance sheet. In addition, in the fourth quarter of 2015 we provided approximately $50 million of interim financing to Campbell Global for a $420 million U.S. timberland acquisition.

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
Acadian Asset Management LLC, or Acadian ($66.8 billion in AUM as of December 31, 2015), founded in 1986, is a leading quantitatively-oriented manager of active global and international equity, and alternative strategies. The firm pursues a fundamentally-grounded, data rich and highly structured approach to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian applies a range of investment and risk considerations to a universe of over 35,000 securities taken from 60 global markets. Managed strategies include global, international and emerging markets equities, long/short strategies, and managed volatility strategies. Its flagship Emerging Markets Equity strategy has outperformed its benchmark, MSCI Emerging Markets (Net), by 2.9% on an annualized basis since its inception in 1994 through December 31, 2015.
Acadian invests on behalf of a wide range of institutional clients across the globe, including public and private funds, endowments and foundations, and retail clients through sub-advisory channels. The firm's clients are domiciled in over 25 countries across Asia, the Middle East, Europe and North America. Acadian's management team is led by Chief Executive Officer Churchill Franklin and Chief Investment Officer John Chisholm. The firm has 86 investment and research professionals and manages over 40 distinct investment strategies.

Barrow, Hanley, Mewhinney & Straus LLC, or Barrow Hanley ($89.2 billion in AUM as of December 31, 2015), founded in 1979, has an outstanding long-term track record of providing its clients with superior performance and client service in a wide range of value-oriented investment strategies. The firm applies a strict definition of value that guides all of its investment decisions, as it employs disciplined, bottom-up analysis to construct value equity portfolios of U.S., non-U.S., global and emerging market securities that exhibit below-market price-to-earnings ratios, below-market price-to-book ratios, and above-market dividend yields, regardless of market conditions. The firm's value-oriented fixed income portfolios seek to achieve higher total returns with below-benchmark volatility by identifying temporarily mispriced securities with yield-to-maturity advantages over Treasury bonds of comparable maturity. Barrow Hanley's flagship large cap value equity product, which had over $47.3 billion of assets at December 31, 2015, has a 36-year track record.
Barrow Hanley has a diverse and longstanding clientele; the average tenure of its client base is 10 years, and more than one-third of its assets are from clients who have maintained their relationships with Barrow Hanley for more than 20 years. In addition to direct relationships with institutional investors, the firm serves as the sub-advisor to more than 45 highly regarded mutual funds, and is one of four external sub-advisors managing the $45 billion Vanguard Windsor II Fund. The firm is led by Executive Directors James Barrow and J. Ray Nixon, Jr. and a team of 21 Managing Directors specializing in multiple asset classes. The firm has 37 investment professionals managing 25 distinct strategy composites.
Campbell Global LLC, or Campbell Global ($6.3 billion in AUM as of December 31, 2015), founded in 1981, brings more than three decades of experience and leadership to sustainable timberland and natural resource investment management. As a full-service firm, it acquires and manages timberland for investors, while providing high quality service and expert management. The firm delivers superior investment performance by focusing on unique acquisition opportunities, client objectives, and disciplined management. Campbell Global currently manages more than 2.7 million acres (1.1 million hectares) worldwide.
Campbell Global has a diversified institutional client base that includes corporations, governments and endowments. As of December 31, 2015 the firm employed over 230 individuals across the U.S., Australia, Brazil and New Zealand, and provides its clients with an integrated, full-service approach to timberland investment through its broad expertise in sourcing and executing timberland acquisitions, as well as asset management and disposition. Campbell Global's management team is led by Chief Executive Officer and Chairman John Gilleland. The firm has 34 investment professionals managing its investment portfolio.
Copper Rock Capital Partners LLC, or Copper Rock ($4.7 billion in AUM as of December 31, 2015), founded in 2005, offers specialized, growth equity investment management focused on small and small/mid-capitalization strategies in international, global and emerging markets growth equities. Copper Rock's investment strategy seeks to outperform in up-markets due to the firm's pure fundamental growth approach and also to protect clients' capital through portfolio construction and a strong sell discipline.
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

Heitman LLC,* or Heitman ($29.1 billion in AUM as of December 31, 2015), founded in 1966, globally invests in and manages portfolios of real estate and real estate securities for its clients, which include public and corporate pension funds, endowments and foundations, and private investors. Heitman has substantial experience investing in and managing portfolios of real estate assets across the globe and has been an active real estate market participant over multiple economic and property cycles. Heitman's investment acumen is centered in the three primary segments of the global real estate property and capital markets: private real estate equity, public real estate securities and real estate debt. The firm's private real estate equity investments focus on core, value-added and opportunistic investment strategies. Heitman's public real estate securities operations have continuously managed North American real estate securities portfolios since 1989, and managed global real estate securities portfolios for its clients since 2007. The firm's team of real estate debt investment and asset management specialists provide superior insight and strategic investment expertise in structuring and managing senior and mezzanine debt investment opportunities.
Regardless of market segment, Heitman constructs portfolios to achieve or exceed targeted results for its clients while prudently managing the underlying level of risk to maximize the probability of achieving the desired risk-adjusted outcome. All of its strategies are offered to a wide variety of investors in either a separate account or commingled fund format. The firm's clients are supported by 28 professionals situated around the globe whose sole responsibilities are dedicated to client service and marketing. With headquarters in Chicago and ten other offices worldwide, Heitman's investment teams are based on the ground in the key global markets, providing its investment professionals with a deep understanding of the local and regional real estate dynamics needed to implement its strategies.
The firm's management team is led by its Chief Executive Officer, Maury Tognarelli. Jerry Claeys III serves as Heitman's non-executive Chairman. As of December 31, 2015, Heitman had: (i) twelve private equity portfolio managers overseeing seven commingled funds and thirteen separate accounts with varying investment strategies; (ii) three public securities portfolio managers overseeing five investment strategies and one managed fund that is administered through a Luxembourg UCITS platform; and (iii) two real estate debt portfolio managers overseeing two investment strategies and one commingled fund.
Investment Counselors of Maryland, LLC,* or ICM ($1.8 billion in AUM as of December 31, 2015), founded in 1972, focuses on value-driven equities and invests through a well-established, bottom-up investment process that it applies across the entire capitalization range, with an emphasis on small- and mid-cap companies. The firm employs a team orientation in making investment decisions. Each member of ICM's investment team has a sector focus and is responsible for generating and analyzing ideas within that sector. The most promising investment ideas are reviewed by the entire team, and the ultimate buy/sell decisions are made by the respective portfolio manager teams.
For over four decades, ICM has been managing assets for institutional clients and high net worth individuals through separate accounts and an institutional mutual fund, and has generated excellent results for its clients over this time. ICM's management team is led by Managing Partner and Chief Investment Officer, William V. Heaphy. The firm has eight investment professionals managing four distinct investment strategies.
Thompson, Siegel & Walmsley LLC, or TS&W ($14.5 billion in AUM as of December 31, 2015), founded in 1969, applies a value-oriented investment approach across a range of products in U.S. and international equities, fixed income and alternative investments. TS&W's singular investment objective is to outperform its benchmarks, net of fees, over rolling three- to five-year periods. TS&W employs a proprietary screening process to generate focused lists of companies that are most attractive within different market capitalization ranges. The firm's investment teams then use fundamental analysis to construct portfolios, which they believe possess catalysts that can unlock value.
TS&W has a diverse client base that includes corporations, public pensions, high-net-worth families and individuals, and sub-advisory clients through seven distinct investment platforms and has generated a strong track record of providing investors with excellent long-term results. The firm's management team is led by Chairman Lawrence Gibson, Chief Executive Officer Horace Whitworth, President Frank Reichel, Chief Investment Officer Brett Hawkins, and Managing Director, Institutional & Intermediary Business John Reifsnider. The firm has 25 investment professionals managing thirteen investment strategy composites.

*    Heitman and ICM are accounted for under the equity method of accounting.
Distribution Model and Client Base
Our distribution is focused on the institutional and sub-advisory channels, reached through both Affiliate-led and complementary, Company-led sales efforts. Our Affiliates have teams of established sales and client service professionals with broad and deep relationships across the major segments of the institutional investor community. Consistent with our partnership philosophy, Affiliates develop and maintain client relationships independently of both us and each other, while maintaining the option to participate in Company-led complementary distribution initiatives in the domestic sub-advisory, defined contribution, and selected global markets. In aggregate, our Affiliates have approximately 150 sales and marketing professionals servicing over 650 institutional and sub-advisory clients.
We launched our Company-led Global Distribution platform in 2012, which consists of a team of experienced channel and regional marketing specialists focused on developing new business opportunities for our Affiliates. In the U.S., complementing and enhancing the distribution capabilities of the Affiliates, we have one executive and four sales and marketing professionals focused on cultivating relationships in the sub-advisory (mutual fund and variable annuity) and defined contribution channels. We also maintain independent relationships with institutional investment consultants. If requested, our team also provides strategic marketing support for the Affiliates. Outside the U.S., where scale is a meaningful advantage to support geographic reach and servicing capabilities, we have a Global Distribution team consisting of ten dedicated and strategically deployed sales and marketing professionals focused on developing client relationships and gathering assets in Canada, the United Kingdom, continental Europe, Benelux, the Nordics, Asia (excluding Japan) and the Middle East. Within these channels and jurisdictions, our objective is to cultivate broad and deep relationships with key consultants and institutional investors and to generate new client opportunities for those Affiliates who take advantage of our Global Distribution platform. From January 1, 2012 through December 31, 2015, we have raised $10.9 billion in client assets for our current seven Affiliates. As a result of our Company-led Global Distribution platform, we expect our non-U.S. assets under management to increase.
The institutional channel accounts for 63% of our AUM. Within this channel, we have strong relationships in the public/government pension market (32% of our AUM) and the corporate plan market (20% of our AUM), which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across segments and geographies and have various growth characteristics.
While our Affiliates market primarily to institutional investors, we participate in the individual investor market through the sub-advisory channel, which represents 33% of our AUM. Within this channel, we manage assets for mutual funds, giving us exposure to a retail investor base and the defined contribution market. We have approximately 65 sub-advisory mandates on 50 leading platforms, including Vanguard, American Beacon, Principal and Transamerica. Our top ten sub-advisory relationships account for approximately 28% of AUM and 15% of run rate ENI management fees, including equity-accounted Affiliates, and have an average tenure of over ten years. We have experienced rapid growth in this channel, with sub-advisory assets growing over 56%, or 9% annually, from January 1, 2011 through December 31, 2015.

Across our Affiliates, our client base is highly diverse with no significant concentration in our portfolio, though some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2015, our Affiliates' top five client relationships represented 15% of total run rate ENI management fee revenue, including equity-accounted Affiliates, and our Affiliates' top 25 clients represented 32% of run rate ENI management fee revenue, including equity-accounted Affiliates. Old Mutual plc and its subsidiaries (other than us and our Affiliates) contributed less than 2% of total ENI management fee revenue, including equity-accounted Affiliates.

Total AUM:	$212.4 bn
Data as of December 31, 2015
Products and Investment Performance
Product Mix
Our Affiliates offer leading products in U.S., global, international and emerging markets equities; U.S. and emerging markets fixed income; and alternative investments, including timber and real estate.
The charts below present our average fee rates, assets under management, and ENI management fee revenue including equity-accounted Affiliates by asset class and illustrate the diversification benefits of our multi-boutique business model. Our largest asset class, U.S. large cap value equities, represents 27.0% of our AUM as of December 31, 2015; however, with a weighted average fee rate of approximately 20 basis points, this asset class represents only 16.5% of our ENI management fee revenue, including equity-accounted Affiliates in 2015. Each of five asset classes represents 13% or more of our ENI management fee revenue, including equity-accounted Affiliates, providing a balanced earnings stream to our business. Moreover, within our three largest asset classes by revenue—alternative investments, U.S. large cap value equities, and international equities—we offer a range of strategies which provide further stability to our earnings.

Data as of December 31, 2015
*    includes equity-accounted Affiliates

Total AUM: $212.4 bn	Total Management Fees: $758.6 m*
Data as of December 31, 2015	Data as of December 31, 2015
*    includes equity-accounted Affiliates

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

In the chart below, which measures revenue-weighted performance relative to benchmarks over the last five years, we typically have had between 60% and 90% of our revenue derived from products performing ahead of their respective benchmarks on a one-, three- and five-year basis. In evaluating prospective investments, we believe institutional investors generally give the three-year performance of an investment product the greatest weighting. With 83% of our revenue driven by products outperforming benchmarks over the three-year period, we believe our Affiliates are well-positioned to meet their clients' performance objectives.
Data as of December 31 for the years 2011 to 2015
In addition to analyzing our Affiliates' performance on a revenue-weighted basis, which gives us a perspective on product performance with respect to our Affiliates' existing client base, we also consider the number of our Affiliates' scale product strategies (defined as strategies with greater than $100 million of AUM) beating benchmarks. This latter measure, labeled as "equal-weighted," indicates the opportunity we have to generate sales in a variety of market environments. For instance, strong performance in a newer, smaller product such as small-cap emerging markets may not affect revenue-weighted performance, but it can have a meaningful effect on revenue growth given client demand for this higher fee product. The chart below indicates performance on a revenue-weighted and equal-weighted (by product) basis relative to benchmark, as at December 31, 2015. In addition, we have indicated the percentage of our assets beating their benchmarks over the same time periods. While we believe the first two methodologies provide better insight into our performance trends, we have also included AUM-weighted performance, as this is a more standard industry performance metric.

Data as of December 31, 2015
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
Business History
The predecessor of OMAM was formed in 1980. OMAM was formed on May 29, 2014 as a private limited company under the laws of England and Wales. Upon the consummation of the Reorganization (discussed below), we changed our name to OM Asset Management plc.

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

9.
OMAM entered into arrangements with OMGUK for the payment of future realizable benefits (estimated to total $198.1 million at December 31, 2015) associated with certain deferred tax assets existing as of the date of the Offering, as well as co-investments (with both a carrying value and fair value of $25.2 million at December 31, 2015) made by us in real-estate and timber strategies of our Affiliates.

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
Secondary Public Offering

On June 22, 2015, we completed a secondary public offering by our Parent of 13,300,000 ordinary shares of our Company pursuant to the Securities Act of 1933, as amended.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,995,000 shares of our Company from our Parent.  At December 31, 2015, our Parent owned 65.8% of our outstanding ordinary shares.
Employees
As of December 31, 2015, we had 1,163 full-time equivalent employees, of which 90 were employees of the Company and 1,073 were employees of our Affiliates. None of our employees or those of our Affiliates are subject to any collective bargaining agreements. We believe our relationships with our employees to be good and have not experienced interruptions to operations due to labor disagreements.
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
Our financial performance is dependent upon the abilities of our Affiliates to minimize the risk of outflows through sound relative investment performance over measured periods of time compared to relevant benchmarks and peer performance results. The performance of our Affiliates' investment strategies, which can be impacted by factors within and/or outside the control of our Affiliates, including general market and economic conditions, is critical to retaining existing client assets and investors, including in mutual funds and private funds our Affiliates advise or sub-advise, and attracting new client and investor assets. Poor performance can be caused by our Affiliates' choices in investing in sectors, industries, companies or assets that do not perform as well as others. Additionally, companies in which our Affiliates invest may incur negative changes in their financial conditions or suffer other adverse events that could reduce the values of the Affiliates' investments in those companies.
Net flows related to our investment strategies can be affected by investment performance relative to other competing investment strategies or to established benchmarks. Investment management strategies are rated, ranked or assessed by independent third parties, distribution partners, and industry periodicals and services. These assessments often influence the investment decisions of our Affiliates' clients and investors in mutual funds and private funds our Affiliates advise or sub-advise. If the performance or assessment of our Affiliates' investment strategies is seen as underperforming relative to peers, it could result in an increase in the withdrawal of assets by existing clients and investors in mutual funds and private funds our Affiliates advise or sub-advise, the termination of an Affiliate as a sub-adviser to a mutual fund and the inability to attract additional investments from existing and new clients or investors. If a significant portion of clients or investors decides to withdraw their investments or terminate their investment management agreements or sub-advisory agreements with our Affiliates, our Affiliates' abilities to generate earnings would decline and our results of operations and financial condition would be affected.

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
As of December 31, 2015, Acadian and Barrow Hanley represented approximately 73% of our assets under management, from which we derive a substantial portion of our revenue. An adverse change in the operating results of either of these Affiliates, whether as a result of poor investment performance, withdrawals of assets under management or otherwise, could have a substantial impact on our results of operations.
While our Affiliates invest in a number of asset classes, a significant portion of our assets are invested in a limited number of investment strategies. As of December 31, 2015, $105 billion, or 49%, of our assets under management were concentrated across five investment strategies: Barrow Hanley's Large Cap Value Equity ($47 billion, or 22%), Heitman's Real Estate Domestic Private Equity ($22 billion, or 10%), Acadian's Emerging Markets Equity ($15 billion, or 7%), Acadian's Global Equity ($12 billion, or 6%) and Acadian's Global Managed Volatility Equity ($9 billion, or 4%). Consequently, our results of operations are dependent upon the abilities of our Affiliates that manage these investment strategies to minimize the risk of outflows through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Barrow Hanley's large-cap value equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect investors' perception of us.
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
Our growth strategy is also enhanced by our ability to successfully make new acquisitions or investments, which will depend on our ability to find suitable firms to acquire or invest in, our ability to negotiate agreements with such firms on acceptable terms, and our ability to raise the capital necessary to finance such transactions. There is no certainty that we will identify suitable candidates at prices and terms we consider attractive, consummate any such acquisition or investment on acceptable terms, have sufficient resources to complete an identified acquisition or investment or that our strategy for pursuing acquisitions or investments will be effective. Our ability to make new acquisitions or investments may be restricted or limited by the regulations that govern our Parent's operations and our Parent's approval rights over acquisitions. In addition, any acquisition or investment can involve a number of risks, including the existence of known liabilities or contingent liabilities or those not disclosed or known by us prior to closing an acquisition or investment. An acquisition or investment may impose additional demands on our staff that could strain our operational resources and increase the possibility of operational error, and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue ordinary shares or spend significant cash to consummate an acquisition or investment, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition or investment that otherwise would be spent on the development and expansion of our existing businesses. Following a completed acquisition or investment, failure by us and the target firm to achieve a strong, long-term relationship, or failure of the firm to realize incremental organic growth and growth through leveraging its relationship with us may result in our inability to achieve the anticipated benefits of the acquisition or investment, and could have an adverse impact on our business, financial condition and results of operations. In addition, the capital available for our use and the nature by which we deploy it is subject to the approval of our Parent in certain circumstances. Any capital constraints imposed by our Parent may inhibit our ability to partner with new firms.
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
Our brand and reputation are also tied to the brand and reputation of our Parent and those of our Parent's other subsidiaries. As of December 31, 2015, our Parent indirectly owned 65.8% of our outstanding ordinary shares. We exercise no control over the activities of our Parent or its affiliates. We may be subject to reputational harm, or our relationships with existing and potential clients, third-party distributors, consultants and other business partners could be harmed, if our Parent or any of its affiliates, previously, or in the future, among other things, engages in poor business practices, experiences adverse results, becomes subject to litigation or otherwise damages its reputation or business prospects. Any of these events might in turn adversely affect our own reputation, our results of operations and our business prospects.
We or our Affiliates may not always successfully manage actual or potential conflicts of interests that may arise in our businesses.
As we continue to expand the scope of our business, we increasingly confront actual, potential and perceived conflicts of interest relating to our activities and the investment activities of our Affiliates. Conflicts may arise with respect to decisions by our Affiliates regarding the allocation of specific investment opportunities among accounts in which Affiliates may receive an allocation of profits and accounts in which they do not receive such an allocation or among client accounts that have overlapping investment objectives yet different fee structures, including certain accounts which may pay Affiliates performance-based fees.
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

The U.S. Securities and Exchange Commission, or SEC, and other regulators have increased their scrutiny of conflicts of interest. Our Affiliates have implemented procedures and controls to identify, manage and disclose actual, potential or perceived conflicts of interest, but it is possible that the procedures adopted by our Affiliates may not be effective in identifying, managing or mitigating all conflicts which could give rise to the dissatisfaction of, or litigation by, investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and the reputations of us and our Affiliates could be damaged if we or they fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely impact our business in a number of ways, including by making counterparties reluctant to do business with us, impeding our ability to retain or increase our assets under management, subjecting us to potential litigation and adversely impacting our results of operations.
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
Our Affiliates have strong client and consultant relationships in their core institutional marketplaces, and they depend upon these relationships to successfully market their existing products and strategies and to introduce new products and strategies. Some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2015, our Affiliates' top five client relationships represented 15% of total run rate ENI management fee revenue, including equity-accounted Affiliates, and our Affiliates' top 25 clients represented 32% of run rate ENI management fee revenue, including equity-accounted Affiliates. Total run rate ENI management fee revenue reflects the sum for each account at each of our seven Affiliates, of the product of (a) assets under management in each account at December 31, 2015, multiplied by (b) the relevant management fee rate on that account. This calculation includes the management fees paid by accounts at each of our equity-accounted Affiliates. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our Affiliates' businesses and negatively impact our results of operations.
The business of our Affiliates is dependent upon investment advisory agreements that are subject to negotiation, non-renewal, or termination, including termination upon assignment.
Our Affiliates derive substantially all of their revenues from the fees charged to their clients under their investment advisory agreements with those clients. The agreements generally provide for fees to be paid on the basis of the market values of assets under management, although a portion also provide for performance-based fees to be paid on the basis of investment performance against stated benchmarks.

An investment advisory agreement may be terminated by a client without penalty upon relatively short notice (typically no more than 30 days). In addition, the investment advisory agreements and sub-advisory agreements with respect to registered investment companies generally may be terminated by the mutual fund or, in those instances where an Affiliate serves as a sub-adviser, the mutual fund's adviser, without penalty, upon 60 days' notice and are subject to annual approval by the mutual fund's board of directors or trustees. Clients may decide to terminate or not renew an agreement for poor investment performance or any variety of reasons which may be beyond the control of our Affiliates. A decrease in revenues resulting from termination of an investment advisory agreement for any reason could have a material adverse effect on the revenue and profits of our Affiliates and a negative effect on our results of operations.
Pursuant to the Advisers Act, investment advisory agreements between our Affiliates, who are (or who have subsidiaries who are) U.S. registered investment advisers, and their clients are not assignable without the consent of the client. As required by the Investment Company Act of 1940, or the Investment Company Act, investment advisory agreements and sub-advisory agreements between our Affiliates and investment company clients and/or the investment advisers to those investment companies terminate upon their assignment. Assignment, as generally defined, includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a "controlling block" of the voting securities of the respective Affiliate. A transaction is not deemed an assignment under the Advisers Act or the Investment Company Act, however, if it does not result in a change of actual control or management of the relevant Affiliate.
Our Parent could decide to sell a controlling block of our voting securities in the future, in which event the contractual anti-assignment and termination provisions of the investment advisory agreements between our Affiliates and their clients may be implicated. If an assignment of an investment advisory agreement is deemed to occur, and clients do not consent to the assignment or, with respect to investment company clients, enter into a new agreement, which may require the approval of the investment company's shareholders, our results of operations could be materially and adversely affected.
The historical returns of our existing investment strategies may not be indicative of their future results or of the investment strategies we may develop in the future.
We have presented information with respect to the historical returns of our existing investment strategies throughout this Annual Report on Form 10-K, including under "Business—Products and Investment Performance." The historical returns of our Affiliates' strategies and the ratings and rankings our Affiliates or their strategies have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that our Affiliates may develop in the future. The investment performance our Affiliates achieve for their clients varies over time and the variance can be wide. The ratings and rankings our Affiliates or their strategies have received are typically revised monthly. The historical performance and ratings and rankings presented herein are as of December 31, 2015 and for periods then ended unless otherwise indicated. The returns on the strategies of our Affiliates' have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected investment opportunities and the returns on our Affiliates' strategies. These negative conditions may occur again, and in the future our Affiliates may not be able to identify and invest in profitable investment opportunities within their current or future strategies.
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
Furthermore a shift in the mix of assets under management from asset classes or products that generate higher fees to those that generate lower fees may result in a decrease in revenues while aggregate assets under management remain unchanged or increase. Such shifts can occur as various investment strategies go in and out of favor due to competition in the industry or as a result of movements between asset classes or certain products no longer being available to investors. In addition, in the event current or future Affiliates have or develop a focus on strategies that generate lower fees, a decrease in revenues may result. A decrease in revenues without a reduction in expenses will result in reduced net income.
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
As investment advisers, our Affiliates (or their registered subsidiaries) have fiduciary duties to their clients. Our Affiliates are required to follow specified investment guidelines established by their clients in the management of client accounts. Our Affiliates that advise or sub-advise registered investment companies are also required to invest fund assets in accordance with guidelines contained in the Investment Company Act and applicable provisions of the Internal Revenue Code of 1986, as amended, or the Code, as well as any guidelines established by the boards of the investment companies. Affiliates that manage accounts subject to the fiduciary responsibility provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must comply with the requirements of ERISA and regulations of the Department of Labor in their management of those plan accounts. An Affiliate's failure to comply with applicable client and regulatory guidelines could result in losses to a client which, depending on the circumstances, could result in an Affiliate's obligation to reimburse the client in whole for such losses. If an Affiliate believed that the circumstances did not justify a reimbursement, or a client believed the reimbursement offered was insufficient, the client could seek to recover damages from the Affiliate, withdraw assets from management by the Affiliate or terminate its investment advisory agreement with the Affiliate. An Affiliate that fails to follow investment guidelines or other limitations in the management of a client account may be subject to actual and threatened lawsuits, or be subject to investigations and proceedings by governmental and self-regulatory organizations and potential damages, fines or sanctions. Any of these events could harm the reputations of us and our Affiliates and adversely impact our and their results of operations and financial condition.

If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or results of operations. The potential for some types of operational risks, including, for example, trading errors, may be increased or amplified in periods of increased volatility, which can magnify the cost of an error. Although we have not suffered operational errors, including trading errors, of significant magnitude in the past, we may experience such errors in the future, which could be significant and the losses related to which we could be required to absorb. Additionally, we could be subject to litigation, particularly from our clients, and investigations and enforcement proceedings by and sanctions or fines from regulators. Our Affiliates' techniques for managing operational, legal and reputational risks in client portfolios may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.
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
In general, management fees for accounts that invest in non-U.S. equity markets, particularly emerging markets, are higher than those for accounts that invest in the domestic markets. Since approximately 40% of our Affiliates' total assets under management as of December 31, 2015 were invested in global, international and emerging markets equities, a significant reduction in assets under management associated with such investments could have a disproportionately adverse impact on our results of operations.
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
We have $90.0 million of debt outstanding as of December 31, 2015 under our revolving credit facility with third-party lenders. For additional information regarding our revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Working Capital and Long-Term Debt."
We may incur additional indebtedness in the future for a variety of business reasons, including in relation to our acquisition strategy, share repurchases, in connection with our obligations under the deferred tax asset deed that we have entered into with OMGUK and for seed or co-investment capital. We will be dependent on the cash flow generated from our Affiliates to service any indebtedness that is taken on by us.
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

Our Affiliates make investment decisions on behalf of their clients that could result in substantial losses to those clients. If their clients suffer significant losses or otherwise are dissatisfied with the service of one of our Affiliates, that Affiliate could be subject to the risk of legal liability or actions alleging, among other theories, negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment and/or fraud. These risks often are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. Our Affiliates may incur substantial legal expenses in defending against litigation commenced by a client or regulatory authority. Substantial legal liability levied on any one of our Affiliates could have a material adverse effect on our business, financial condition, or results of operations and could cause significant reputational harm.
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
Our sole business is asset management. As a result, we may be more impacted by trends and issues and more susceptible to negative events impacting the asset management industry than other more diversified financial services companies that provide asset management and other financial services.
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
Developments in the current regulatory environment in the U.S. may include heightened and additional examinations and inspections by regulators and the imposition of additional reporting and disclosure obligations. Regulators also may take a more aggressive posture on bringing enforcement proceedings which could result in fines, penalties and additional remedial activities.

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
Our business, results of operations and financial condition may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations in any of the jurisdictions in which we and our Affiliates conduct business. The ability of us and our Affiliates to function in this legislative and regulatory environment will depend on our and our Affiliates' ability to monitor and promptly react and adapt to legislative and regulatory changes, including situations where such changes in regulatory requirements may be driven by internal factors such as a reduction in ownership by our Parent or possibly other unilateral actions taken by our Parent. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we and our Affiliates conduct business.
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
At December 31, 2015, our Parent beneficially owned 65.8% of our outstanding ordinary shares. As a result of this ownership, and pursuant to the rights of our Parent under the Shareholder Agreement that we have entered into with our Parent and policies and procedures adopted by our Board of Directors, our Parent has significant power to control our business, affairs and policies, including the right to appoint a majority of the directors to our Board of Directors, and, accordingly, the appointment of management, the adoption of amendments to our articles of association and the number of ordinary shares available for issuance under our equity incentive plans for our prospective and existing employees. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our ordinary shares, which could prevent shareholders from receiving a premium for their ordinary shares. It also may make it difficult for other shareholders to replace management and may adversely impact the trading price of our ordinary shares because investors often perceive disadvantages in owning ordinary shares in companies with controlling shareholders.
Pursuant to a shareholder agreement that we have entered into with our Parent, or the Shareholder Agreement, our Parent, for so long as it remains the majority owner of our outstanding ordinary shares, has the right to appoint a majority of the directors to our Board of Directors and, for so long as it owns certain specified percentages of our outstanding ordinary shares that are less than a majority but greater than or equal to 7%, the right to appoint a certain number of directors to our Board of Directors. Our Board of Directors has adopted policies and procedures which give our Parent significant control over certain matters, including budgets, business strategy, acquisitions, expenditures, financings, dividends, insurance and compensation, and require us to comply with certain policies and procedures similar to those at our Parent.
The ownership by our Parent of a significant majority of our ordinary shares, its right to appoint a majority of our directors and its significant control with respect to certain matters as described above limits the ability of other shareholders to influence corporate matters. For information regarding the beneficial ownership of our outstanding ordinary shares by our Parent, see "Security Ownership of Certain Beneficial Owners and Management" in our 2016 Proxy Statement to be filed with the SEC within 120 days of our fiscal year ended December 31, 2015.
In addition, pursuant to the Shareholder Agreement, our Parent has approval rights over various matters until the date our Parent ceases to beneficially own at least 20% of our outstanding ordinary shares (provided that the consent rights related to the incurrence or guarantee of debt, the granting of liens and the declaration or payment of dividends shall not apply until the date that our Parent ceases to own more than 50% of our ordinary shares, so long as our Board of Directors approves such matters), including:

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
At December 31, 2015, our Parent continues to beneficially own a majority of our ordinary shares. As a result, we are a "controlled company" within the meaning of the NYSE Listed Company Manual. Under the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements in the NYSE Listed Company Manual, including:

•	the requirement that a majority of our Board of Directors consist of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors.
As of December 31, 2015, we utilized the exemptions to each of the requirements listed above. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements of the NYSE Listed Company Manual.
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
The interests of our Parent could conflict in material respects with those of our other shareholders. For example, our Parent (through its control of our Board of Directors or pursuant to consent rights in the Shareholder Agreement) may prevent us from incurring indebtedness or making acquisitions with our own capital for any reason, including if such actions would adversely affect its capital ratios on a consolidated basis, negatively affect its credit rating or otherwise influence its financial metrics. Our Parent also could, for similar or other reasons, exert control over the amount and timing of our investments and dispositions, cause us to sell revenue-generating assets or control the issuance of additional ordinary shares. Any such actions by our Parent could affect the amount of cash available for distribution to shareholders. In addition, our Parent may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. It also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our Parent may have tax positions that are different from ours which could influence its decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration our Parent's tax considerations even where no similar benefit would accrue to us.
Our Parent is also allowed to take into account the interests of parties other than us in resolving conflicts of interest. As an English plc our Parent owes no duty to our other shareholders. Furthermore, our articles of association specify that no officer or director owes any duty to any shareholder. Other affiliates of our Parent and existing and former personnel employed by our Parent may not be subject to non-competition, non-solicitation and confidentiality agreements to which members of our management and those of our Affiliates are subject and thus may not be prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our Parent also may control the enforcement of obligations owed to us by it and its affiliates and decide whether to retain separate counsel or others to perform services for us.
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
We target a dividend payout in the range of 25% of ENI, subject to maintaining a sustainable quarterly dividend per share. Beginning on the date our Parent ceases to own more than 50% of our ordinary shares and ending on the date that our Parent ceases to beneficially own at least 20% of our outstanding ordinary shares, the approval of our Parent will be required to declare any dividend other than in accordance with the dividend policy approved by our Board of Directors as of the date our Parent ceases to beneficially own more than 50% of our outstanding ordinary shares. Any declaration of dividends will be at the discretion of our Board of Directors and subject to the approval of our Parent (for so long as required), and will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements and any other factors that our Board of Directors or Parent deems relevant in making such a determination. Under English law, we may only pay dividends out of our accumulated, realized profits, so far as not previously utilized by distribution or capitalization and provided that at the time of payment of the dividend, the amount of our net assets is not less than the total of our called-up share capital and undistributable reserves. In addition, as a holding company, we will be dependent upon the ability of our Affiliates to generate earnings and cash flows and distribute them to us so that we may pay dividends to our shareholders. The ability of our Affiliates to distribute cash to OMUS will be subject to their operating results, cash requirements and financial condition, the applicable provisions of governing law which may limit the amount of funds available for distribution, their compliance with covenants and financial ratios related to existing or future indebtedness, and their other agreements with third parties. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our ordinary shares.
Some of our directors are executive officers of our Parent.
As of December 31, 2015, all of our directors have been designated to our Board of Directors by our Parent. Two of these directors are officers or employees of our Parent. Because of each of these two director's positions as an officer or employee of our Parent, these two directors own substantial amounts of shares of our Parent. Ownership interests of these two directors in shares of our Parent, or service of certain of our directors as officers of our Parent, may create, or may create the appearance of, conflicts of interest when a director is faced with a decision that could have different implications for the two companies. These potential conflicts could arise, for example, over matters such as the desirability of an acquisition opportunity, employee retention or recruiting, capital management or our dividend policy and could result in the Company taking actions that are in the best interests of our Parent but not our other shareholders. Our Board of Directors has authorized any conflict of interest that any director appointed to our Board of Directors by our Parent from time to time may have with respect to any position held, or other interest, in any member of our Parent's group of companies. Notwithstanding any such conflict, directors appointed to our Board of Directors by our Parent are entitled to receive all information provided to, and participate fully in all deliberations and participate in any vote of, our Board of Directors, for all matters.

Our separation from our Parent could have a negative impact on our business and results of operations due to our Parent's strong brand and reputation.
Prior to the Offering, we benefitted from being a wholly-owned subsidiary of our Parent and a member of our Parent's group of companies as we believe the association has provided us with preferred status among a variety of service providers, vendors and others due to our Parent's globally recognized brand, perceived high quality products and services and strong capital base and financial strength. In connection with the Offering, we entered into an intellectual property license agreement with our Parent and, solely for the intellectual property owned by it applicable to the agreement, Old Mutual Life Assurance Company (South Africa) Ltd., or OMLACSA, which we refer to as the Intellectual Property Agreement. Pursuant to the Intellectual Property Agreement, our Parent and OMLACSA have granted us a limited, non-exclusive, fully paid-up, royalty-free, non-transferable, non-sublicensable license to use certain trademarks, servicemarks, names and logos, including the names "Old Mutual", "OM" and the "OM 3 anchor design logo" with respect to our business worldwide, subject to certain exceptions set forth in the Intellectual Property Agreement. The license term is through the period ending six months after the date on which our Parent ceases to directly or indirectly own a majority of our outstanding ordinary shares; provided, however that under the Intellectual Property Agreement, our Parent and OMLACSA have given us a perpetual right (i) to use the name "OM Asset Management" as all or part of our corporate or trade names, (ii) to use "OMAM" in all or part of our corporate or trade names, businesses and activities, including in any advertising or promotional materials, and as a ticker symbol and (iii) to use omam.com as a website and an email address. After this license expires, we must cease using the licensed intellectual property (other than as described above and in the Intellectual Property Agreement) and any benefits that we derived from the use of the "Old Mutual" brand name and logo will likely be diminished or eliminated.
In addition, certain of our Parent's other affiliates have established investment advisory and other investment-advisory related relationships with our Affiliates pursuant to which our Affiliates derive revenue. For the year ended December 31, 2015, our Parent and its subsidiaries (other than the Company and our Affiliates) contributed less than 2% of total ENI revenue including equity-accounted Affiliates. We cannot predict whether these relationships would continue when we are no longer a majority-owned subsidiary of our Parent.
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
Based on the rules for determining share ownership under section 7874 of the Code, in particular the rule excluding shares owned by OMGUK, which should be treated as a member of the expanded affiliated group including OMAM, we have taken and continue to take the position that OMGUK should be treated as owning less than 80% of our ordinary shares after the Reorganization and that, therefore, OMAM should be treated as a foreign corporation for U.S. federal income tax purposes, although no assurances can be given in this regard. If OMAM were to be treated as a U.S. corporation, income it earned would become subject to U.S. taxation, and the gross amount of any dividend payments to its non-U.S. shareholders could be subject to 30% U.S. withholding tax, depending on the application of any income tax treaty that might apply to reduce the withholding tax.
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
Based on the rules for determining share ownership under section 7874 of the Code, in particular the rule excluding shares owned by OMGUK, which should be treated as a member of the expanded affiliated group including OMAM, we have taken and continue to take the position that OMGUK should be treated as owning less than 60% of our ordinary shares, and that therefore OMUS should not be subject to the limitations described above, although no assurances can be offered in this regard. If such limitations were to apply, the U.S. consolidated group that includes OMUS would owe potentially more U.S. tax due to the inability to utilize these tax attributes, but there would likely be a corresponding reduction in the obligation of OMAM to make payments under the deferred tax asset deed, in the same or subsequent periods.
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

For instance, on September 22, 2014, the IRS issued Notice 2014-52, which describes certain regulations that the IRS intends to issue addressing certain types of transactions that implicate Section 7874 of the Code. While the proposed effective date of such regulations is prior to the date of our initial public offering, we believe that the proposals discussed in Notice 2014-52 would not impact the treatment of the Reorganization, or OMAM's status as a foreign corporation, under Section 7874 of the Code. The IRS issued final regulations on June 3, 2015, which address the "substantial business activities" test of Section 7874 of the Code. We believe that those regulations, which have an effective date of June 4, 2015, do not impact the treatment of the Reorganization. Finally, on November 19, 2015, the IRS and the U.S. Department of the Treasury issued Notice 2015-79, or the 2015 Notice, describing certain regulations they intend to promulgate under Section 7874 and certain other sections of the Code to address so-called inversion transactions, which, when promulgated, generally would be effective for certain transactions completed on or after November 19, 2015 or, in certain cases, to certain specified transactions occurring after that date provided that an inversion transaction had occurred on or after September 22, 2014. While the proposed effective dates in the 2015 Notice would, in certain cases, apply to transactions, such as our initial public offering, that occurred after September 22, 2014, we believe that the proposals discussed in the 2015 Notice would not impact the treatment of the Reorganization or OMAM’s status as a foreign corporation under Section 7874 of the Code.
In addition, recent legislative proposals have aimed to expand the scope of Section 7874 and/or to expand the scope of U.S. corporate tax residence. If any such legislation (or similar legislation) were enacted, or if future IRS guidance were issued addressing the scope of U.S. corporate tax residence, it could cause OMAM to be treated as a domestic corporation for U.S. federal income tax purposes as of or after the Reorganization or could otherwise adversely affect us.
In July 2013, The Organization for Economic Co-operation and Development launched an Action Plan on Base Erosion and Profit Shifting, or the BEPS Action Plan. The BEPS Action Plan identifies 15 specific actions to address Base Erosion and Profit Shifting, sets deadlines to implement the actions and identifies the resources needed and the methodology to implement these actions. The OECD published their final package of reports relating to the 15 actions outlined in the BEPS Action Plan in October 2015. On December 9, 2015, the U.K Government published draft legislation designed to implement action two of the BEPS Action Plan (Neutralising the Effects of Hybrid Mismatch Arrangements). The U.K. legislation is expected to be enacted in 2016, with a commencement date of January 1, 2017. These contemplated changes, if finalized and adopted by countries, could adversely affect our provision for income taxes.
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

Under U.K. tax law, dividends and other distributions from the U.K. companies in our group are not subject to U.K. withholding tax. However, dividends, interest or other income earned by OMUS or Affiliates of OMUS from foreign entities that OMUS or such Affiliates control or have invested in may be subject to foreign withholding taxes. Unless our share of these withholding taxes is fully credited against our U.S. or U.K. income tax liability or otherwise fully refunded, it could increase our aggregate tax burden. Although we intend to arrange the ownership of our foreign subsidiaries, our intercompany dividends, interest and other payments and our investments in foreign countries on our own behalf and on behalf of our clients with a view to minimizing the incurrence of such withholding taxes, there can be no assurance that such arrangements will have the intended result.
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
Proposals have been introduced in the U.S. Congress that, if ultimately enacted, could either limit treaty benefits on certain payments made by our Affiliates or their subsidiaries or subject the earnings from non-U.S. subsidiaries of our Affiliates to taxation, or both. In addition, the U.S. Treasury Department has recently published a new model U.S. income tax treaty that would, if incorporated into existing U.S. income tax treaties, potentially limit benefits on which we expect to rely. We cannot predict the outcome of any specific legislative proposals or amendments to existing treaties. However, since we operate or have operations in a number of foreign jurisdictions, our plans for expansion or our results of operations in such jurisdictions could be adversely affected if any adopted proposals resulted in an increase in our tax burden, costs of our tax compliance or otherwise adversely affected our results of operations and cash flows.

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
If we raise additional funds by issuing additional ordinary shares, dilution to our shareholders could result. If we raise additional funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of holders of our ordinary shares, and the terms of the debt securities issued could impose significant restrictions on our operations. A failure to obtain adequate funds may affect our ability to make acquisitions of new affiliates or to seed new products of existing Affiliates, and may have a material adverse effect on our business and financial condition.
Future sales of our ordinary shares by us, OMGUK or other shareholders could cause our share price to decline.
If we, OMGUK or other shareholders sell, or indicate an intention to sell, or there is a perception that they might sell substantial amounts of our ordinary shares in the public market, the trading price of our ordinary shares could decline below the current trading level. At December 31, 2015, there were no shares subject to lock-up agreements.
Sales by OMGUK or other shareholders or the possibility that these sales may occur also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
Pursuant to a registration rights agreement that we have entered into with our Parent, we agreed to use our reasonable best efforts to file registration statements and prospectus supplements from time to time for the sale of ordinary shares held by OMGUK now or in the future. We filed a registration statement on Form S-3 registering all of the ordinary shares held by OMGUK, which was declared effective on December 3, 2015.

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
As a public company whose ordinary shares are publicly traded in the U.S., our management devotes substantial time to compliance with our public company legal and reporting obligations.
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
In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing with this Annual Report on Form 10-K for fiscal year 2015, we have performed system and process evaluations and we have tested our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley, and obtain an auditor attestation as to the effectiveness of our internal controls.
Testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 has required that we incur additional accounting expense and expend additional management time on compliance-related issues. Moreover, if at any time we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
At December 31, 2015, our Parent was interested in over 50% of our voting share capital, and therefore, if the Takeover Panel were to determine that we were subject to the Takeover Code, our Parent would be able to increase its aggregate holding in us without triggering the requirement under Rule 9 of the Takeover Code to make a cash offer for the outstanding shares in the Company.
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
In the case of certain increases in our issued share capital, under English law, existing holders of shares are entitled to pre-emption rights to subscribe for such shares, unless shareholders dis-apply such rights by a special resolution at a shareholders' meeting. These pre-emption rights were dis-applied by our shareholder prior to our initial public offering and we shall propose equivalent resolutions in the future once the initial period of dis-application has expired. However, OMGUK will have pre-emption rights, subject to certain exceptions, until it ceases to own at least 7% of our outstanding ordinary shares. In any event, U.S. holders of ordinary shares in U.K. companies are customarily excluded from exercising any such pre-emption rights they may have, unless a registration statement under the Securities Act is effective with respect to those rights, or an exemption from the registration requirements thereunder is available. We cannot assure U.S. investors that any exemption from the registration requirements of the Securities Act or applicable non-U.S. securities laws would be available to enable U.S. or other non-U.K. holders to exercise such pre-emption rights or, if available, that we will utilize any such exemption.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Ordinary Shares
Our ordinary shares began trading on the New York Stock Exchange under the symbol "OMAM" on October 9, 2014. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth the high and low sales price per ordinary share as reported on the New York Stock Exchange and dividends declared for the period indicated:

	Share price:		Dividends Declared
For the year ended December 31, 2014	High	Low
Fourth quarter (from October 9, 2014)	$16.94	$13.25	$—
For the year ended December 31, 2015
First quarter	$19.00	$14.94	$0.08
Second quarter	$20.05	$16.56	$0.08
Third quarter	$18.22	$14.54	$0.08
Fourth quarter	$17.04	$13.86	$0.08
The closing price per ordinary share as reported on the New York Stock Exchange on March 11, 2016 was $12.30. As of March 11, 2016, there were two shareholders of record, including banks, brokers and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our ordinary shares).
The Company did not declare a dividend in 2014.
Dividend policy
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
The following graph compares the cumulative shareholder return on our ordinary shares from October 8, 2014, the date of our initial public offering through December 31, 2015, with the cumulative total return, during the same period, of the Standard & Poor's 500 Index, the Standard & Poor's 500 Financial Sector Index and a peer group comprised of AllianceBernstein Holding L.P., Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., Calamos Asset Management, Inc., Cohen & Steers, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Capital Group, Inc., Legg Mason, Inc., T. Rowe Price Group, Inc., Virtus Investment Partners, Inc. and Waddell & Reed Financial, Inc. The comparison assumes the investment of $100 at the time of our initial public offering on October 8, 2014 in our ordinary shares at the initial offering price of $14.00 per share and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

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
The following table sets forth selected historical consolidated financial data for our Company as of the dates and for the periods indicated. The selected statement of operations data for each of the five years presented and the balance sheet data as of December 31, 2015, 2014, 2013, and 2012 have been derived from our historical Consolidated Financial Statements audited under U.S. GAAP.
Unaudited consolidated balance sheets dated as of December 31, 2011 were audited in accordance with International Financial Reporting Standards, and have been adjusted to be in accordance with U.S. GAAP for the purposes of the following selected historical and consolidated financial data presentation. These unaudited financial statements have been prepared on substantially the same basis as our Consolidated Financial Statements that were audited in accordance with U.S. GAAP and include all adjustments that we consider necessary for a fair statement of our consolidated statements of operations and balance sheets for the periods and as of the dates presented therein.
You should read our following selected historical consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated Financial Statements and the related notes thereto, included elsewhere in this Annual Report.

	Years ended December 31,
($ in millions, except per share data as noted)	2015	2014	2013	2012	2011
U.S. GAAP Statement of Operations Data(2):
Management fees(3)	$637.2	$569.7	$478.2	$399.3	$398.2
Performance fees	61.8	34.3	18.1	14.1	4.3
Other revenues	0.3	1.6	1.8	0.5	0.3
Consolidated Funds' revenue(3)	—	450.7	430.5	289.6	321.4
Total Revenue(3)	$699.3	$1,056.3	$928.6	$703.5	$724.2
Net income before tax from continuing operations attributable to controlling interests(4)	$201.3	$68.1	$32.7	$27.3	$22.0
Net income from continuing operations attributable to controlling interests(3)(4)	154.7	55.3	19.4	24.0	26.2
Net income (loss) from continuing operations(3)	154.7	(45.0)	(97.1)	(50.0)	(68.7)
U.S. GAAP operating margin(3)(5)	27%	(6)%	(11)%	(9)%	(11)%
U.S. GAAP basic earnings per share from continuing operations attributable to controlling interests	$1.28	$0.46	$0.16	$0.20	$0.22
U.S. GAAP diluted earnings per share from continuing operations attributable to controlling interests	$1.28	$0.46	$0.16	$0.20	$0.22

	Years ended December 31,
($ in millions, unless otherwise noted)	2015	2014	2013	2012	2011
Non-GAAP Data(1)(7):
Economic net income(6):
Management fees	$637.2	$589.9	$499.8	$420.9	$420.1
Performance fees	13.7	34.3	18.1	14.1	2.9
Other revenues	13.0	11.2	9.6	15.8	12.2
Total ENI revenue	$663.9	$635.4	$527.5	$450.8	$435.2
Pre-tax economic net income	$203.5	$204.1	$153.0	$131.3	$124.3
Economic net income, excluding non-recurring performance fee	149.7	151.3	122.9	112.3	101.9
Economic net income	161.1	151.3	122.9	112.3	101.9
ENI operating margin(8)	37%	39%	34%	33%	32%
ENI earnings per share, excluding non-recurring performance fee, basic(7)	$1.25	$1.26	$1.02	$0.94	$0.85
ENI earnings per share, excluding non-recurring performance fee, diluted(7)	1.24	1.26	1.02	0.94	0.85
Economic net income per share (including non-recurring performance fee), basic(6)	1.34	1.26	1.02	0.94	0.85
Economic net income per share (including non-recurring performance fee), diluted(6)	1.34	1.26	1.02	0.94	0.85
Other Operational Information(1):
Assets under management at period end (in billions)	$212.4	$220.8	$198.8	$156.7	$136.8
Net client cash flows (in billions)	(5.1)	9.5	10.5	0.4	(4.6)
Annualized revenue impact of net flows (in millions)(9)	18.9	54.5	42.5	11.2	(12.1)

	Years ended December 31,
($ in millions)	2015	2014	2013	2012	2011 (1)
U.S. GAAP Balance Sheet Data:
Total assets(10)	$1,014.1	$7,772.9	$8,551.8	$8,529.8	$8,372.9
Total assets attributable to controlling interests	1,014.1	993.2	1,014.4	999.2	1,027.2
Total debt(10)	90.0	4,309.9	5,469.0	5,641.8	5,248.5
Total debt attributable to controlling interests	90.0	214.0	1,043.2	1,147.5	1,198.3
Total liabilities(10)	848.2	5,215.5	6,015.9	6,097.8	5,696.9
Total liabilities attributable to controlling interests	848.2	956.7	1,461.1	1,480.5	1,515.1
Net assets(10)	$165.9	$2,557.4	$2,535.9	$2,432.0	$2,676.0
Redeemable non-controlling interests in consolidated Funds(3)	—	(61.9)	(403.3)	(88.9)	(108.8)
Non-controlling interests in consolidated Funds(3)	—	(2,459.0)	(2,579.3)	(2,824.4)	(3,055.1)
Non-controlling interests	—	—	(0.1)	(0.9)	(4.5)
Shareholders' equity (deficit)	$165.9	$36.5	$(446.8)	$(482.2)	$(492.4)

(1)	Unaudited.

(2)
The U.S. GAAP Statement of Operations Data above has been presented on a continuing operations basis. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into this annual report for further discussion of our results of operations, including discontinued operations, and a reconciliation to the results from continuing operations.

(3)
Statement of operations data presented in accordance with U.S. GAAP include the results of consolidated Funds managed by our Affiliates where it has been determined these entities are controlled by our Company. The effects of consolidating these entities include a reduction in management fee revenue ranging from $20.2 million to $21.9 million per annum for fiscal years 2011 through 2014 with offsetting increases in the results of consolidated Funds. The net income from continuing operations presented as attributable to controlling interests exclude the income or loss directly attributable to third-party Fund investors, and represent the net amounts attributable to our shareholders. In the first quarter of 2015, we elected to adopt the provisions of ASU 2015-02, effective on January 1, 2015 using the modified retrospective method, which resulted in the de-consolidation of all Funds previously consolidated as of December 31, 2014. For the year ended December 31, 2015, there were no new Funds which required consolidation pursuant to ASU 2015-02, and total revenue, U.S. GAAP operating margin and net income (loss) from continuing operations for the year ended December 31, 2015 are therefore not directly comparable to 2011 through 2014.

(4)
The following table reconciles our net income attributable to controlling interests to our net income from continuing operations attributable to controlling interests and our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2015	2014	2013
Net income attributable to controlling interests	$155.5	$51.7	$25.7
Exclude: Loss (profit) on discontinued operations attributable to controlling interests	(0.8)	3.6	(6.3)
Net income from continuing operations attributable to controlling interests	154.7	55.3	19.4
Add: Income tax expense	46.6	12.8	13.3
Pre-tax income from continuing operations attributable to controlling interests	$201.3	$68.1	$32.7

(5)
U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue. In the first quarter of 2015, we elected to adopt the provisions of ASU 2015-02, effective on January 1, 2015 using the modified retrospective method, which resulted in the de-consolidation of all Funds previously consolidated as of December 31, 2014. Excluding the effect of Funds consolidation in periods prior to January 1, 2015, the U.S. GAAP operating margin would be 17% for the year ended December 31, 2014, 18% for the year ended December 31, 2013, 21% for the year ended December 31, 2012 and 19% for the year ended December 31, 2011.

(6)
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

(7)
In the second quarter of 2015, we recorded a non-recurring performance fee of $11.4 million, net of associated expenses and taxes. While all performance fees fall within OMAM's definition of economic net income, we believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of our recurring economics. We have therefore presented our economic net income with this non-recurring performance fee excluded from revenue and expenses and presented it on a net basis after economic net income before non-recurring performance fee. This presentation provides a more comparative view across reporting periods of the line items which make up ENI revenue and expense. Unless explicitly noted, the revenue, expense and key metrics herein exclude the impact of the non-recurring performance fee.

(8)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure—Economic Net Income."

(9)
Annualized revenue impact of net flows excludes market appreciation or depreciation. Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, including equity-accounted Affiliates. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Assets Under Management."

(10)
Balance sheet data presented in accordance with U.S. GAAP for the years 2011 through 2014 include the results of Funds managed by our Affiliates where it has been determined these entities are controlled by our Company. Consolidated assets and liabilities of these entities that are attributable to third-party investors, or non-controlling interests, have the effect of increasing our consolidated assets and liabilities. The net assets and liabilities presented as attributable to controlling interests exclude the portions directly attributable to these third-party investors, and represent the net amounts attributable to our shareholders. Similarly, Shareholders' equity (deficit) represents our net assets after excluding net assets directly attributable to these third-party investors.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes which appear in this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data.
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
Our MD&A is presented in five sections:

•
Overview provides a brief description of our Affiliates, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income, or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate and asset class.

•
U.S. GAAP Results of Operations for the years ended December 31, 2015, 2014, and 2013 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items over the last three years as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure—Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the years ended December 31, 2015, 2014, and 2013, as well as a reconciliation of key ENI operating items including ENI Revenue and ENI Operating Expenses. In addition, this section provides key Non-GAAP operating metrics and a calculation of tax on Economic Net Income.

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
The arrangements in place with our Affiliates result in the sharing of economics between OMUS and each Affiliate's key management personnel using a profit-sharing model, except for ICM, which uses a revenue share model as a result of a legacy economic arrangement that has not been restructured. Profit sharing affects two elements within our earnings: (i) the calculation of variable compensation and (ii) the level of each Affiliate's equity or profit interests distribution to its employees. Variable compensation is the portion of earnings that is contractually allocated to Affiliate employees as a bonus pool, typically representing a fixed percentage of earnings before variable compensation, which is measured as revenues less fixed compensation and benefits and other operating and administrative expenses. Profits after variable compensation are shared between us and Affiliate key employee equity holders according to our respective equity or profit interests ownership. The sharing of profits in this manner ensures that the economic interests of Affiliate key employees and those of OMUS are aligned, both in terms of generating strong annual earnings as well as investing those earnings back into the business in order to generate growth over the long term. We view profit sharing as an attractive operating model, as it allows us to share in the benefits of operating leverage as the business grows, and ensures all equity and profit interests holders are incentivized to achieve that growth.
Equity or profit interests owned by Affiliate key employees are either awarded as part of their variable compensation arrangements, or alternatively, may have originally resulted from OMUS acquiring less than 100% of the Affiliate. Over time, Affiliate key employee-owned equity or profit interests are recycled from one generation of employee-owners to the next either by the next generation purchasing equity or profit interests directly from retiring principals, or by Affiliate key employees forgoing cash bonuses in exchange for the equivalent value in Affiliate equity or profit interests. The recycling of equity or profit interests is often facilitated by OMUS; see "—U.S. GAAP Results of Operations—U.S. GAAP Expenses—Compensation and Benefits Expense" for a further discussion.

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
ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes non-cash charges representing the changes in the value of Affiliate equity and profit interests held by Affiliate key employees, the results of discontinued operations which are no longer part of our business, and, prior to 2015, that portion of consolidated Funds which are not attributable to our shareholders. ENI is also adjusted to reflect the effect of restructuring and reorganization activity undertaken in connection with the Offering.
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliates. Revenue included within ENI differs from U.S. GAAP revenue in that prior to 2015 it excludes amounts from consolidated Funds which are not attributable to our shareholders, and includes our share of earnings from equity-accounted Affiliates.
ENI expenses are calculated to reflect all usual expenses from ongoing continuing operations attributable to our shareholders. Expenses included within ENI differ from U.S. GAAP expenses in that prior to 2015 they exclude amounts from consolidated Funds not attributable to our shareholders, revaluations of Affiliate key employee owned equity and profit interests, amortization and impairment of acquired intangibles and certain other non-cash expenses.
"Non-controlling interests" is a concept under U.S. GAAP that identifies net components of revenues and expenses that are not attributable to our shareholders. For example, the portion of the net income (loss) of any consolidated Funds that is attributable to the outside investors or clients of the consolidated Funds is included in "Non-controlling interests" in our Consolidated Financial Statements. Conversely, "controlling interests" is the portion of revenue or expense that is attributable to our shareholders.

For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure—Economic Net Income."
Summary Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2015, 2014, and 2013. On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated all Funds that had been consolidated as of December 31, 2014:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
U.S. GAAP Basis
Revenue	$699.3	$1,056.3	$928.6	$(357.0)	$127.7
Net income from continuing operations attributable to controlling interests(1)	154.7	55.3	19.4	99.4	35.9
Net income attributable to controlling interests(1)	155.5	51.7	25.7	103.8	26.0
U.S. GAAP operating margin(2)	27%	(6)%	(11)%	n/m	5%
Earnings per share, basic, $ (9)	$1.29	$0.43	$0.21	$0.86	$0.22
Earnings per share, diluted, $ (9)	1.29	0.43	0.21	0.86	0.22
Basic shares outstanding (in millions)(9)	120.0	120.0	120.0	—	—
Diluted shares outstanding (in millions)(9)	120.5	120.0	120.0	0.5	—
Economic Net Income Basis
(Non-GAAP measure used by management)
ENI revenue(3)(4)(6)	$663.9	$635.4	$527.5	$28.5	$107.9
Pre-tax economic net income(3)(4)(7)	203.5	204.1	153.0	(0.6)	51.1
Economic net income, excluding non-recurring performance fee(3)(4)(8)	149.7	151.3	122.9	(1.6)	28.4
ENI basic earnings per share, excluding non-recurring performance fee, $ (4)(9)	$1.25	$1.26	$1.02	$(0.01)	$0.24
ENI diluted earnings per share, excluding non-recurring performance fee, $ (4)(9)	$1.24	$1.26	$1.02	$(0.02)	$0.24
ENI operating margin(4)(5)	37%	39%	34%	(2)%	5%
Adjusted EBITDA(4)	$212.7	$210.7	$157.4	$2.0	$53.3
Other Operational Information
Assets under management (AUM) at year end (in billions)	$212.4	$220.8	$198.8	$(8.4)	$22.0
Net client cash flows (in billions)	(5.1)	9.5	10.5	(14.6)	(1.0)
Annualized revenue impact of net flows (in millions)(10)	18.9	54.5	42.5	(35.6)	12.0

(1)	Net income from continuing operations attributable to controlling interests and net income attributable to controlling interests exclude the results of Funds consolidated prior to January 1, 2015.

(2)
U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue. Excluding the effect of Funds consolidation in periods prior to January 1, 2015, the U.S. GAAP operating margin would be 17% for the year ended December 31, 2014 and 18% for the year ended December 31, 2013.

(3)
Economic net income, which is presented after Affiliate key employee distributions, is a non-GAAP measure we use to evaluate the performance of our continuing operations. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to "—Non-GAAP Supplemental Performance Measures—Economic Net Income."

(4)
In the second quarter of 2015, we recorded a non-recurring performance fee of $11.4 million, net of associated expenses and taxes. While all performance fees fall within OMAM's definition of economic net income, we believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of our recurring economics. We have therefore presented economic net income with this non-recurring performance fee excluded from revenue and expenses. This presentation provides a more comparative view across reporting periods of the line items which make up ENI revenue and expense. Unless explicitly noted, the revenue, expense and key ENI metrics herein exclude the impact of the non-recurring performance fee.

(5)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds in periods prior to January 1, 2015) of 27% for the year ended December 31, 2015, 17% for the year ended December 31, 2014 and 18% for the year ended December 31, 2013.

(6)	ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.

(7)	Pre-tax Economic net income is the ENI measure which corresponds to U.S. GAAP net income (loss) before tax from continuing operations attributable to controlling interests.

(8)	Economic net income excluding the non-recurring performance fee is the ENI measure which corresponds to U.S. GAAP net income (loss) from continuing operations attributable to controlling interests.

(9)	Reflects pro forma shares outstanding in prior year periods.

(10)
Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, including equity-accounted Affiliates. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation. For a further discussion of the uses and limitations of the annualized revenue impact of net flows, see "Assets Under Management" herein.

Assets Under Management
Our total assets under management as of December 31, 2015 were $212.4 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	December 31, 2015	December 31, 2014	December 31, 2013
Acadian Asset Management	$66.8	$70.3	$65.2
Barrow, Hanley, Mewhinney & Strauss	89.2	99.7	91.0
Campbell Global	6.3	6.8	6.6
Copper Rock Capital Partners	4.7	3.2	2.7
Heitman	29.1	26.7	23.4
Investment Counselors of Maryland	1.8	2.1	2.5
Thompson, Siegel & Walmsley	14.5	12.0	7.4
Total assets under management	$212.4	$220.8	$198.8

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternative, real estate and timber, which consist of real estate, timberland investments and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	December 31, 2015	December 31, 2014	December 31, 2013
U.S. equity, small/smid cap value	$6.9	$7.8	$8.3
U.S. equity, mid cap value	9.5	9.5	7.3
U.S. equity, large cap value	57.4	65.4	61.2
U.S. equity, core/blend	3.1	4.6	3.8
Total U.S. equity	76.9	87.3	80.6
Global equity	29.4	30.0	24.8
International equity	37.0	31.9	29.6
Emerging markets equity	18.4	22.1	19.9
Total global/non-U.S. equity	84.8	84.0	74.3
Fixed income	13.8	15.2	13.5
Alternative, real estate & timber	36.9	34.3	30.4
Total assets under management	$212.4	$220.8	$198.8
AUM flows and the annualized revenue impact of net flows
In the following tables, we present our asset flows and market appreciation/depreciation by asset class, client type and client location. We also present a key metric used to better understand our asset flows, the annualized revenue impact of net client cash flows. Annualized revenue impact of net flows represents the difference between annualized management fees expected to be earned on new accounts and net assets contributed to existing accounts, less the annualized management fees lost on terminated accounts or net assets withdrawn from existing accounts, including equity-accounted Affiliates. The annualized management fees are calculated by multiplying the annual gross fee rate for the relevant account by the net assets gained in the account in the event of a positive flow, excluding any current or future market appreciation or depreciation, or the net assets lost in the account in the event of an outflow, excluding any current or future market appreciation or depreciation.
The annualized revenue impact of net flows metric is designed to provide investors with a better indication of the potential financial impact of net client cash flows, however it has certain limitations. For instance, it does not include assumptions for the next twelve months' market appreciation or depreciation or investment performance associated with the assets gained or lost. Nor does it account for factors such as future client terminations or additional contributions or withdrawals over the next twelve months. Additionally, the basis points reported are fee rates based on the asset levels at the time of the transactions and do not consider the fact that client fee rates may change over the next twelve months.

The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

($ in billions)	Years ended December 31,
	2015	2014	2013
U.S. equity
Beginning balance	$87.3	$80.6	$60.4
Gross inflows	5.6	8.5	8.1
Gross outflows	(14.5)	(9.5)	(8.3)
Net flows	(8.9)	(1.0)	(0.2)
Market appreciation (depreciation)	(1.5)	8.1	20.4
Other	—	(0.4)	—
Ending balance	$76.9	$87.3	$80.6
Average AUM	$82.8	$83.8	$71.1

Global / non-U.S. equity
Beginning balance	$84.0	$74.3	$56.3
Gross inflows	14.2	15.8	14.3
Gross outflows	(10.8)	(7.8)	(6.7)
Net flows	3.4	8.0	7.6
Market appreciation (depreciation)	(3.2)	1.7	10.4
Other	0.6	—	—
Ending balance	$84.8	$84.0	$74.3
Average AUM	$87.5	$80.0	$64.8

Fixed income
Beginning balance	$15.2	$13.5	$12.7
Gross inflows	1.4	2.9	2.9
Gross outflows	(2.2)	(2.4)	(1.8)
Net flows	(0.8)	0.5	1.1
Market appreciation (depreciation)	(0.3)	1.2	(0.3)
Other	(0.3)	—	—
Ending balance	$13.8	$15.2	$13.5
Average AUM	$14.9	$14.5	$13.0

Alternative, real estate & timber
Beginning balance	$34.3	$30.4	$27.3
Gross inflows	5.4	4.8	4.0
Gross outflows	(1.8)	(1.1)	(1.0)
Hard asset disposals	(2.4)	(1.7)	(1.0)
Net flows	1.2	2.0	2.0
Market appreciation	1.3	1.9	1.1
Other	0.1	—	—
Ending balance	$36.9	$34.3	$30.4
Average AUM	$35.7	$32.0	$28.6

Total
Beginning balance	$220.8	$198.8	$156.7
Gross inflows	26.6	32.0	29.3
Gross outflows	(29.3)	(20.8)	(17.8)
Hard asset disposals	(2.4)	(1.7)	(1.0)
Net flows	(5.1)	9.5	10.5
Market appreciation (depreciation)	(3.7)	12.9	31.6
Other	0.4	(0.4)	—
Ending balance	$212.4	$220.8	$198.8
Average AUM	$220.9	$210.3	$177.5

Annualized basis points: inflows	45.9	43.6	40.0
Annualized basis points: outflows	32.6	37.8	39.8
Annualized revenue impact of net flows (in millions)	$18.9	$54.5	$42.5

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

iii.	Retail / other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.
The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Years ended December 31,
	2015	2014	2013
Sub-advisory
Beginning balance	$74.1	$65.1	$46.2
Gross inflows	7.8	9.7	10.2
Gross outflows	(11.4)	(6.4)	(5.4)
Net flows	(3.6)	3.3	4.8
Market appreciation (depreciation)	(1.5)	5.8	14.1
Other	—	(0.1)	—
Ending balance	$69.0	$74.1	$65.1

Institutional
Beginning balance	$137.2	$124.4	$102.7
Gross inflows	16.6	20.0	17.6
Gross outflows	(16.1)	(11.7)	(10.7)
Hard asset disposals	(2.4)	(1.7)	(1.0)
Net flows	(1.9)	6.6	5.9
Market appreciation (depreciation)	(1.9)	6.5	15.8
Other	0.4	(0.3)	—
Ending balance	$133.8	$137.2	$124.4

Retail/Other
Beginning balance	$9.5	$9.3	$7.8
Gross inflows	2.2	2.3	1.5
Gross outflows	(1.8)	(2.7)	(1.7)
Net flows	0.4	(0.4)	(0.2)
Market appreciation (depreciation)	(0.3)	0.6	1.7
Ending balance	$9.6	$9.5	$9.3

Total
Beginning balance	$220.8	$198.8	$156.7
Gross inflows	26.6	32.0	29.3
Gross outflows	(29.3)	(20.8)	(17.8)
Hard asset disposals	(2.4)	(1.7)	(1.0)
Net flows	(5.1)	9.5	10.5
Market appreciation (depreciation)	(3.7)	12.9	31.6
Other	0.4	(0.4)	—
Ending balance	$212.4	$220.8	$198.8

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Years ended December 31,
	2015	2014	2013
U.S.
Beginning balance	$176.6	$160.2	$126.7
Gross inflows	20.6	23.7	22.5
Gross outflows	(20.2)	(15.8)	(13.4)
Hard asset disposals	(2.1)	(1.3)	(0.9)
Net flows	(1.7)	6.6	8.2
Market appreciation (depreciation)	(2.8)	10.1	25.3
Other	(0.3)	(0.3)	—
Ending balance	$171.8	$176.6	$160.2

Non-U.S.
Beginning balance	$44.2	$38.6	$30.0
Gross inflows	6.0	8.3	6.8
Gross outflows	(9.1)	(5.0)	(4.4)
Hard asset disposals	(0.3)	(0.4)	(0.1)
Net flows	(3.4)	2.9	2.3
Market appreciation (depreciation)	(0.9)	2.8	6.3
Other	0.7	(0.1)	—
Ending balance	$40.6	$44.2	$38.6

Total
Beginning balance	$220.8	$198.8	$156.7
Gross inflows	26.6	32.0	29.3
Gross outflows	(29.3)	(20.8)	(17.8)
Hard asset disposals	(2.4)	(1.7)	(1.0)
Net flows	(5.1)	9.5	10.5
Market appreciation (depreciation)	(3.7)	12.9	31.6
Other	0.4	(0.4)	—
Ending balance	$212.4	$220.8	$198.8
At December 31, 2015, our total assets under management were $212.4 billion, a decrease of $(8.4) billion or (3.8)% compared to $220.8 billion at December 31, 2014. The assets under management at December 31, 2014 represented an increase of $22.0 billion or 11.1% compared to $198.8 billion at December 31, 2013.  The change in assets under management during the year ended December 31, 2015 reflects net market depreciation of $(3.7) billion, net outflows of $(5.1) billion and other movements of $0.4 billion. The change in assets under management during the twelve months ended December 31, 2014 reflects net market appreciation of $12.9 billion, net inflows of

$9.5 billion and other movements of $(0.4) billion. Other movements primarily represent the AUM impact of the disposal of certain fund strategies offset by the consolidation of a joint venture in 2015.
For the twelve months ended December 31, 2015, our net outflows were $(5.1) billion compared to net inflows of $9.5 billion for the twelve months ended December 31, 2014 and $10.5 billion for the twelve months ended December 31, 2013.  Hard asset disposals of $(2.4) billion, $(1.7) billion and $(1.0) billion are reflected in the net flows for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, the annualized revenue impact of the net flows was $18.9 million, as gross inflows of $26.6 billion during the twelve month period were into higher fee asset classes yielding an annualized fee rate of 45.9 bps, versus gross outflows and hard asset disposals in the same period of $(31.7) billion out of asset classes yielding an annualized fee rate of 32.6 bps.  This is compared to the annualized revenue impact of net flows of $54.5 million for the year ended December 31, 2014 and $42.5 million for the year ended December 31, 2013.

U.S. GAAP Results of Operations
For the Years Ended December 31, 2015, 2014, and 2013
Our U.S. GAAP results of operations were as follows for the years ended December 31, 2015, 2014, and 2013. On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated all Funds that had been consolidated as of December 31, 2014:

	Years ended December 31,			Increase (Decrease)
($ in millions unless otherwise noted)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
U.S. GAAP Statement of Operations(1)
Management fees	$637.2	$569.7	$478.2	$67.5	$91.5
Performance fees	61.8	34.3	18.1	27.5	16.2
Other revenue	0.3	1.6	1.8	(1.3)	(0.2)
Consolidated Funds' revenue	—	450.7	430.5	(450.7)	20.2
Total revenue	699.3	1,056.3	928.6	(357.0)	127.7
Compensation and benefits	412.8	429.4	352.3	(16.6)	77.1
General and administrative	88.2	83.9	68.7	4.3	15.2
Amortization and impairment of acquired intangibles	0.2	0.1	0.1	0.1	—
Depreciation and amortization	6.9	6.1	4.9	0.8	1.2
Consolidated Funds' expense	—	604.0	602.1	(604.0)	1.9
Total expenses	508.1	1,123.5	1,028.1	(615.4)	95.4
Operating income (loss)	191.2	(67.2)	(99.5)	258.4	32.3
Investment income	13.0	12.2	10.7	0.8	1.5
Interest income	0.2	0.2	0.5	—	(0.3)
Interest expense	(3.1)	(50.6)	(72.2)	47.5	21.6
Consolidated Funds' investment gain	—	73.2	76.7	(73.2)	(3.5)
Income (loss) from continuing operations before taxes	201.3	(32.2)	(83.8)	233.5	51.6
Income tax expense	46.6	12.8	13.3	33.8	(0.5)
Income (loss) from continuing operations	154.7	(45.0)	(97.1)	199.7	52.1
Gain (loss) from discontinued operations, net of tax	—	(1.1)	2.7	1.1	(3.8)
Gain (loss) on disposal of discontinued operations, net of tax	0.8	2.3	(2.1)	(1.5)	4.4
Net income (loss)	155.5	(43.8)	(96.5)	199.3	52.7
Net loss attributable to non-controlling interest	—	(95.5)	(122.2)	95.5	26.7
Net income attributable to controlling interests	$155.5	$51.7	$25.7	$103.8	$26.0
Basic earnings per share ($)(2)	$1.29	$0.43	$0.21	$0.86	$0.22
Diluted earnings per share ($)(2)	1.29	0.43	0.21	0.86	0.22
Weighted average basic shares outstanding (2)	120.0	120.0	120.0	—	—
Weighted average diluted ordinary shares outstanding (2)	120.5	120.0	120.0	0.5	—
U.S. GAAP operating margin (3)	27%	(6)%	(11)%	n/m	435 bps

(1)
In February 2015, the FASB issued Accounting Standard Update 2015-02, or ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. We elected to early adopt ASU 2015-02 as of January 1, 2015, which resulted in the de-consolidation of all Funds previously consolidated on our Statement of Operations for the year ended December 31, 2014. We elected to implement ASU 2015-02 using the modified retrospective method and an effective date of adoption of January 1, 2015, which did not require the restatement of prior period results.

(2)	Reflects pro forma shares outstanding in prior periods.

(3)	U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue.
The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP Statement of Operations
Net income attributable to controlling interests	$155.5	$51.7	$25.7
Exclude: Loss (profit) on discontinued operations attributable to controlling interests	(0.8)	3.6	(6.3)
Net income from continuing operations attributable to controlling interests	154.7	55.3	19.4
Add: Income tax expense	46.6	12.8	13.3
Pre-tax income from continuing operations attributable to controlling interests	$201.3	$68.1	$32.7
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates' investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

iii.	other revenue, consisting primarily of marketing, distribution and joint venture income; and

iv.	revenue from Funds consolidated prior to January 1, 2015, the net benefit of which is attributable to the holders of non-controlling interests.
Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 33.4 bps for the year ended December 31, 2015, 32.2 bps for the year ended December 31, 2014 and 32.6 bps for the year ended December 31, 2013. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.

Our average basis points by asset class (including both consolidated Affiliates that are included, and equity-accounted Affiliates that are not included in management fee revenue) over each of the periods indicated were:

	Years ended December 31,
	2015		2014		2013
($ in millions, except AUM data in billions)	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$205.4	25	$199.8	24	$174.1	24
Global / non-U.S. equity	366.2	42	335.0	42	275.5	42
Fixed income	31.3	21	31.5	22	29.8	23
Alternative, real estate & timber	155.7	44	134.0	42	117.9	41
Management fee revenue & weighted average fee rate on average AUM, including equity-accounted Affiliates	$758.6	34.3	$700.3	33.3	$597.3	33.6
Less: Revenue from equity-accounted Affiliates	(121.4)		(110.4)		(97.5)
Management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$637.2	33.4	$589.9	32.2	$499.8	32.6
Management fee revenue eliminated upon Funds consolidation(2)	—		(20.2)		(21.6)
U.S. GAAP management fee revenue	$637.2		$569.7		$478.2
Average AUM	$220.9		$210.3		$177.5
Average AUM excluding equity-accounted Affiliates	191.0		183.2		153.4
_________________________________

(1)	Amounts shown excluding equity-accounted Affiliates are equivalent to ENI management fee revenue. (See "ENI Revenues.")

(2)
Statement of operations data presented in accordance with U.S. GAAP include the results of Funds managed by our Affiliates, consolidated in periods prior to January 1, 2015, where it was determined that these entities were controlled by our Company. The effects of consolidating these entities in 2014 and 2013 included a reduction in U.S. GAAP management fee revenue of $(20.2) million for the year ended December 31, 2014 and $(21.6) million for the year ended December 31, 2013.

Year ended December 31, 2015 compared to year ended December 31, 2014:    Management fees increased $67.5 million, or 11.8%, from $569.7 million for the year ended December 31, 2014 to $637.2 million for the year ended December 31, 2015. Excluding the impact of Funds consolidated prior to January 1, 2015, management fees increased $47.3 million, or 8.0%, from $589.9 million for the year ended December 31, 2014. The increase was primarily attributable to increases in average assets under management excluding equity-accounted Affiliates, which increased 4.3% from $183.2 billion in 2014 to $191.0 billion in 2015. Of the increase in average assets from 2014 to 2015, $4.7 billion was due to the impact of market and other movements from 2014 to 2015, and $3.1 billion was due to 2014 net inflows offset by 2015 net outflows.
Additionally, the overall increase in management fee revenue is reflective of the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 33.4 basis points in 2015 and 32.2 basis points in 2014, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates. In 2015, excluding equity-accounted Affiliates, the average fee rate on U.S. equity increased by approximately 1 basis point as outflows occurred in the lowest fee mandates, and alternatives increased by approximately 6 basis points as flows went into higher fee assets. During this period, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, went up by 2%, to 50% of average assets, while the mix of U.S. equity decreased approximately 2% to 42%. This shift was primarily driven by flows.

Year ended December 31, 2014 compared to year ended December 31, 2013:    Management fees increased $91.5 million, or 19.1%, from $478.2 million for the year ended December 31, 2013 to $569.7 million for the year ended December 31, 2014. Excluding the impact of consolidated Funds, management fees increased $90.1 million, or 18.0%, from $499.8 million for the year ended December 31, 2013 to $589.9 million for the year ended December 31, 2014. The increase was primarily attributable to increases in average assets under management excluding equity-accounted Affiliates, which increased 19.4% from $153.4 billion in 2013 to $183.2 billion in 2014. Of the increase in average assets from 2013 to 2014, $22.5 billion was due to net appreciation of assets under management, while $7.3 billion was due to increases in client flows.
Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 32.2 basis points in 2014 and 32.6 basis points in 2013.
Performance Fees
Approximately $52 billion, or 29% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustment up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).
In the second quarter of 2015, we recorded a gross performance fee of $48.1 million, or $11.4 million net of associated expenses and taxes. We believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product make it unrepresentative of our recurring economics.

	AUM of consolidated Affiliates at December 31, 2015 ($ in billions)			Management fees for the twelve months ended December 31, 2015 ($ in millions)			Performance fees for the twelve months ended December 31, 2015 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees	AUM of accounts with perfor-mance fees(1)	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$7.8	$—	$7.8	$45.5	$—	$45.5	$6.6	12.7%	12.7%
Separate accounts/other products	173.7	129.3	44.4	591.0	485.0	106.0	7.1	6.3%	1.2%
Total	$181.5	$129.3	$52.2	$636.5	$485.0	$151.5	$13.7	8.3%	2.1%
Non-recurring performance fee(1)				0.7	—	0.7	48.1	98.6%	98.6%
Total				$637.2	$485.0	$152.2	$61.8	28.9%	8.8%

(1)
Represents a non-recurring gross performance fee of $48.1 million related to the sale and liquidation of a Fund. The Fund and account that generated this non-recurring performance fee is unrepresentative of our recurring economics and was liquidated in June 2015. Therefore, the Fund and account are not included in the AUM of consolidated Affiliates at December 31, 2015 presented in the table above.

Gross performance fees earned (excluding the non-recurring performance fee and performance fees at equity-accounted Affiliates) were 2.1% of total fees in 2015 (8.8% including the non-recurring performance fee), 5.5% of total fees in 2014 and 3.5% of total fees in 2013. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Years ended December 31,
	2015
($ in millions)	Including the non-recurring performance fee	Excluding the non-recurring performance fee	2014	2013
Gross performance fees	$61.8	$13.7	$34.3	$18.1
Net performance fees(1)	$26.7	$7.6	$19.9	$8.9
Percentage of performance fees accruing to OMAM	43.2%	55.5%	58.0%	49.2%
Gross performance fees as a percentage of total fees(2)	8.8%	2.1%	5.5%	3.5%

(1)
Net performance fees are shown after the effect of contractual variable compensation and distributions to key employees of the Affiliates and represent the amount of the performance fee directly attributable to our shareholders.

(2)
Total fees, comprised of management fees and performance fees, excluding the effect of consolidated Funds were $650.2 million (or $699.0 million including the non-recurring performance fee) for the year ended December 31, 2015, $624.2 million for the year ended December 31, 2014 and $517.9 million for the year ended December 31, 2013.

Year ended December 31, 2015 compared to year ended December 31, 2014:    Performance fees increased $27.5 million, or 80.2%, from $34.3 million for the year ended December 31, 2014 to $61.8 million for the year ended December 31, 2015. In the second quarter of 2015, we recorded a non-recurring gross performance fee of $48.1 million related to the sale and liquidation of a fund that resulted in a significant gain to the investor from the initial investment. The unique characteristics of this fee, including its size and the exceptional investment performance of the underlying product, is particular to this liquidated fund and it therefore is unrepresentative of our recurring economics. Excluding the non-recurring performance fee received in the second quarter of 2015, performance fees decreased $(20.6) million, or (60.1)% from $34.3 million for the year ended December 31, 2014 to $13.7 million for the year ended December 31, 2015. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods. The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of December 31, 2015.
Year ended December 31, 2014 compared to year ended December 31, 2013:    Performance fees increased $16.2 million, or 89.5% from $18.1 million for the year ended December 31, 2013 to $34.3 million for the year ended December 31, 2014. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. Approximately one-third of the 2014 performance fees were driven by exceptional performance in a high-water mark based alternative strategy. In addition, we experienced strong performance fees in global/non-U.S. equity products.

Other Revenue
Year ended December 31, 2015 compared to year ended December 31, 2014:    Other revenue decreased $(1.3) million, or (81.3)%, from $1.6 million for the year ended December 31, 2014 to $0.3 million for the year ended December 31, 2015. The decrease was due to the wind-down of a Fund platform, as Global Distribution shifted priorities.
Year ended December 31, 2014 compared to year ended December 31, 2013:    Other revenue decreased $(0.2) million, or (11.1)%, from $1.8 million for the year ended December 31, 2013 to $1.6 million for the year ended December 31, 2014. The decrease was due to the wind-down of a Fund platform, as Global Distribution shifted priorities.
U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:

i.
compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions and re-valuation of key employee owned Affiliate equity and profit interests;

ii.	general and administrative expenses;

iii.	amortization of acquired intangible assets;

iv.	depreciation and amortization charges; and

v.	expenses of Funds consolidated prior to January 1, 2015, the net cost of which is attributable to the holders of non-controlling interests.
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates' employees. The following table presents the components of U.S. GAAP compensation expense for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
($ in millions)	2015	2014	2013
Fixed compensation and benefits(1)	$134.2	$120.2	$111.4
Sales-based compensation(2)	19.7	15.8	11.0
Compensation related to restructuring expenses(3)	0.6	0.5	—
Variable compensation(4)	201.0	169.8	153.8
Affiliate key employee distributions(5)	38.8	40.1	28.4
Non-cash Affiliate key employee equity revaluations(6)	18.5	83.0	47.7
Total U.S. GAAP compensation and benefits expense	$412.8	$429.4	$352.3

(1)	Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided.

(2)
Sales-based compensation is paid to us and our Affiliates' sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management in both current and prior periods.

(3)	Restructuring costs incurred in continuing operations which represent an exit from a distinct product or line of business.

(4)
Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate's ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and OMAM equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 30%.

	Years ended December 31,
($ in millions)	2015	2014	2013
Cash variable compensation	$177.2	$151.4	$138.3
Non-cash equity-based award amortization	23.8	18.4	15.5
Total variable compensation(a)	$201.0	$169.8	$153.8

(a)
For the year ended December 31, 2015, $174.0 million of variable compensation expense (of the $201.0 million above) is included within economic net income, which excludes the variable compensation attributable to the non-recurring performance fee.

(5)
Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates, OMUS is entitled to an initial preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions, whereas for profits above the threshold the key employee distribution amount would be calculated based on the key employee ownership percentages, which range from approximately 15% to 35% at our consolidated Affiliates. OMUS's preference amounted to a total of $126.2 million for the year ended December 31, 2015, $128.2 million for the year ended December 31, 2014 and $114.9 million for the year ended December 31, 2013. The total preference amount changes annually in relation to changes in the relevant Affiliates' ENI profits after variable compensation, and will be capped once it reaches $145.0 million.

(6)
Non-cash Affiliate key employee equity revaluations represent changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownership interests may in certain circumstances be repurchased by OMUS at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on our balance sheet as a liability. However, any equity or profit interests repurchased by OMUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure OMUS is not required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve month period. OMUS may also choose to retain repurchased Affiliate equity or profit interests, entitling us to an additional share of future Affiliate earnings that represents an unrecognized economic asset to us.

Fluctuations in compensation and benefits expense for the periods presented are discussed below.
Year ended December 31, 2015 compared to year ended December 31, 2014:    Compensation and benefits expense decreased $(16.6) million, or (3.9)%, from $429.4 million for the year ended December 31, 2014 to $412.8 million for the year ended December 31, 2015. Fixed compensation and benefits increased $14.0 million, or 11.6%, from $120.2 million for the year ended December 31, 2014 to $134.2 million for the year ended December 31, 2015. This reflects increases in head count at certain Affiliates, as well as annual increases in base salaries, wages and benefits. The twelve months ended December 31, 2015 also includes $0.9 million of fixed compensation related to being a public company. Variable compensation increased $31.2 million, or 18.4%, from $169.8 million for the year ended December 31, 2014 to $201.0 million for the year ended December 31, 2015, primarily driven by higher pre-variable compensation earnings, including the earnings from the non-recurring performance fee. Variable compensation excluding the non-recurring performance fee increased $4.2 million, or 2.5%, to $174.0 million for the year ended December 31, 2015. Public company-related variable compensation of $3.2 million for the twelve months ended December 31, 2015 reflects the impact of new hires and our 2015 – 2017 long term incentive plan. Sales-based compensation increased $3.9 million, or 24.7%, from $15.8 million for the year ended December 31, 2014 to $19.7 million for the year ended December 31, 2015, as a result of the timing and structure of sales-based compensation due and higher management fee rates earned on asset inflows in current and prior periods. Affiliate key employee distributions decreased $(1.3) million, or (3.2)%, from $40.1 million for the year ended December 31, 2014 to $38.8 million for the year ended December 31, 2015 as a result of the mix and level of performance fee revenue and Affiliate profit as well as the repurchase of additional equity at an Affiliate in October, 2014. Revaluations of Affiliate equity decreased $(64.5) million, to $18.5 million, reflecting formulaic revaluations of key employee ownership at certain Affiliates along with $31.6 million of revaluation of Affiliate equity in 2014 related to the repurchase of additional equity at an Affiliate that did not recur in 2015.
Year ended December 31, 2014 compared to year ended December 31, 2013:    Compensation and benefits expense increased $77.1 million, or 21.9%, from $352.3 million for the year ended December 31, 2013 to $429.4 million for the year ended December 31, 2014. Fixed compensation and benefits increased $8.8 million, or 7.9%, from $111.4 million for the year ended December 31, 2013 to $120.2 million for the year ended December 31, 2014. This reflects increases in head count at certain Affiliates, as well as annual increases in base salaries, wages and benefits. Variable compensation increased $16.0 million, or 10.4%, from $153.8 million for the year ended December 31, 2013 to $169.8 million for the year ended December 31, 2014, which was driven by higher pre-variable compensation earnings. Sales-based compensation increased $4.8 million, or 43.6%, from $11.0 million for the year ended December 31, 2013 to $15.8 million for the year ended December 31, 2014, as a result of the timing and structure of sales-based compensation due on inflows of assets under management in current and prior periods. Affiliate key employee distributions increased $11.7 million, or 41.2%, from $28.4 million for the year ended December 31, 2013 to $40.1 million for the year ended December 31, 2014, and revaluations of Affiliate equity increased $35.3 million, both of which were due to higher Affiliate earnings after variable compensation, in addition to higher key employee ownership at certain Affiliates. The repurchase of additional equity at an Affiliate in October 2014 also resulted in $31.6 million of revaluation of Affiliate equity.

General and Administrative Expense
Year ended December 31, 2015 compared to year ended December 31, 2014:    General and administrative expense increased $4.3 million, or 5.1%, from $83.9 million for the year ended December 31, 2014 to $88.2 million for the year ended December 31, 2015. Increases in general and administrative expenses were primarily attributable to incremental public company costs incurred following the Offering, which rose to $5.9 million for the year ended December 31, 2015 from $1.9 million for the year ended December 31, 2014, a year in which we were a public company for less than one quarter.
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
Amortization and Impairment of Acquired Intangibles Expense
Year ended December 31, 2015 compared to year ended December 31, 2014:    Amortization of acquired intangibles expense increased from $0.1 million for the year ended December 31, 2014 to $0.2 million for the year ended December 31, 2015 primarily due to an Affiliate's purchase of a joint venture.
Year ended December 31, 2014 compared to year ended December 31, 2013:   Amortization of acquired intangibles expense was unchanged, at $0.1 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2014.
Depreciation and Amortization Expense
Year ended December 31, 2015 compared to year ended December 31, 2014:    Depreciation and amortization expense increased $0.8 million, or 13.1%, from $6.1 million for the year ended December 31, 2014 to $6.9 million for the year ended December 31, 2015. The increase was primarily related to the purchase of new property and equipment in 2014, along with higher amortization of leasehold improvements.
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
Investment Income
Year ended December 31, 2015 compared to year ended December 31, 2014:    Investment income increased $0.8 million, or 6.6%, from $12.2 million for the year ended December 31, 2014 to $13.0 million for the year ended December 31, 2015, primarily due to higher earnings at our equity-accounted Affiliates which increased $3.1 million, or 32.3%, from $9.6 million for the year ended December 31, 2014 to $12.7 million for the year ended December 31, 2015, partially offset by returns on co-investments for the year ended December 31, 2014 not recurring in 2015 due to their having been wholly allocated to our Parent following the Offering.
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
Interest Income
Year ended December 31, 2015 compared to year ended December 31, 2014:    Interest income was unchanged at $0.2 million for the year ended December 31, 2014 and for the year ended December 31, 2015.
Year ended December 31, 2014 compared to year ended December 31, 2013:    Interest income decreased $(0.3) million, or (60.0)%, from $0.5 million for the year ended December 31, 2013 to $0.2 million for the year ended December 31, 2014 due to lower balances in interest-bearing accounts.
Interest Expense
Year ended December 31, 2015 compared to year ended December 31, 2014:    Interest expense decreased $(47.5) million, or (93.9)%, from $50.6 million for the year ended December 31, 2014 to $3.1 million for the year ended December 31, 2015. Interest expense in 2014 was attributable to long-term debt owed to our Parent. As a part of our Reorganization prior to the Offering, our Parent made a capital contribution consisting of our entire debt to our Parent, thereby eliminating the corresponding interest expense. Interest expense for the year ended December 31, 2015 of $3.1 million primarily relates to our third party credit facility.
Year ended December 31, 2014 compared to year ended December 31, 2013:    Interest expense decreased $(21.6) million, or (29.9)%, from $72.2 million for the year ended December 31, 2013 to $50.6 million for the year ended December 31, 2014. As a part of our Reorganization prior to the Offering, our Parent made a capital contribution of $971.3 million comprised of our outstanding debt to our Parent. As a result, interest expense paid to our Parent decreased $22.4 million, or (31.0)%, from $72.2 million for the year ended December 31, 2013 to $49.8 million for year ended December 31, 2014. Following the Offering, we drew upon our new third party credit facility in the amount of $177.0 million, resulting in third party interest expense of $0.7 million in the fourth quarter of 2014.

U.S. GAAP Income Tax Expense
Year ended December 31, 2015 compared to year ended December 31, 2014:    Income tax expense increased $33.8 million, or 264.1%, from $12.8 million for the year ended December 31, 2014 to $46.6 million for the year ended December 31, 2015. The increase was primarily due to increases in income from continuing operations before tax attributable to controlling interests, partially offset by tax benefits attributable to intercompany debt arrangements.
Year ended December 31, 2014 compared to year ended December 31, 2013:    Income tax expense decreased $(0.5) million, or (3.8)%, from $13.3 million for the year ended December 31, 2013 to $12.8 million for the year ended December 31, 2014. The decrease was primarily due to an $11.3 million reduction in the valuation allowance in 2014, offset by increases in pre-tax income from continuing operations attributable to controlling interests. Additionally, 2013 tax expense reflected the write off of expired state net operating losses.
U.S. GAAP Consolidated Funds
As discussed further in Note 2 of our accompanying Consolidated Financial Statements, in the first quarter of 2015 we elected to adopt the provisions of ASU 2015-02 with an effective date of January 1, 2015 using the modified retrospective method, which resulted in the de-consolidation of all Funds previously consolidated as of December 31, 2014. As of January 1, 2015 and through December 31, 2015, there were no new Funds which required consolidation pursuant to ASU 2015-02.
For periods prior to January 1, 2015, revenue from consolidated Funds related primarily to sales of timber in consolidated Funds, while expenses from consolidated Funds represented the cost of those sales and third-party financing costs associated with the timber assets acquired by those Funds. Timber assets were carried at cost and prior to the liquidation of the timber Fund assets, the costs of growing the timber often outweighed the periodic revenues, resulting in a net operating loss under U.S. GAAP. The entire net income or loss of all consolidated Funds, excluding any income or loss attributable to co-investments we made in the Funds, was included in non-controlling interest in our Consolidated Financial Statements and was not included in the net income (loss) attributable to controlling interests or in management fees.
Year ended December 31, 2015 compared to year ended December 31, 2014:    As noted above, there were no gains or losses recorded in 2015 due to the de-consolidation of all Funds. Amounts attributable to controlling interests were gains of $20.1 million for the year ended December 31, 2014, primarily representing management fees earned.
Year ended December 31, 2014 compared to year ended December 31, 2013:    Consolidated Funds' revenue increased $20.2 million, or 4.7%, from $430.5 million for the year ended December 31, 2013 to $450.7 million for the year ended December 31, 2014. Consolidated Funds' expenses increased $1.9 million, or 0.3%, from $602.1 million for the year ended December 31, 2013 to $604.0 million for the year ended December 31, 2014. These increases in both revenues and expenses were mainly due to incremental harvesting increases at consolidated timber Funds. Consolidated Funds' investment gain decreased $(3.5) million, or (4.6)%, from $76.7 million for the year ended December 31, 2013 to $73.2 million for the year ended December 31, 2014. The net loss on consolidated Funds decreased $(14.8) million, or (15.6)%, from $94.9 million for the year ended December 31, 2013, to $80.1 million for the year ended December 31, 2014, primarily due to improved financial results at two consolidated timber Funds. Of these losses, $100.2 million in 2014 and $116.5 million in 2013 were attributable to non-controlling interests in consolidated Funds. Amounts attributable to controlling interests were gains of $20.1 million in 2014 and $21.6 million in 2013, primarily representing management fees earned by our Affiliates.
Discontinued Operations
In the fourth quarter of 2013, we began to wind down the operations of Echo Point Investment Management, which was substantially completed in the first quarter of 2014. In the second quarter of 2014, we transferred a former Affiliate, Rogge Global Partners plc, to our Parent and have accordingly presented its results within discontinued operations. The results from both of these businesses are included in our discontinued operations.

Year ended December 31, 2015 compared to year ended December 31, 2014:    The result from discontinued operations increased $1.1 million, from a loss of $(1.1) million, net of tax, for the year ended December 31, 2014 to $0.0 million for the year ended December 31, 2015. Gain (loss) on disposal decreased $(1.5) million, from a gain on disposal of $2.3 million for the year ended December 31, 2014 to a gain on disposal of $0.8 million for the year ended December 31, 2015, in each case net of tax, representing the excess of disposal proceeds received over the carrying amount of net assets disposed of, and incremental costs of disposal in each period.
Year ended December 31, 2014 compared to year ended December 31, 2013:    The result from discontinued operations decreased $(3.8) million, from a gain of $2.7 million for the year ended December 31, 2013 to a loss of $(1.1) million for the year ended December 31, 2014, in each case net of tax. The net amount attributable to controlling interests decreased $(14.3) million, from a gain of $8.5 million for the year ended December 31, 2013 to a loss of $(5.8) million for the year ended December 31, 2014, with the balance attributable to non-controlling interests in consolidated Funds of discontinued operations. Gain (loss) on disposal increased $4.4 million, from a loss on disposal of $(2.1) million for the year ended December 31, 2013 to a gain on disposal of $2.3 million for the year ended December 31, 2014, in each case net of tax, representing the excess of disposal proceeds received over the carrying amount of net assets disposed of, and incremental costs of disposal in each period.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the years ended December 31, 2015, 2014 and 2013. As discussed further in Note 2 of our accompanying Consolidated Financial Statements, in the first quarter of 2015 we elected to adopt the provisions of ASU 2015-02 with an effective date of January 1, 2015 using the modified retrospective method, which resulted in the de-consolidation of all Funds previously consolidated as of December 31, 2014. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to make 2014 and 2013 metrics comparable to 2015.

	Years ended December 31,
($ in millions)	2015	2014	2013
Numerator: Operating income (loss)	$191.2	$(67.2)	$(99.5)
Denominator: Total revenue	$699.3	$1,056.3	$928.6
U.S. GAAP operating margin(1)	27%	(6)%	(11)%

Numerator: Total operating expenses(2)	$508.1	$519.5	$426.0
Denominator: Management fee revenue(3)	$637.2	$589.9	$499.8
U.S. GAAP operating expense / management fee revenue(4)	80%	88%	85%

Numerator: Variable compensation	$201.0	$169.8	$153.8
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(3)(5)(6)	$431.0	$316.2	$275.9
U.S. GAAP variable compensation ratio(4)	47%	54%	56%

Numerator: Affiliate key employee distributions	$38.8	$40.1	$28.4
Denominator: Operating income before Affiliate key employee distributions(2)(3)(5)(6)	$230.0	$146.4	$122.1
U.S. GAAP Affiliate key employee distributions ratio(4)	17%	27%	23%

(1)
Excluding the effect of Funds consolidation in periods prior to January 1, 2015, the U.S. GAAP operating margin would be 17% for the year ended December 31, 2014 and 18% for the year ended December 31, 2013.

(2)	Excludes consolidated Funds expense of $604.0 million for the year ended December 31, 2014 and $602.1 million for the year ended December 31, 2013.

(3)	Includes management fees eliminated as a result of Funds consolidation, amounting to $20.2 million for the year ended December 31, 2014 and $21.6 million for the year ended December 31, 2013.

(4)	Excludes the effect of Funds consolidation in periods prior to January 1, 2015.

(5)	Excludes consolidated Funds revenue of $450.7 million for the year ended December 31, 2014 and $430.5 million for the year ended December 31, 2013.

(6)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Years ended December 31,
($ in millions)	2015	2014	2013
Operating income (loss)	$191.2	$(67.2)	$(99.5)
Affiliate key employee distributions	38.8	40.1	28.4
Net effect of Funds consolidation	—	173.5	193.2
Operating income before Affiliate key employee distributions	$230.0	$146.4	$122.1
Variable compensation	201.0	169.8	153.8
Operating income before variable compensation and Affiliate key employee distributions	$431.0	$316.2	$275.9
Effects of Inflation
For the years ended December 31, 2015, 2014, and 2013, inflation did not have a material effect on our consolidated results of operations.
Non-GAAP Supplemental Performance Measure—Economic Net Income
As supplemental information, we provide a non-GAAP performance measure that we refer to as economic net income, or ENI, which represents our management's view of the underlying economic earnings generated by us. We define economic net income as ENI revenue less (i) ENI operating expenses, (ii) variable compensation, (iii) key employee distributions, (iv) net interest, and (v) taxes, each as further discussed in this section. These ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP.
ENI is an important measure to investors because it is used by the Company to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with our Affiliates. For a further discussion of how we use ENI and why ENI is useful to investors, see "—Overview—How We Measure Performance."

To calculate economic net income, we re-categorize certain line items on our Statement of Operations to reflect the following:

•
We exclude the effect of Funds consolidation in periods prior to January 1, 2015 by removing the portion of Fund revenues, expenses and investment return which were not attributable to our shareholders.

•	We include within management fee revenue any fees paid to Affiliates as a result of Funds consolidation in periods prior to January 1, 2015.

•
We include our share of earnings from equity-accounted Affiliates within other income in ENI revenue, rather than investment income. Earnings from equity-accounted Affiliates amounted to $12.7 million for the year ended December 31, 2015, $9.6 million for the year ended December 31, 2014 and $7.7 million for the year ended December 31, 2013.

•	We treat sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits.

•	We segregate from operating expenses variable compensation and Affiliate key employee distributions, which represent Affiliate earnings shared with Affiliate key employees.
To reflect the Reorganization which took place at the time of the Offering, we have excluded:

i.	notional corporate cost allocations which are non-cash expenses that have not recurred following the Offering;

ii.	interest expense historically paid to our Parent, as the related debt was restructured in connection with the Offering and thereafter has been eliminated from our consolidated results; and

iii.	historic mark-to-market co-investment gains and losses, because these investments and ongoing returns thereon have been allocated wholly to OMGUK.
We also make the following adjustments to U.S. GAAP results to more closely reflect our economic results:

iv.
We exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownerships interests may in certain circumstances be repurchased by OMUS at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on our balance sheet as a liability. Non-cash movements in the value of this liability are treated as compensation expense under U.S. GAAP. However, any equity or profit interests repurchased by OMUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure OMUS is never required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve month period. OMUS may also choose to retain repurchased Affiliate equity or profit interests, entitling us to an additional share of future Affiliate earnings that represents an unrecognized economic asset to us.

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2015, 2014 and 2013
The following table reconciles net income attributable to controlling interests to economic net income for the years ended December 31, 2015, 2014 and 2013:

		Years ended December 31,
($ in millions)		2015	2014	2013
U.S. GAAP net income attributable to controlling interests		$155.5	$51.7	$25.7
Adjustments related to restructuring and reorganization actions undertaken in connection with our initial public offering:
i	Non-cash notional parent corporate cost allocation	—	3.4	3.3
ii	Intercompany interest expense	—	49.8	72.2
iii	Co-investment (gain)	—	(2.6)	(3.0)
Adjustments to reflect our economic earnings:
iv	Non-cash key employee-owned equity and profit interest revaluations	18.2	83.0 *	47.7
v	Amortization and impairment of goodwill and acquired intangible assets	0.2	0.1	0.1
vi	Capital transaction costs	2.3	—	—
vii	Discontinued operations attributable to controlling interests and restructuring	(0.2)	5.8	(6.3)
viii	ENI tax normalization	(6.3)	(6.7)	1.2
Tax effect of above adjustments**		(8.6)	(33.2)	(18.0)
Economic net income (including the non-recurring performance fee)		161.1	151.3	122.9
Non-recurring performance fee, net***		(11.4)	—	—
Economic net income, excluding the non-recurring performance fee		$149.7	$151.3	$122.9

*	Includes $31.6 million related to the purchase of additional ownership interests in an Affiliate.

**
Reflects the sum of line items iii, iv, v, vi and the restructuring portion of line item vii taxed at the 40.2% U.S. statutory rate (including state tax). The restructuring portion of line item vii amounted to $0.5 million for the year ended December 31, 2015, $2.3 million for the year ended December 31, 2014 and $0.0 million for the year ended December 31, 2013.

***
In the second quarter of 2015, we recorded a non-recurring gross performance fee of $48.1 million.  The $11.4 million represents the net amount accruing to OMAM after Affiliate contractual variable compensation, other directly related expenses, and the tax effect of the non-recurring performance fee calculated using a 40.2% tax rate.

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

ENI Revenues
The following table reconciles U.S. GAAP Revenue to ENI Revenue for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP Revenue	$699.3	$1,056.3	$928.6
Include investment return on equity-accounted Affiliates	12.7	9.6	7.7
Exclude the non-recurring performance fee	(48.1)	—	—
Exclude revenue from consolidated Funds attributable to non-controlling interests	—	(430.5)	(408.8)
ENI Revenue	$663.9	$635.4	$527.5
The following table identifies the components of ENI revenue:

	Years ended December 31,
($ in millions)	2015	2014	2013
Management fees(1)	$637.2	$589.9	$499.8
Performance fees (excluding the non-recurring performance fee)(2)	13.7	34.3	18.1
Other income, including equity-accounted subsidiaries(3)	13.0	11.2	9.6
ENI Revenue	$663.9	$635.4	$527.5

(1)
ENI management fees correspond to U.S. GAAP management fees, adjusted by reversing the U.S. GAAP Funds consolidation eliminations for periods prior to January 1, 2015 of $20.2 million for the year ended December 31, 2014 and $21.6 million for the year ended December 31, 2013. We reverse the effect of Funds consolidation in order to isolate the economics attributable to our shareholders.

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP management fees	$637.2	$569.7	$478.2
Add back: revenue eliminated upon Funds consolidation	—	20.2	21.6
ENI management fees	$637.2	$589.9	$499.8

(2)
In the second quarter of 2015, we recorded a non-recurring performance fee of $48.1 million ($11.4 million, net of associated expenses and taxes). Unless explicitly noted, the ENI revenue, ENI expenses, and ENI key metrics for the year ended December 31, 2015 exclude the impact of the non-recurring performance fee. While all performance fees fall within OMAM's definition of economic net income, we believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of our recurring economics and we have therefore removed it from our presentation of ENI revenue.

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP performance fees	$61.8	$34.3	$18.1
Less: non-recurring performance fee	(48.1)	—	—
ENI performance fees	$13.7	$34.3	$18.1

(3)
ENI other income is comprised of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $12.7 million for the year ended December 31, 2015, $9.6 million for the year ended December 31, 2014 and $7.7 million for the year ended December 31, 2013.

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP other revenue	$0.3	$1.6	$1.8
Income from equity-accounted Affiliates	12.7	9.6	7.7
Other reconciling adjustments	—	—	0.1
ENI other income	$13.0	$11.2	$9.6
ENI Operating Expenses
The largest difference between U.S. GAAP operating expense and ENI operating expense (excluding the impact of Funds consolidation) relates to compensation. As shown in the following reconciliation, the Company excludes the impact of key employee equity revaluations. Variable compensation and Affiliate key employee distributions are also segregated out of U.S. GAAP operating expense in order to align with the manner in which these items are contractually calculated at the Affiliate level.
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP operating expense	$508.1	$1,123.5	$1,028.1
Less: items excluded from economic net income
Affiliate key employee equity revaluations	(18.5)	(83.0)	(47.7)
Amortization of acquired intangible assets	(0.2)	(0.1)	(0.1)
Pre-IPO non-cash notional Parent corporate cost allocation	—	(3.4)	(3.3)
Other items excluded from ENI(1)	(4.4)	(2.2)	0.1
Funds' operating expenses	—	(604.0)	(602.1)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(201.0)	(169.8)	(153.8)
Affiliate key employee distributions	(38.8)	(40.1)	(28.4)
ENI operating expense	$245.2	$220.9	$192.8

(1)	Other items include capital transaction costs, restructuring expenses, and expenses (excluding variable compensation) associated with the non-recurring performance fee in 2015.

(2)
For the year ended December 31, 2015, $174.0 million of variable compensation expense (of the $201.0 million above) is included within economic net income, which excludes the revenue and the variable compensation attributable to the non-recurring performance fee.

The following table identifies the components of ENI operating expense:

	Years ended December 31,
($ in millions)	2015	2014	2013
Fixed compensation & benefits(1)	$133.2	$120.2	$111.4
General and administrative expenses(2)	105.1	94.6	76.5
Depreciation and amortization	6.9	6.1	4.9
ENI operating expense	$245.2	$220.9	$192.8

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the years ended December 31, 2015, 2014 and 2013 to ENI fixed compensation and benefits expense:

	Years ended December 31,
($ in millions)	2015	2014	2013
Total U.S. GAAP compensation expense	$412.8	$429.4	$352.3
Affiliate key employee equity revaluations excluded from ENI	(18.5)	(83.0)	(47.7)
Sales-based compensation reclassified to ENI general & administrative expenses	(19.7)	(15.8)	(11.0)
Affiliate key employee distributions	(38.8)	(40.1)	(28.4)
Variable compensation(a)	(201.0)	(169.8)	(153.8)
Other adjustments(b)	(1.6)	(0.5)	—
ENI fixed compensation and benefits	$133.2	$120.2	$111.4

(a)
For the year ended December 31, 2015, $174.0 million of variable compensation expense (of the $201.0 million above) is included within economic net income, which excludes the revenue and the variable compensation attributable to the non-recurring performance fee.

(b)	Includes compensation related to restructuring expenses and fixed compensation and benefits associated with the non-recurring performance fee in 2015.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP general and administrative expense	$88.2	$83.9	$68.7
Sales-based compensation	19.7	15.8	11.0
Other adjustments excluded from ENI(a)	(2.8)	(5.1)	(3.2)
ENI general and administrative expense	$105.1	$94.6	$76.5

(a)
Other adjustments include capital transaction costs, restructuring expenses, and expenses (excluding variable compensation and fixed compensation and benefits) associated with the non-recurring performance fee in 2015.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the years ended December 31, 2015, 2014 and 2013. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Years ended December 31,
($ in millions)	2015	2014	2013
Numerator: ENI operating earnings(1)	$244.7	$244.7	$180.9
Denominator: ENI revenue	$663.9	$635.4	$527.5
ENI operating margin(2)	37%	39%	34%

Numerator: ENI operating expense	$245.2	$220.9	$192.8
Denominator: ENI management fee revenue(3)	$637.2	$589.9	$499.8
ENI operating expense / management fee revenue(4)	38%	37%	39%

Numerator: ENI variable compensation(5)	$174.0	$169.8	$153.8
Denominator: ENI earnings before variable compensation(1)(6)	$418.7	$414.5	$334.7
ENI variable compensation ratio(7)	42%	41%	46%

Numerator: Affiliate key employee distributions	$38.9	$40.1	$28.4
Denominator: ENI operating earnings(1)	$244.7	$244.7	$180.9
ENI Affiliate key employee distributions ratio(8)	16%	16%	16%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles ENI operating earnings to U.S. GAAP operating income (loss):

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP operating income (loss)	$191.2	$(67.2)	$(99.5)
Include investment return on equity-accounted Affiliates	12.7	9.6	7.7
Exclude the impact of:
Non-recurring performance fee	(48.1)	—	—
Affiliate key employee equity revaluations	18.5	83.0	47.7
Amortization of acquired intangible assets	0.2	0.1	0.1
Pre-IPO non-cash notional Parent corporate cost allocation	—	3.4	3.3
Other items	4.4	2.2	—
Affiliate key employee distributions	38.8	40.1	28.4
Variable compensation(a)	201.0	169.8	153.8
Funds' operating loss	—	173.5	193.2
ENI earnings before variable compensation	418.7	414.5	334.7
Less: ENI variable compensation(a)	(174.0)	(169.8)	(153.8)
ENI operating earnings	244.7	244.7	180.9
Less: ENI Affiliate key employee distributions	(38.9)	(40.1)	(28.4)
ENI Earnings after Affiliate key employee distributions	$205.8	$204.6	$152.5

(a)
For the year ended December 31, 2015, $174.0 million of variable compensation expense is included within economic net income which excludes the revenue and the variable compensation attributable to the non-recurring performance fee.

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds in periods prior to January 1, 2015) of 27% for the year ended December 31, 2015, 17% for the year ended December 31, 2014 and 18% for the year ended December 31, 2013.

This ratio is important because it gives investors an understanding of the profitability of the total business relative to revenue, irrespective of the ownership position which OMAM has in each of its Affiliates. Management and investors use this ratio when comparing our profitability relative to our peer group and evaluating our ability to manage the cost structure and profitability of our business under different operating environments.

(3)
ENI Management fee revenue corresponds to U.S. GAAP management fee revenue, adjusted by reversing the U.S. GAAP Funds consolidation eliminations for periods prior to January 1, 2015 of $20.2 million for the year ended December 31, 2014 and $21.6 million for the year ended December 31, 2013.

(4)
ENI operating expense / management fee revenue is used by management and is useful to investors to evaluate the level of operating expense as measured against our recurring management fee revenue. We have provided this ratio since many operating expenses, including fixed compensation & benefits and general and administrative expense, are generally linked to the overall size of the business. We track this ratio as a key measure of scale economies at OMAM because in our profit sharing economic model, scale benefits both the Affiliate employees and OMAM shareholders. The ENI operating expense / management fee revenue metric is most comparable to the U.S. GAAP operating expense / management fee revenue ratio.

(5)	Excludes variable compensation associated with the non-recurring performance fee.

(6)	ENI earnings before variable compensation is calculated as ENI revenue, less ENI operating expense.

(7)
The ENI Variable compensation ratio is used by management and is useful to investors to evaluate consolidated variable compensation as measured against our ENI earnings before variable compensation. Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate's ENI earnings before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and OMAM equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 30%. The ENI variable compensation ratio is most comparable to the U.S. GAAP variable compensation ratio.

(8)
The ENI Affiliate key employee distribution ratio is used by management and is useful to investors to evaluate Affiliate key employee distributions as measured against our ENI operating earnings. Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates, OMUS is entitled to an initial preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions, whereas for profits above the threshold the key employee distribution amount would be calculated based on the key employee ownership percentages, which range from approximately 15% to 35% at our consolidated Affiliates. The ENI Affiliate key employee distributions ratio is most comparable to the U.S. GAAP Affiliate key employee distributions ratio.

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income. All amounts are shown excluding the 2015 non-recurring performance fee:

	Years ended December 31,
($ in millions)	2015	2014	2013
Economic net income before intercompany interest and tax(1)	$203.5	$204.1	$153.0
Deductible interest expense paid to Parent	—	(49.8)	(72.2)
Deductible intercompany interest expense	(71.0)	(19.0)	—
Taxable economic net income	132.5	135.3	80.8
Taxes at the U.S. federal and statutory rates(2)	(53.3)	(54.4)	(32.5)
Other reconciling tax adjustments	(0.5)	1.6	2.4
Tax on economic net income	(53.8)	(52.8)	(30.1)
Add back intercompany and Parent interest expense previously excluded	71.0	68.8	72.2
Economic net income, excluding the non-recurring performance fee	$149.7	$151.3	$122.9
Economic net income effective tax rate(3)	26.4%	25.9%	19.7%

(1)	Excludes the impact of the non-recurring performance fee and includes interest income and third party ENI interest expense, as shown in the following table:

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP interest income	$0.2	$0.2	$0.5
U.S. GAAP interest expense	(3.1)	(50.6)	(72.2)
U.S. GAAP net interest expense	(2.9)	(50.4)	(71.7)
Deductible interest expense paid to Parent	—	49.8	72.2
Other ENI interest expense exclusions	0.6	0.1	—
ENI net interest income (expense)	(2.3)	(0.5)	0.5
ENI earnings after Affiliate key employee distributions(a)	205.8	204.6	152.5
Economic net income before intercompany interest and tax	$203.5	$204.1	$153.0

(a)
ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to "—Key Non-GAAP Operating Metrics" for a reconciliation from U.S. GAAP operating income (loss) to ENI earnings after Affiliate key employee distributions, excluding the impact of the non-recurring performance fee.

(2)	Calculated using a 40.2% tax rate.

(3)
Based on projected levels of economic net income, the expected effective economic net income tax rate would approximate 25%-30% assuming a generally fixed proportion of deductible interest to economic net income before intercompany interest and tax. The economic net income effective tax rate is calculated by dividing the tax on economic net income by economic net income before intercompany interest and tax.

Capital Resources and Liquidity
Working Capital and Long-Term Debt
The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude Funds that had been consolidated prior to January 1, 2015:

	Years ended December 31,
($ in millions)	2015	2014	2013
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$135.9	$175.6	$194.2
Investment advisory fees receivable	151.8	161.1	154.9
Total current assets	287.7	336.7	349.1
Current liabilities
Accounts payable and accrued expenses	45.7	39.5	43.9
Accrued short-term incentive compensation	134.0	132.1	128.7
Other short-term liabilities(2)	1.8	1.3	17.0
Total current liabilities	181.5	172.9	189.6
Working Capital	$106.2	$163.8	$159.5
Long-term notes payable and other debt	90.0	214.0	1,043.2
Other long-term liabilities	267.9	234.2	223.0

(1)	Excludes Funds that had been consolidated prior to January 1, 2015.

(2)	Excluded from other short-term liabilities for each of the years presented is an income tax reserve relating to net operating losses that does not represent a current obligation of the Company.
Working capital is defined as current assets less current liabilities, excluding Funds that had been consolidated prior to January 1, 2015. Our net working capital has been positive over the past several years and was $106.2 million at December 31, 2015. Our most significant current liabilities have been accounts payable and accrued compensation expense. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at each Affiliate at a sufficient level to meet short-term operational needs. Periodic distributions of Affiliate earnings to OMUS and Affiliate key employee equity holders are made according to respective Affiliate distribution policies, with OMUS having the ability to access any surplus cash at each Affiliate as necessary during interim periods.
Long-Term Debt
Our long-term debt outstanding historically consisted of a related party term loan and a related party revolving credit facility, both due to our Parent, and a term loan payable to a third party. Following the Reorganization, our long-term debt outstanding consisted of an external revolving credit facility and a non-interest bearing promissory note to OMGUK. The non-interest bearing promissory note to our Parent of $37.0 million was fully repaid in 2015. Funds consolidated prior to 2015 that were included in our Consolidated Financial Statements also included long-term debt obligations to both related parties and third parties, none of which were attributable to our controlling interest holders.
The following table summarizes our various historical financing arrangements, excluding consolidated Funds:

	Total available at December 31, 2015	Amounts outstanding at
($ in millions)		December 31, 2015	December 31, 2014	Interest rate	Maturity
Long term debt of OMAM
Third party obligations:
Revolving credit facility	$350.0	$90.0	$177.0	LIBOR + 1.25% plus 0.20% commitment fee	October 15, 2019
Related party obligations:
Loan note two	—	—	37.0	—	September 29, 2024
Total long term debt	$350.0	$90.0	$214.0

Revolving Credit Facility
On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the "Credit Facility"). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. Borrowings under the facility will bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of our total consolidated indebtedness to Adjusted EBITDA (a "Leverage Ratio") until either Moody's Investor Service, Inc. or Standard & Poor's has assigned an initial rating to our senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or our credit rating, at which time such additional amount will be based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such additional amount will be based on our credit rating. In addition, we will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such amount will be based on our credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x. As we are yet to receive a public credit rating and in accordance with terms of the Credit Facility an interest rate of LIBOR plus a margin of 1.25% and commitment fee rate of 0.20% is being charged. At December 31, 2015, our outstanding drawn balance was $90.0 million, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.4x, and the interest coverage ratio was 85.1x.
Loan Note Two
On September 29, 2014, we entered into Loan note two with our Parent. Loan note two was issued in the amount of $37.0 million and does not bear interest. Loan note two had a ten year term and called for quarterly repayments amounting to the greater of our excess cash, as defined, or $1.0 million, whichever is greater. Loan note two was fully repaid in the second quarter of 2015.
Other Long-term Liabilities
Other long-term liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities, excluding Funds that had been consolidated prior to January 1, 2015:

	Years ended December 31,
($ in millions)	2015	2014
Share-based payments liability	$38.5	$42.3
Affiliate profit interests	155.2	123.8
Employee equity	193.7	166.1
Voluntary deferral plan	66.8	59.5
Loan funding committed to discontinued operations	2.1	2.2
Other	5.3	6.4
Total	$267.9	$234.2
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
For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2016 annual meeting of shareholders incorporated herein by reference.
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude Funds that had been consolidated prior to January 1, 2015:

	Years ended December 31,
($ in millions)	2015	2014	2013
Cash provided by (used in)(1)(2)
Operating activities	$255.7	$56.9	$113.3
Investing activities	(62.7)	(5.7)	(10.0)
Financing activities	(230.6)	(49.8)	(104.3)

(1)	Excludes Funds consolidated prior to January 1, 2015.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Historically, our most significant uses of cash collected through Affiliate earnings have been related to funding intercompany interest and debt arrangements with our Parent. Other short-term uses of cash have included compensation and general and administrative expenses for our Boston-based office.
Comparison for the Years Ended December 31, 2015, 2014 and 2013
Net cash provided by operating activities of continuing operations excluding Funds previously consolidated increased $198.8 million, or 349.4%, from $56.9 million for the year ended December 31, 2014 to $255.7 million for the year ended December 31, 2015. The increase was primarily due to the 2014 purchase of additional ownership interests in an Affiliate that did not recur in 2015, a decrease in deferred income taxes, and a decrease in receivable balances.
Net cash provided by operating activities of continuing operations excluding Funds previously consolidated decreased $(56.4) million, or (49.8)%, from $113.3 million for the year ended December 31, 2013 to $56.9 million for the year ended December 31, 2014. The decrease was primarily due to the purchase of additional ownership interests in an Affiliate at the time of the Offering, along with an increase in deferred income taxes.
Net cash used in investing activities of continuing operations excluding Funds previously consolidated consist primarily of purchases and sales of investment securities as part of our co-investment program and voluntary deferral program, or VDP, and purchases of fixed assets for use within our premises. Cash used in investing activities was $(62.7) million, $(5.7) million and $(10.0) million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash received from (used in) the purchase and sale of co-investments and VDP investments was $(49.1) million, $16.7 million and $(0.1) million for the years ended December 31, 2015, 2014 and 2013, respectively. Fluctuations are principally due to the timing of acquisitions of real estate and timber assets in which we are co-investing. Net cash used in the purchase of fixed assets was $(13.0) million, $(7.6) million and $(9.9) million for the years ended December 31, 2015, 2014 and 2013, respectively. The higher levels in 2015 and 2013 versus 2014 were primarily a result of timing of reinvestment by our Affiliates in the facilities and premises in which they operate.
Net cash used in financing activities excluding Funds previously consolidated consists of repayments of a related party revolving credit facility, the term loans to our Parent, third-party borrowings (offset in 2014 by third party debt facilities taken in connection with the Reorganization) and dividends paid in 2014 and 2015. In 2015 we paid $(87.0) million against third party borrowings, $(104.9) million against amounts previously owed to our Parent (including $(37.0) million for the loan note, $(53.6) million for the deferred tax arrangement, and $(14.3) million for the co-investment arrangement) and $(38.7) million in dividends.
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
The following table reconciles Adjusted EBITDA to our net income attributable to controlling interests and to economic net income for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
($ in millions)	2015	2014	2013
Net income attributable to controlling interests	$155.5	$51.7	$25.7
Intercompany interest expense due to Parent	—	49.8	72.2
Net interest expense (income) from third parties	2.3	0.5	(0.5)
Income tax expense (including tax expenses related to the non-recurring performance fee and discontinued operations)	47.2	11.5	16.3
Depreciation and amortization (including discontinued operations)	7.1	6.4	5.6
EBITDA	$212.1	$119.9	$119.3
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit-sharing interests	18.2	83.0	47.7
EBITDA of discontinued operations attributable to controlling interests	(1.3)	4.7	(9.9)
Non-cash parent corporate cost allocation	—	3.4	3.3
Restructuring	0.5	2.3	—
Investment gains attributable to controlling interests	—	(2.6)	(3.0)
Non-recurring performance fee before tax	(19.1)	—	—
Capital transaction costs	2.3	—	—
Adjusted EBITDA, excluding non-recurring performance fee	$212.7	$210.7	$157.4
Net interest income (expense) from (to) third parties	(2.3)	(0.5)	0.5
Depreciation and amortization	(6.9)	(6.1)	(4.9)
Tax on economic net income	(53.8)	(52.8)	(30.1)
Economic net income, excluding non-recurring performance fee	$149.7	$151.3	$122.9

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
Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months as well as our day-to-day operations and future investment requirements over the longer term. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets. We continuously monitor the public debt markets and consider opportunities to benefit from long-term financing at attractive rates.
In connection with the Offering, we entered into an agreement with our Parent and certain of its affiliates pursuant to which our Parent will continue to provide approximately $150 million in seed capital to our Affiliates and their investment products through January 15, 2018, at which time our Parent and certain of its affiliates may withdraw all of such seed capital investments, unless we purchase the entity that owns the seed capital investments. Prior to the conclusion of that commitment, we will have to assess our required level of seed capital beyond January 2018. Although we may choose to arrange to purchase the entity that owns the seed capital investments, we will have no obligation to do so. We currently have no arrangements or commitments in place regarding the future funding of seed capital and at December 31, 2015 we have approximately $15.7 million of commitments in place regarding the future funding of co-investment capital.
In connection with the Offering, we entered into a deferred tax asset deed with OMGUK with respect to certain deferred tax assets ($198.1 million as of December 31, 2015) existing as of the date of the closing of the Offering, such that following the Reorganization, any future amounts realized in respect of these assets, until the later of December 31, 2019 or December 31 of the year in which OMGUK ceases to own, directly or indirectly, more than 50% of our outstanding ordinary shares, are entirely attributable and payable to OMGUK. This resulted in the recording of an intercompany payable to OMGUK in our Consolidated Financial Statements, which will track the value of the deferred tax assets until the later of December 31, 2019 or December 31 of the year in which OMGUK ceases to own more than 50% of our outstanding ordinary shares, at which point in time the arrangement would be terminated and, on November 30 of the following year, the payable would be settled at its net present value subject to repayment if, and to the extent that, the deferred tax assets are determined not to be available.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015:

	Payments due by period
($ in millions)	Total	Less then 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Related party notes payable(1)	$222.7	$48.0	$47.2	$127.5	$—
Third party debt	90.0	—	—	90.0	—
Amounts due to disposed Affiliates	2.1	1.4	0.7	—	—
Lease obligations(2)	71.2	11.0	21.3	19.7	19.2
Co-investment obligations	15.7	15.7	—	—	—
Maximum Affiliate equity and profits interests repurchase obligations(3)	193.7	15.4	35.5	35.5	107.3
Total contractual obligations	$595.4	$91.5	$104.7	$272.7	$126.5

(1)
Included in related party notes payable is $25.2 million related to co-investments and $198.1 million related to the DTA liability owed to the Parent. Amounts are remitted to the Parent against these obligations as the underlying assets are realized.

(2)	Amounts are shown net of income from subleases, and exclude transferred Affiliates and consolidated Funds

(3)	Vested amounts putable by Affiliate key employees
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
Our significant accounting policies are enumerated in Note 2, "Significant Accounting Policies" of our accompanying Consolidated Financial Statements. Of the significant accounting policies discussed in Note 2, Management believes that the policies and estimates below constitute our critical accounting policies, as they involve significant estimates or judgment due to the sensitivity of the methods and assumptions used.
Our critical accounting policies are,

•	basis of presentation,

•	consolidation,

•	derivatives and hedging,

•	use of estimates,

•	operating segment,

•	fair value measurement,

•	valuation of investments held at fair value,

•	equity method investments,

•	revenue recognition,

•	investment advisory fees receivable,

•	goodwill, and

•	earnings per share.

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
Our model for assessing the impact of market risk on our results uses December 31, 2015 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2015. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2015, excluding the non-recurring performance fee.
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

The value of our assets under management was $212.4 billion as of December 31, 2015. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $73.7 million based on our current weighted average fee rate of 34.7 basis points, including equity-accounted Affiliates. Approximately $64.0 billion, or 30.0%, of our AUM, including equity-accounted Affiliates are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance and high-water mark status of our alternative assets, a 10% increase or decrease in AUM would have approximately a $1.4 million impact to our gross performance fees based on our trailing twelve month performance fees of $13.7 million as of December 31, 2015. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $24.5 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles; excluding REITS) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $161.7 billion of equity assets under management to increase or decrease by $16.2 billion, resulting in a change in annualized management fee revenue of $54.8 million and an annual change in post-tax economic net income of approximately $18.3 million, given our current cost structure, operating model, and weighted average equity fee rates of 34 basis points at the mix of strategies as of December 31, 2015. Approximately $44.5 billion, or 27%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.2 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative instruments denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $73.9 billion of foreign currency denominated AUM to increase or decrease by $7.4 billion, resulting in a change in annualized management fee revenue of $32.9 million and an annual change in post-tax economic net income of $11.6 million, based on weighted average fees earned on our foreign currency denominated AUM of 45 basis points at the mix of strategies as of December 31, 2015. Approximately $12.5 billion, or 17%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.5 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $13.8 billion, would cause AUM to rise or fall by approximately $1.4 billion. Based on our fixed income weighted average fee rates of 20 basis points, annualized management fees would change by $2.8 million and post-tax economic net income would change by $0.9 million annually. Given the duration of our fixed income AUM, we estimate that a 100 bp change in interest rates across the yield curve would cause AUM to increase or decrease by approximately 9% or $1.2 billion. Based on our fixed income weighted average fee rates of 20 bps, annualized management fees would change by $2.5 million and post-tax economic net income would change by $0.8 million annually. A change in interest rates would also impact interest expense on our $90.0 million of third party floating rate debt which would go up or down by $0.9 million if interest rates increased or decreased by 100 basis points. There are currently no material fixed income assets earning performance fees as of the twelve months ended December 31, 2015.

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

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OM Asset Management plc:

We have audited the accompanying consolidated balance sheets of OM Asset Management plc and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OM Asset Management plc and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for consolidation beginning January 1, 2015, due to the adoption of Accounting Standard Update 2015-02, Consolidation, using the modified retrospective method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OM Asset Management plc:

We have audited OM Asset Management plc and subsidiaries (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OM Asset Management plc and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
March 15, 2016

OM Asset Management plc
Consolidated Balance Sheets
(in millions)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$135.9	$175.6
Investment advisory fees receivable	151.8	161.1
Property and equipment, net	30.7	24.1
Investments (includes balances reported at fair value of $97.0 and $94.2)	202.6	149.3
Acquired intangibles, net	1.5	1.0
Goodwill	126.5	126.5
Other assets	23.0	21.3
Note receivable due from related party	0.5	—
Deferred tax assets	341.6	330.3
Assets of consolidated Funds:
Cash and cash equivalents	—	93.0
Restricted cash in Timber Funds	—	2,487.7
Investments, at fair value	—	60.6
Timber assets	—	4,053.2
Other assets	—	89.2
Total assets	$1,014.1	$7,772.9
Liabilities and shareholders' equity
Accounts payable and accrued expenses	$45.7	$39.5
Accrued incentive compensation	134.0	132.1
Other amounts due to related parties	222.9	289.9
Other compensation liabilities	260.8	228.3
Accrued income taxes	87.7	47.0
Notes payable to related parties	—	37.0
Third party borrowings	90.0	177.0
Other liabilities	7.1	5.9
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	—	66.9
Long term debt	—	3,777.2
Related party debt	—	318.7
Securities sold, not yet purchased, at fair value	—	16.4
Other liabilities	—	79.6
Total liabilities	848.2	5,215.5
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	—	61.9
Equity:
Ordinary shares (nominal value $0.001; 120,558,278 and 120,000,000 shares, respectively, issued)	0.1	0.1
Shareholders' equity	168.6	31.1
Accumulated other comprehensive income	(2.8)	5.3
Non-controlling interests in consolidated Funds	—	2,459.0
Total equity and redeemable non-controlling interests in consolidated Funds	165.9	2,557.4
Total liabilities and equity	$1,014.1	$7,772.9
See Notes to Consolidated Financial Statements

OM Asset Management plc
Consolidated Statements of Operations
(in millions except for per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Management fees	$637.2	$569.7	$478.2
Performance fees	61.8	34.3	18.1
Other revenue	0.3	1.6	1.8
Consolidated Funds' revenue:
Revenue from timber	—	425.7	401.1
Other revenue	—	25.0	29.4
Total revenue	699.3	1,056.3	928.6
Operating expenses:
Compensation and benefits	412.8	429.4	352.3
General and administrative expense	88.2	83.9	68.7
Amortization of acquired intangibles	0.2	0.1	0.1
Depreciation and amortization	6.9	6.1	4.9
Consolidated Funds' expense:
Interest and dividend expense	—	135.6	150.1
Timber expense	—	257.7	238.4
Depletion expense	—	128.4	142.9
Other expense	—	82.3	70.7
Total operating expenses	508.1	1,123.5	1,028.1
Operating income (loss)	191.2	(67.2)	(99.5)
Non-operating income and (expense):
Investment income	13.0	12.2	10.7
Interest income	0.2	0.2	0.5
Interest expense	(3.1)	(50.6)	(72.2)
Net consolidated Funds gains	—	73.2	76.7
Total non-operating income	10.1	35.0	15.7
Income (loss) from continuing operations before taxes	201.3	(32.2)	(83.8)
Income tax expense	46.6	12.8	13.3
Income (loss) from continuing operations	154.7	(45.0)	(97.1)
Gain (loss) from discontinued operations, net of tax	—	(1.1)	2.7
Gain (loss) on disposal of discontinued operations, net of tax	0.8	2.3	(2.1)
Net income (loss)	155.5	(43.8)	(96.5)
Net income attributable to non-controlling interests	—	—	0.1
Net loss attributable to non-controlling interests in consolidated Funds	—	(95.5)	(122.3)
Net income attributable to controlling interests	$155.5	$51.7	$25.7
Earnings per share (basic) attributable to controlling interests	$1.29	$0.43	$0.21
Earnings per share (diluted) attributable to controlling interests	1.29	0.43	0.21
Continuing operations earnings per share (basic) attributable to controlling interests	1.28	0.46	0.16
Continuing operations earnings per share (diluted) attributable to controlling interests	1.28	0.46	0.16
Weighted average ordinary shares outstanding	120.0	120.0	120.0
Weighted average diluted ordinary shares outstanding	120.5	120.0	120.0
See Notes to Consolidated Financial Statements

OM Asset Management plc
Consolidated Statements of Comprehensive Income
(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$155.5	$(43.8)	$(96.5)
Valuation of derivative securities, net of tax	(6.6)	—	—
Foreign currency translation adjustment	(1.5)	(2.5)	(19.1)
Total other comprehensive income (loss)	147.4	(46.3)	(115.6)
Comprehensive income attributable to non-controlling interests, net of tax	—	—	0.1
Comprehensive loss attributable to non-controlling interests in consolidated Funds	—	(98.7)	(142.7)
Total comprehensive income attributable to controlling interests	$147.4	$52.4	$27.0

See Notes to Consolidated Financial Statements

OM Asset Management plc
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2015, 2014, and 2013
($ in millions, except share data)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders' equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)	Non-controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2012	—	$—	$(483.8)	$1.6	$(482.2)	$0.9	$2,824.4	$2,343.1	$88.9	$2,432.0
Capital contributions (redemptions)	—	—	—	—	—	—	(0.4)	(0.4)	268.1	267.7
Equity-based compensation	—	—	5.0	—	5.0	(0.9)	—	4.1	—	4.1
Foreign currency translation adjustment	—	—	—	1.4	1.4	—	(20.5)	(19.1)	—	(19.1)
Parent company corporate cost allocation	—	—	3.3	—	3.3	—	—	3.3	—	3.3
Net consolidation (de-consolidation) of Funds	—	—	—		—		—	—	109.0	109.0
Distributions	—	—	—	—	—	—	(99.3)	(99.3)	(65.3)	(164.6)
Net income (loss)	—	—	25.7	—	25.7	0.1	(124.9)	(99.1)	2.6	(96.5)
December 31, 2013	—	$—	$(449.8)	$3.0	$(446.8)	$0.1	$2,579.3	$2,132.6	$403.3	$2,535.9
Transfer of subsidiary to Parent	—	—	(16.0)	1.6	(14.4)	—	—	(14.4)	(327.4)	(341.8)
Tax on gain from transfer of subsidiary to Parent	—	—	(3.2)	—	(3.2)	—	—	(3.2)	—	(3.2)
Issuance of ordinary shares	120.0	$0.1	—	—	0.1	—	—	0.1	—	0.1
Capital contributions (redemptions)	—	—	973.1	—	973.1	—	(72.1)	901.0	5.1	906.1
Equity-based compensation	—	—	8.9	—	8.9	—	—	8.9	—	8.9
Deferred tax asset revaluation	—	—	4.3	—	4.3	—	—	4.3	—	4.3
Transfer of value incentive plan share award	—	—	1.8	—	1.8	—	—	1.8	—	1.8
Foreign currency translation adjustment	—	—	—	0.7	0.7	—	(3.2)	(2.5)	—	(2.5)
Parent company corporate cost allocation	—	—	3.4	—	3.4	—	—	3.4	—	3.4
Assignment of deferred tax assets and coinvestments to Parent	—	—	(304.3)	—	(304.3)	—	—	(304.3)	—	(304.3)
IPO costs charged to Parent	—	—	(23.1)	—	(23.1)	—	—	(23.1)	—	(23.1)
Repurchase of Affiliate equity	—	—	(3.7)	—	(3.7)	(0.1)	—	(3.8)	—	(3.8)
Net consolidation (de-consolidation) of Funds	—	—	—	—	—	—	60.2	60.2	(28.8)	31.4
Dividends to Parent	—	—	(212.0)	—	(212.0)	—	—	(212.0)	—	(212.0)
Net income (loss)	—	—	51.7	—	51.7	—	(105.2)	(53.5)	9.7	(43.8)
December 31, 2014	120.0	$0.1	$31.1	$5.3	$36.5	$—	$2,459.0	$2,495.5	$61.9	$2,557.4
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—	—
Capital redemptions	—	—	(1.3)	—	(1.3)	—	—	(1.3)	—	(1.3)
Equity-based compensation	—	—	13.0	—	13.0	—	—	13.0	—	13.0
Deferred tax asset revaluation	—	—	9.0	—	9.0	—	—	9.0	—	9.0
Foreign currency translation adjustment	—	—	—	(1.5)	(1.5)	—	—	(1.5)	—	(1.5)
Dividends to shareholders	—	—	(10.9)	—	(10.9)	—	—	(10.9)	—	(10.9)
De-consolidation of Funds	—	—	—	—	—	—	(2,459.0)	(2,459.0)	(61.9)	(2,520.9)
Valuation of derivative securities, net of tax	—	—	—	(6.6)	(6.6)	—	—	(6.6)	—	(6.6)
Dividends to related parties	—	—	(27.8)	—	(27.8)	—	—	(27.8)	—	(27.8)
Net income	—	—	155.5	—	155.5	—	—	155.5	—	155.5
December 31, 2015	120.5	$0.1	$168.6	$(2.8)	$165.9	$—	$—	$165.9	$—	$165.9
See Notes to Consolidated Financial Statements

OM Asset Management plc
Consolidated Statements of Cash Flows
(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$155.5	$(43.8)	$(96.5)
Less: Net loss attributable to non-controlling interests in consolidated Funds	—	95.5	122.3
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities from continuing operations:
Net (income) loss from discontinued operations, excluding consolidated Funds	(0.8)	3.5	(6.3)
Amortization and impairment of acquired intangibles	0.2	0.1	0.1
Depreciation and other amortization	6.9	6.1	4.9
Loss on disposal of property and equipment	—	0.4	—
Amortization and revaluation of non-cash compensation awards	44.4	103.9	61.6
Parent company corporate cost allocation	—	3.4	3.3
Net earnings from Affiliates accounted for using the equity method	(12.7)	(9.6)	(7.7)
Distributions received from equity method Affiliates	8.6	7.7	15.3
Deferred income taxes	(11.1)	(35.3)	10.3
(Gains) losses on other investments	—	(2.6)	(3.0)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from related parties	12.8	(26.9)	(22.9)
(Increase) decrease in other receivables, prepayments, deposits and other assets	(1.4)	(28.5)	(3.6)
Increase (decrease) in accrued incentive compensation and other liabilities and other amounts due to related parties	15.4	(51.7)	25.8
Increase (decrease) in accounts payable and accruals and accrued income taxes	37.9	34.7	9.7
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	255.7	56.9	113.3
Net loss attributable to non-controlling interests in consolidated Funds	—	(95.5)	(122.3)
Adjustments to reconcile net profit (loss) attributable to non-controlling interests in consolidated Funds to net cash provided by (used in) operating activities from continuing operations of consolidated Funds:

Net profit (loss) from discontinued operations	—	4.7	—
Depletion	—	128.4	142.9
(Gains) losses on other investments	—	(4.6)	(27.7)
(Increase) decrease in receivables and other assets	—	24.5	(52.3)
Increase (decrease) in accounts payable and other liabilities	—	64.6	76.9
Net cash flows from operating activities of continuing operations of consolidated Funds	—	122.1	17.5
Net cash flows from operating activities of continuing operations	255.7	179.0	130.8
Net cash flows from operating activities of discontinued operations	(2.1)	(24.9)	13.7
Total net cash flows from operating activities	253.6	154.1	144.5

OM Asset Management plc
Consolidated Statements of Cash Flows (cont.)
(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from investing activities:
Purchase of fixed assets, excluding discontinued operations	(13.0)	(7.6)	(9.9)
Payments for Affiliate and joint venture equity	(0.6)	(11.0)	—
Dispositions of Affiliates	—	(3.8)	—
Purchase of investment securities	(67.6)	(8.8)	(15.2)
Sale of investment securities	18.5	25.5	15.1
Cash flows from investing activities of consolidated Funds:
Purchase of investments	—	(105.1)	(191.7)
Redemption of investments	—	87.5	333.3
Change in restricted cash	—	31.5	(48.0)
De-consolidation of Funds	(93.0)	(14.2)	(0.4)
Net cash flows from investing activities of continuing operations	(155.7)	(6.0)	83.2
Net cash flows from investing activities of discontinued operations	—	(7.1)	(181.0)
Total net cash flows from investing activities	(155.7)	(13.1)	(97.8)
Cash flows from financing activities:
Proceeds from third party borrowings	—	174.5	—
Repayment of third party borrowings	(87.0)	—	(13.5)
Repayment of related party borrowings	(37.0)	(37.0)	(90.8)
Payment to Parent for deferred tax arrangement	(53.6)	(12.3)	—
Payment to Parent for co-investment redemptions	(14.3)	—	—
Dividends paid to shareholders	(10.9)	—	—
Dividends paid to related parties	(27.8)	(175.0)	—
Cash flows from financing activities of consolidated Funds:
Proceeds from debt raised	—	4.1	—
Repayment of debt	—	(4.7)	(30.3)
Non-controlling interest capital raised	—	—	29.0
Non-controlling interest capital redeemed	—	(25.1)	(91.2)
Redeemable non-controlling interest capital raised	—	10.7	—
Redeemable non-controlling interest capital redeemed	—	(6.9)	(8.8)
Distributions to non-controlling interests	—	(77.7)	—
Distributions to redeemable non-controlling interests	—	(1.9)	—
Net cash flows from financing activities of continuing operations	(230.6)	(151.3)	(205.6)
Net cash flows from financing activities of discontinued operations	—	(1.2)	174.1
Total net cash flows from financing activities	(230.6)	(152.5)	(31.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2.1)	(1.6)
Net increase (decrease) in cash and cash equivalents	(132.7)	(13.6)	13.6
Cash and cash equivalents at beginning of period	268.6	282.2	268.6
Cash and cash equivalents at end of period	$135.9	$268.6	$282.2

OM Asset Management plc
Consolidated Statements of Cash Flows (cont.)
(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$3.7	$64.4	$72.5
Income taxes paid	$9.5	$6.1	$5.5
Net consolidation (de-consolidation) of Funds	$(2,520.9)	$31.4	$109.0
Non-cash capital contribution to Parent	$(0.1)	$(14.4)	$—
Non-cash capital contribution from Parent	$—	$258.6	$—

See Notes to Consolidated Financial Statements

OM Asset Management plc
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

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

9.
OMAM entered into arrangements with OMGUK for the payment of future realizable benefits (estimated to total $198.1 million at December 31, 2015) associated with certain deferred tax assets existing as of the date of the Offering, as well as co-investments (with both a carrying value and fair value of $25.2 million at December 31, 2015) made by the Company in real-estate and timber strategies of its Affiliates. In accordance with the deferred tax asset arrangement, in December 2014, OMAM began to make quarterly payments to OMGUK. In the fourth quarter of 2014, OMAM adjusted the balance of the liability to reflect the impact of the 2013 income tax return and also reduced the liability as of the Offering date to reflect a revised estimate of the future realizable benefits as of the Offering date. The liability was adjusted again in the fourth quarter of 2015 to reflect the impact of the 2014 income tax return through October 8, 2014.

10.	The Company made a payment of the $175.0 million pre-Offering dividend to OMGUK, funded by a new third party credit facility entered into at the closing of the Offering; and

11.	OMAM completed the purchase of additional ownership of an Affiliate for $60.0 million in cash, resulting in a reduction of liabilities for the same amount.
Additionally, in the fourth quarter of 2014, the Company recast the components of Shareholders' equity (deficit) to reflect the issuance of 120,000,000 ordinary shares, nominal value $0.001 per share.
Secondary Public Offering

On June 22, 2015, the Company completed a secondary public offering by its Parent of 13,300,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,995,000 shares of the Company from its Parent.  At December 31, 2015, the Company's Parent owned 65.8% of the Company's outstanding ordinary shares.
Share Repurchase Program
On February 3, 2016, the Company's Board of Directors authorized a $150 million share repurchase program, which was approved by shareholders on March 15, 2016.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

2) Basis of Presentation and Significant Accounting Policies
The Company's significant accounting policies are as follows:
Basis of presentation
These Consolidated Financial Statements reflect the historical balance sheets; statements of operations; statements of comprehensive income; statements of changes in shareholders' equity; and statements of cash flows of the Company. On October 15, 2014, the Company completed the Offering by its Parent of 22,000,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended. Additionally, the underwriters in the Offering exercised a portion of their overallotment option and purchased an additional 2,231,375 shares of the Company from the Parent. On June 22, 2015, the Company completed a secondary public offering by its Parent of 15,295,000 ordinary shares including the full overallotment option.  At December 31, 2015, the Company's Parent owned 65.8% of the Company's outstanding ordinary shares.
Within these Consolidated Financial Statements, entities that are part of the Parent's consolidated results, but are not part of OMAM, as defined above, are referred to as "related parties." These historical Consolidated Financial Statements prepared prior to the Offering use the Parent's historical basis in determining the assets and liabilities and the results of the Company. The financial information included herein may not reflect the consolidated financial position, operating results, changes in the Parent's equity investment and cash flows of the Company in the future, and does not reflect what they would have been had the Company been a separate, stand-alone entity for the entirety of the periods presented.
The Company historically utilized the services of the Parent for certain functions. These services included providing working capital, as well as certain finance, internal audit, insurance, human resources, investor relations, risk, governance and other corporate functions and projects. The cost of these services was allocated to the Company and included in the Consolidated Financial Statements. The allocations were determined on the basis which the Parent and the Company considered to be reasonable reflections of the utilization of services provided by the Parent. Subsequent to the Offering, the Company assumed responsibility for the costs of these functions.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

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
In the normal course of business, the Company’s Affiliates sponsor and manage certain investment vehicles (the “Funds”). The Company assesses consolidation requirements with respect to its Funds pursuant to Accounting Standards Codification (“ASC”) Topic 810, Consolidation, as amended by Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU 2015-02") relating to the consolidation of VIEs.
Prior to the adoption of ASU 2015-02, substantially all of the Funds managed by the Company qualified for the deferral granted under ASU 2010-10, "Amendments for Certain Investment Funds". As such, the Company evaluated these Funds for consolidation pursuant to former guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities. These Funds have typically been owned entirely by third-party investors, however certain Funds are capitalized with seed capital investments from the Company or its related parties and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

of the related party group that is most closely associated to the VIE. The consolidation analysis can generally be performed qualitatively, however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed.
The Company consolidates VOEs when it has control over significant operating, financial and investing decisions of the entity or holds the majority voting interest. For VOEs organized as limited partnerships or as an entity with governance structures similar to a limited partnership (e.g., limited liability company with a managing member), the Company consolidates an entity when it holds the controlling general partnership interest and the limited partners do not hold substantive participating rights or rights to remove and replace the general partner or rights that could provide the limited partners with the ability to impact the ongoing governance and operating activities of the entity.
Other than Funds holding investments in timber assets (the “Timber Funds”), the Company’s consolidated Funds are investment companies (the “Investment Funds”) and the Company has therefore retained their specialized investment company accounting in consolidation, pursuant to ASC 946, “Financial Services—Investment Companies.”
Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, its Affiliates, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s primary beneficiary who consolidates such entity. As of December 31, 2015, there were no Funds which were consolidated pursuant to ASU 2015-02.
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
Prior to the adoption of ASU 2015-02, the Company's Timber Funds did not qualify for the deferral under ASU 2010-10. Following the adoption of ASU 2015-02, Timber Funds and Investment Funds are evaluated pursuant to the same revised consolidation guidance. All of the Company's Timber Funds that were previously consolidated

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

were de-consolidated on January 1, 2015 upon the adoption of ASU 2015-02 utilizing the modified retrospective method.
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
December 31, 2015 and 2014

Fair value measurements
In accordance with the provisions of FASB ASC 820, "Fair Value Measurement" ("ASC 820"), fair value is the price that the Company expects to be paid upon the sale of an asset or expects to pay upon the transfer of a liability in an orderly transaction between market participants. Pursuant to ASC 820, there is a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect the Company's own conclusions about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
•Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by U.S. GAAP, the Company does not adjust the quoted price for these investments.
•Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies utilizing observable market inputs other than quoted prices. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.
•Level III—Pricing inputs are unobservable for the asset or liability and include assets and liabilities where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in corporate private equity, real estate funds, and funds of hedge funds.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. The Company has adopted the provisions of Accounting Standards Update 2015-07, "Fair Value Measurement" ("ASU 2015-07") where, in cases in which the fair value of an investment is established using the net asset value (or its equivalent) as a practical expedient, the investment will no longer be categorized within the fair value hierarchy.
Investments and Investment Transactions
Valuation of investments held at fair value

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

Valuation of Fund investments is evaluated pursuant to the fair value methodology discussed above. The Company's discretionary investments are categorized as trading and held at estimated fair value. Realized and unrealized gains and losses arising from changes in fair value of discretionary investments are reported within investment income in the Consolidated Statements of Operations. See Note 4 for a summary of the fair value inputs utilized to determine the fair value of other discretionary investments held at fair value.
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
Foreign currency translation
The books and records of the Company and its Affiliates are maintained in U.S. dollars. Except for one Timber Fund in Australia consolidated prior to 2015, the books and records of consolidated Funds are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars on the date of valuation. Income and expense transactions denominated in foreign currencies are translated into U.S. dollars using the average exchange rate over the period presented. The portion of realized or unrealized gains and losses resulting from changes in foreign exchange rates and from fluctuations arising from changes in the market prices of the underlying securities are included in the net realized and unrealized gain and loss on investments on the consolidated statement of operations. Net realized and unrealized gains and losses on foreign currency transactions represent net foreign exchange gains or losses from forward foreign currency exchange contracts, disposition of foreign currencies, currency gains or losses between the trade and settlement date on security transactions, and the difference between the amount of the investment income and foreign withholding taxes recorded on the Funds' books and the U.S. dollar equivalent amounts actually received or paid.
Short sales
Certain Investment Funds may sell a security they do not own in anticipation of a decline in the fair value of that security. When a Fund sells a security short, it must borrow the security sold short and deliver it to the broker-dealer through which it made the short sale. The short sales are secured by the long portfolio and available cash. The Fund records a gain, limited to the price at which the Fund sold the security short, or a loss, unlimited in size, upon the termination of a short sale. The amount of the gain or loss will be equal to the proceeds received in entering into the short sale less the cost of buying back the short security to close the short position. While the transaction is open, the Fund will incur an expense for any accrued dividends or interest which is paid to the lender of the securities. These short sales may involve a level of risk in excess of the liability recognized in the accompanying consolidated balance sheet. The extent of such risk cannot be quantified.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

Funds' Derivatives
Certain Funds use derivative instruments. However, there is minimal risk to the Company in relation to the derivative assets and liabilities of the Funds in excess of its investment in the respective Funds holding the investment. The Funds' derivative instruments include foreign currency exchange contracts, credit default swaps, interest rate swaps, financial futures contracts and warrants. The fair values of derivative instruments are recorded as other assets of consolidated Funds or other liabilities of consolidated Funds on the Company's Consolidated Balance Sheets. The Company has used foreign exchange forwards to hedge the risk of movement in exchange rates on financial assets on a limited basis.
The Company's Funds have not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on Fund's derivative instruments not designated for hedge accounting are included as net consolidated Funds gains or losses in the Company's Consolidated Statements of Operations.
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
December 31, 2015 and 2014

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
Investment advisory fees receivable
The Company earns management and performance fees which are billed monthly, quarterly and annually in arrears, according to the terms of the relevant investment management agreement. Management and performance fees that have been earned, but have not yet been collected are presented as Investment advisory fees receivable on the Consolidated Balance Sheets. Due to the short-term nature and liquidity of these receivables, the carrying amounts approximate their fair values. The Company typically does not record an allowance for doubtful accounts or bad debt expense, or any amounts recorded have been immaterial.
Allocated Costs from the Parent
The Company's Parent provides the Company with various services, including governance through the board of directors and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. Some of these services are directly attributable to the Company and some are of a more general nature. The costs associated with the services which are (i) directly attributable to the Company, (ii) have been charged directly to the Company by the Company's Parent, and (iii) have been paid to the Company's Parent by the Company have been reflected in the Company's Consolidated Financial Statements. During the years ended December 31, 2015, 2014 and 2013, the amount of expenses charged directly to the Company from the Company's Parent were $1.8 million, $2.1 million and $2.0 million, respectively.
With respect to the above services and benefits which are not directly attributable to the Company, costs were allocated to the Company and included in the Consolidated Financial Statements, based generally on the Company's proportion of the total Parent's consolidated, normalized revenues. Subsequent to the Offering (see Note 1), these general costs are no longer allocated and if required are borne directly by the Company. During the years ended December 31, 2015, 2014 and 2013, costs allocated to the Company from Parent were $0.0 million, $3.4 million and $3.3 million, respectively.
These cost allocations were determined using a method that the Parent and the Company considered reasonably reflected the costs of such services attributable to the Company provided by the Parent. The Company believes the assumptions and allocations underlying the Consolidated Financial Statements are reasonable and the allocated amounts are representative of the amounts that would have been recorded in the Consolidated Financial Statements had the Company operated independent of the Parent for the historical periods presented prior to the Offering. A more detailed discussion of the relationship with the Parent, including a description of the costs that have been allocated to the Company, as well as the allocation methods, is included in Note 10, "Related Party Transactions."
Property and equipment

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

Property and equipment are recorded at historical cost and depreciated using the straight-line method over its estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, which is generally three years or less. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred.
Intangible assets
Acquired Affiliates have identifiable intangible assets arising from contractual or other legal rights with their clients. In determining the value of acquired intangibles, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors. The Company analyzes the Affiliate's historical and potential future operating performance, the Affiliate's historical and potential future rates of attrition among existing clients, the stability and longevity of existing client relationships, the Affiliate's recent and long-term investment performance, the characteristics of the firm's products and investment styles, the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value. The Company's acquired intangible assets are predominately definite-life intangible assets and are generally amortized on a straight line basis over their estimated useful lives, ranging from five to sixteen years, reflecting the expected duration of such relationships. The Company does not hold any indefinite-life intangible assets other than goodwill.
The Company tests for the possible impairment of acquired intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the Consolidated Statements of Operations for amounts necessary to reduce the carrying value of the asset to fair value. Intangible assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

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
Earnings per share
The Company calculates basic and diluted earnings per share ("EPS") by dividing net income for the year ended December 31, 2015 by its shares outstanding as outlined below. For 2014 and periods prior to the Offering (described in Note 1), the Company is calculating pro forma basic and fully diluted EPS based upon 120 million pro forma shares, the number of shares outstanding following the Reorganization described in Note 1.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

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
The Company operates longer term profit-interest plans whereby certain Affiliate key employees are granted (or have a right to purchase) awards representing a profits interest in their respective Affiliate, as distinct from an equity interest due to the lack of pari passu voting rights. Under these plans, the Company may award a portion of the aforementioned variable compensation arrangement through issuance of a profits interest in the Affiliate. The awards generally have a three to five year vesting period from the grant date, and the service period begins at the commencement of the financial period to which the variable compensation relates. Under these plans, Affiliate key employees are eligible to share in the profits of their respective Affiliates based on their respective percentage interest held.
In addition, under certain circumstances, Affiliate key employees are eligible to receive a series of repurchase payments upon exiting the plans based on a multiple of the last twelve months profits of their respective Affiliate, as defined. Profits allocated and movements in the potential repurchase value, determined based on a fixed multiple times trailing twelve month profits, as defined, are recognized as compensation expense. Profit interests compensation liabilities are re-measured at each reporting date at the current trailing twelve month earnings multiple, with movements treated as compensation expense in the Company's Consolidated Statements of Operations.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

In connection with the Offering, certain unvested restricted shares of the Parent were exchanged for unvested restricted shares of the Company. Awards made under the Company's equity plans are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded. Valuation of restricted stock awards ("RSAs") and restricted stock units ("RSUs") is determined based on the Company's closing share price as quoted on the New York Stock Exchange on the measurement date. For performance-based RSUs, a Monte-Carlo simulation model is used to determine the fair value. Key inputs for the model include: expected dividend yield, risk-free interest rate and expected volatility.
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
Deferred financing costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in total equity as a reduction of Shareholders' equity generated as a result of the offering. At the time in which the equity financing is no longer considered probable of being consummated, the deferred financing costs are expensed immediately as a charge to operating expenses in the Consolidated Statement of Operations. Costs associated with an unconsummated transaction amounted to $0.0 million, $0.0 million, and $0.4 million expensed in the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company files tax returns directly with the U.K., U.S. and state tax authorities and therefore, the computations under the separate return method follow the Company's filings.
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
December 31, 2015 and 2014

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
A tax benefit should only be recognized if it is more-likely-than-not that the position will be sustained based on its technical merits. The Company recognizes the financial statement benefit of a tax position only after considering the probability that a tax authority would uphold the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the largest amount of benefit greater than 50% likely of being sustained. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. Unrecognized tax benefits and related interest and penalties, are adjusted periodically to reflect changing facts and circumstances. The Company's accounting policy is to classify interest and related charges as a component of income tax expense.
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
Other comprehensive income (loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company's purposes, comprehensive income (loss) represents net income (loss), as presented in the accompanying Consolidated Statements of Operations, adjusted for net foreign currency translation adjustments and adjustments to the valuation of certain derivative securities, net of tax.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

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
Recent accounting developments
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. ASU 2014-9 modifies existing U.S. GAAP revenue recognition standards to more closely align with international accounting standards. Additionally, the guidance requires improved disclosures around the nature, amount, timing and uncertainty of revenue recognized. In August 2015, the FASB issued ASU 2015-14 which delayed the mandatory adoption date of ASU 2014-9 by one year. ASU 2014-9, as amended, will be effective for annual reporting periods beginning after December 15, 2017, however companies may elect to adopt as of an annual reporting period beginning after December 15, 2016. The Company is evaluating the impact of ASU 2014-9, however it does not expect it to have a significant impact on how the Company recognizes its revenues in its Consolidated Financial Statements.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

3) Investments

Investments are comprised of the following at December 31 (in millions):

	2015	2014
Investments by consolidated Funds in related, unconsolidated master Funds	$—	$23.6
Other investments of consolidated Funds attributable to non-controlling interests	—	37.0
Investments of consolidated Funds attributable to non-controlling interests held at fair value	—	60.6
Equity-accounted investments in unconsolidated Funds (Note 6)	30.1	34.5
Investments related to voluntary deferred compensation plans held at fair value	66.9	59.7
Total investments held at fair value	97.0	154.8
Equity-accounted investments in Affiliates (Note 6)	54.0	50.5
Equity-accounted investments in unconsolidated Funds, at cost (Note 6)	—	0.5
Investments in joint ventures	—	2.4
Other investments*	51.6	1.7
Total investments per Consolidated Balance Sheet	$202.6	$209.9
Investment income is comprised of the following for the years ended December 31 (in millions):

	2015	2014	2013
Investment return of equity-accounted investments in unconsolidated Funds (Note 6)	$0.3	$1.9	$2.9
Realized and unrealized gains/losses on other discretionary investments held at fair value	—	0.7	0.1
Total investment return on OMAM products	0.3	2.6	3.0
Investment return of equity-accounted investments in Affiliates (Note 6)	12.7	9.6	7.7
Total investment income per Consolidated Statement of Operations	$13.0	$12.2	$10.7
* Other investments represent cost-basis investments made by one of our Affiliates.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

4) Fair Value Measurements

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2015
Assets of OMAM(1)
Investment securities(2)	66.9	—	—	—	66.9
Investments in unconsolidated Funds(3)	—	—	—	30.1	30.1
Total fair value assets	$66.9	$—	$—	$30.1	$97.0
Liabilities of OMAM(1)
Derivative securities	$—	$(8.8)	$—	$—	$(8.8)
Total fair value liabilities	$—	$(8.8)	$—	$—	$(8.8)
On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated all Funds that had been consolidated as of December 31, 2014.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

4) Fair Value Measurements (cont.)

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2014
Assets of OMAM and consolidated Funds(1)
Investments owned, at fair value
Common and preferred stock	$24.8	$—	$—	$—	$24.8
Short-term investment funds	0.1	—	—	—	0.1
Fixed income securities	1.1	—	—	—	1.1
Collective investment funds	—	—	—	32.5	32.5
Other investments	0.3	1.8	—	—	2.1
Total investments at fair value	26.3	1.8	—	32.5	60.6
Restricted cash held at fair value	104.5	—	—	—	104.5
Consolidated Funds Total	130.8	1.8	—	32.5	165.1
Investment securities(2)	59.7	—	—	—	59.7
Investments in unconsolidated Funds(3)	—	—	—	34.5	34.5
OMAM Total	59.7	—	—	34.5	94.2
Total fair value assets	$190.5	$1.8	$—	$67.0	$259.3
Liabilities of consolidated Funds(1)
Common stock	$(16.4)	$—	$—	$—	$(16.4)
Total fair value liabilities	$(16.4)	$—	$—	$—	$(16.4)

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates. $0.0 million in assets and $0.0 million in liabilities at December 31, 2015 and $60.6 million in assets and $16.4 million in liabilities at December 31, 2014 are the result of the consolidation of Funds sponsored by the Company's Affiliates.

Of these, pursuant to ASU 2015-07, collective investment funds are multi-strategy products, uncategorized because they are redeemable monthly and valued at net asset value per share of the fund without adjustment which the Company believes represents the fair value of the investments.
The fair value of other investments is estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs and therefore classified within Level II. The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. If the pricing services are only able to (a) obtain

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

4) Fair Value Measurements (cont.)

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

(2)
Investment securities of $66.9 million and $59.7 million at December 31, 2015 and 2014, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(3)
The $30.1 million and $34.5 million at December 31, 2015 and December 31, 2014, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient. The Company has not classified these investments in the fair value hierarchy in accordance with ASU 2015-07. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investments funds.The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eight years from December 31, 2015. The valuation process for the underlying real estate investments held by the real estate investments Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities among Levels I, II or III during the years ended December 31, 2015 and 2014.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

5) Variable Interest Entities

The Company sponsors the formation of various entities considered to be VIEs. The Company consolidates these entities pursuant to ASC Topic 810 relating to the consolidation of VIEs. These VIEs are primarily Funds managed by Affiliates that are typically owned entirely by third-party investors, however, certain Funds are capitalized with seed capital investments from the Company and its related parties and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.
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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company at December 31 (in millions):

	2015	2014
Assets
Investments at fair value	$—	$5.9
Restricted cash	—	2,487.7
Timber assets	—	4,053.2
Other assets of consolidated Funds	—	165.0
Total Assets	$—	$6,711.8
Liabilities
Borrowings	$—	$4,095.9
Other liabilities of consolidated Funds	—	150.8
Total Liabilities	$—	$4,246.7
"Investments at fair value" consist of investments in securities and investments in related parties.
On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated all Funds that had been consolidated as of December 31, 2014.
The assets of consolidated VIEs presented in the table above belong to the investors in those Funds, are available for use only by the Fund to which they belong, and are not available for use by the Company. Any debt or liabilities held by consolidated Funds have no recourse to the Company's general credit. The Company has also consolidated Funds that are not VIEs, and therefore the assets and liabilities of those Funds are not included in the table above.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

5) Variable Interest Entities (cont.)

The Company's involvement with Funds that are VIEs and unconsolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company's investment in any unconsolidated VIE generally represents an insignificant interest of the Fund's net assets, such that the majority of the VIE's results are attributable to third parties. The Company's exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2015	2014
Unconsolidated VIE assets	$7,302.4	$9,993.5
Unconsolidated VIE liabilities	$4,189.1	$1,515.0
Equity interests on the Consolidated Balance Sheet	$10.8	$75.3
Maximum risk of loss(1)	$16.6	$75.5

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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

6) Equity Accounted Investees

The following tables present summarized financial information for Affiliates and Funds accounted for under the equity method (in millions):

	For the year ended December 31, 2015			For the year ended December 31, 2014
Statements of Income	Heitman LLC	Other	Total	Heitman LLC	Other	Total
Net revenues(1)	$128.9	$213.7	$342.6	$227.4	$89.1	$316.5
Operating income	27.1	87.7	114.8	51.0	17.2	68.2
Other income (expense), net	—	97.8	97.8	26.1	(102.1)	(76.0)
Income (loss) before income taxes	27.1	185.5	212.6	77.1	(84.9)	(7.8)
Less income tax expense	0.8	5.1	5.9	3.0	1.9	4.9
Exclude: noncontrolling interests income (loss)	—	177.6	177.6	58.6	(89.8)	(31.2)
Net income attributable to controlling interests	$26.3	$2.8	$29.1	$15.5	$3.0	$18.5
OMAM equity in net income of equity method investees	$10.2	$2.8	$13.0	$8.5	$3.0	$11.5

	For the year ended December 31, 2013
Statements of Income (cont.)	Heitman LLC	Other	Total
Net revenues(1)	$218.3	$80.1	$298.4
Operating income	49.0	20.8	69.8
Other income (expense), net	172.8	(13.4)	159.4
Income before income taxes	221.8	7.4	229.2
Less income tax expense	1.8	(0.4)	1.4
Exclude: noncontrolling interests income	197.2	7.6	204.8
Net income attributable to controlling interests	$22.8	$0.2	$23.0
OMAM equity in net income of equity method investees	$10.4	$0.2	$10.6

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

6) Equity Accounted Investees (cont.)

	As of December 31, 2015			As of December 31, 2014
Balance Sheets	Heitman LLC	Other	Total	Heitman LLC	Other	Total
Total assets	$76.8	$2,670.4	$2,747.2	$1,647.1	$1,319.9	$2,967.0
Total liabilities	39.0	1,026.2	1,065.2	581.1	552.8	1,133.9
Non-controlling interests in subsidiaries	—	1,612.7	1,612.7	1,014.4	756.9	1,771.3
Members' equity	$37.8	$31.5	$69.3	$51.6	$10.2	$61.8
OMAM equity investment and undistributed earnings of affiliated companies, before consolidating and reconciling adjustments	$22.9	$31.5	$54.4	$44.7	$10.2	$54.9
Consolidating and reconciling adjustments:
Goodwill attributable to equity method investment	29.7	—	29.7	30.6	—	30.6
OMAM investment in equity method investees at cost plus equity in undistributable earnings since acquisition	$52.6	$31.5	$84.1	$75.3	$10.2	$85.5

(1)	Net revenue includes advisory fees for asset management services and investment income, including interest and dividends from consolidated investment partnerships.
During the period, certain Affiliates held investments in joint ventures. These investments were accounted for using the equity method of accounting. Acadian Asset Management LLC had a joint venture investment in Acadian Asset Management (Australia) Limited. Net income (loss) in the Consolidated Statement of Operations includes $0.3 million, $1.4 million, and $2.1 million of income for the years ended December 31, 2015, 2014 and 2013, respectively, and investments in the Consolidated Balance Sheet includes $0.0 million and $2.4 million for the years ending at December 31, 2015 and 2014, respectively. There are no material differences between the carrying value of these investments and the amounts of their underlying net asset value.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

7) Property and Equipment and Lease Commitments

Property and equipment consisted of the following at December 31 (in millions):

	2015	2014
Leasehold improvements	$28.5	$26.7
Office equipment	21.3	17.5
Furniture and fixtures	6.8	6.6
Software and web development	21.4	14.3
Total property and equipment, at cost	78.0	65.1
Accumulated depreciation and amortization	(47.3)	(41.0)
Property and equipment, net	$30.7	$24.1
Fixed asset depreciation and software and web development amortization expense for continuing operations was $6.9 million, $6.1 million, and $4.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company and its Affiliates lease office space for their operations. At December 31, 2015, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are (in millions):

Future minimum rentals
2016	$11.0
2017	10.9
2018	10.4
2019	10.1
2020	9.6
Thereafter	19.2
Total	$71.2
The Company is responsible for other expenses under these leases as well. Such expenses include operating costs, insurance, taxes and broker fees. Consolidated rent & occupancy expenses for 2015, 2014, and 2013 were $10.9 million, $10.6 million, and $8.8 million respectively.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

8) Goodwill and Intangible Assets

The following table presents the changes in goodwill in 2015, and 2014 (in millions):

	Gross Book Value	Accumulated Impairment	Net Book Value
December 31, 2013	$160.6	$(42.8)	$117.8
Impairments	—	—	—
Additions	11.0	—	11.0
Disposals	(11.2)	8.9	(2.3)
December 31, 2014	$160.4	$(33.9)	$126.5
Impairments	—	—	—
Additions	—	—	—
Disposals	—	—	—
December 31, 2015	$160.4	$(33.9)	$126.5
The amount of the disposal charge attributable to discontinued operations was $11.2 million in 2014. The disposal amount represents the write down necessary as a result of the transfer of Rogge Global Partners plc to the Company's Parent.
The following table presents the change in acquired intangible assets in 2015 and, 2014, composed of client relationships (in millions):

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2013	$26.8	$(25.6)	$1.2
Amortization	—	(0.1)	(0.1)
Disposals	(4.1)	4.0	(0.1)
December 31, 2014	$22.7	$(21.7)	$1.0
Additions	0.6	—	0.6
Amortization	—	(0.1)	(0.1)
Disposals	—	—	—
December 31, 2015	$23.3	$(21.8)	$1.5
The Company's definite-lived acquired intangibles are amortized over their expected useful lives. As of December 31, 2015, these assets were being amortized over an average remaining useful life of six to eight years. The Company recorded amortization expense of $0.1 million, $0.1 million and $0.2 million, respectively, for the years ended December 31, 2015, 2014 and 2013. The amount of amortization attributable to continuing operations was $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. The amount of amortization attributable to discontinued operations was $0.0 million, $0.0 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

8) Goodwill and Intangible Assets (cont.)

The Company estimates that its consolidated annual amortization expense, assuming no useful life changes or additional investments in new or existing Affiliates, for each of the next five fiscal years is as follows (in millions):

2016	$0.2
2017	0.2
2018	0.2
2019	0.2
2020	0.2
Thereafter	0.5
Total	$1.5
9) Timber and Timberlands
Timber and timberlands consisted of the following at December 31 (in millions):

	2015	2014
Timber	$—	$2,813.7
Timberlands	—	1,880.5
Timber lease rights	—	198.8
Other(1)	—	27.1
Total timber and timberlands, at cost	—	4,920.1
Accumulated depletion on timber	—	(866.0)
Accumulated amortization	—	(0.9)
Timber and timberlands, net	$—	$4,053.2

(1)	The category "Other" includes buildings, roads, quarries, hunting lease rights and other similar tangible and intangible assets related to timber cutting operations.
On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated its Timber Funds.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

10) Related Party Transactions

Amounts due from related parties were comprised of the following at December 31 (in millions):

	2015	2014
Fees receivable from unconsolidated Funds	$31.5	$18.2
Fees receivable from commonly controlled Old Mutual plc business units	2.0	2.3
Other amounts due from related parties	5.2	5.9
Other amounts due from Parent	0.2	1.8
Total amounts due from related parties	$38.9	$28.2
Amounts due to related parties were comprised of the following at December 31 (in millions):

	2015	2014
Other amounts due to related parties	$0.2	$0.4
Loan notes payable to Parent (Note 13)	—	37.0
Preferred dividend payable of consolidated Fund	—	16.3
Other amounts due to Parent(2)	4.5	3.5
Total current payables to related parties	4.7	57.2
Other amounts due to Parent(2)	218.2	286.1
Promissory note payable to related parties of consolidated Fund (Note 13)	—	318.7
Total long-term payables to related parties	218.2	604.8
Total amounts due to related parties	$222.9	$662.0
Investments in related parties consisted of the following at December 31 (in millions):

	2015	2014
Investment in unconsolidated master Funds(3)	$—	$23.6
Investments in joint ventures	—	2.4
Investments in equity-accounted investees (Note 6)	84.1	85.5
Total related party investments	$84.1	$111.5

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

10) Related Party Transactions (cont.)

Related party transactions included in the Company's Consolidated Statement of Operations for the years ended December 31 consisted of (in millions):

	2015	2014	2013
Revenues:
Management fees collected from commonly controlled Old Mutual business units(3)	$9.3	$10.6	$9.6
Management fees collected from unconsolidated Funds(1)	107.0	47.5	46.4
Performance fees collected from unconsolidated Funds(1)	1.9	5.9	0.5
Management fees collected from joint venture partners	—	6.4	13.7
Total related party revenues (including discontinued operations)	$118.2	$70.4	$70.2
Expenses:
Interest expense owed to parent (Note 13)	$—	$49.8	$72.1
Rent and administrative costs recharged by commonly controlled Old Mutual business units(4)	1.7	1.2	0.1
Restricted stock grants of parent equity to OMAM employees (Note 18)	0.5	4.5	5.0
Recharged parent operational costs(5)	1.8	5.5	5.3
Total related party expenses (including discontinued operations)	$4.0	$61.0	$82.5

(1)
Transactions with unconsolidated Affiliate-sponsored Funds are considered related party items on the basis of the Company's significant influence over the activities of such entities in its capacity as investment advisor thereto. These transactions are comprised of fees for advisory services and investments in unconsolidated "master" Funds held by consolidated "feeder" Funds.

(2)
During 2014, the Company entered into a deferred tax asset deed with the Parent for the payment of realized benefits associated with certain deferred tax assets, as well as a co-investment deed for the payment of realized benefits associated with co-investments made by the Company in real-estate and timber strategies of its Affiliates. Amounts owed to the Parent associated with the deferred tax asset deed were $198.1 million at December 31, 2015. Amounts owed to the Parent associated with the co-investment deed were $20.2 million at December 31, 2015, net of tax. As of December 31, 2015, the Company recorded a payable of $4.5 million for redemptions and estimated taxes due under the co-investment deed. Amounts withheld in excess of the future tax liability will be payable to the Parent upon settlement.

(3)
The Company provides sub-advisory services in the ordinary course of business to commonly controlled Old Mutual business units. Management fees include amounts earned from these related parties. For the years ended December 31, 2015, 2014, and 2013, $0.0 million, $0.3 million, and $0.0 million, respectively, were earned from discontinued operations.

(4)
The Company conducts a portion of its distribution activities out of Asia and the United Kingdom, and has entered into contractual arrangements with Related Business Units domiciled there to share their premises and leverage certain of their administrative functions.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

10) Related Party Transactions (cont.)

(5)
The Company's Parent provides the Company with various oversight services, including governance, which includes compensation for board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. That portion of the above costs which (i) are directly attributable to the Company, (ii) have been charged to the Company by the Company's Parent and (iii) have been paid to the Parent by the Company, have been recorded in the Company's Consolidated Financial Statements and were $1.8 million, $2.1 million, and $2.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. With respect to the above services which were not directly attributable to the Company, costs associated with these services were generally allocated based on the Company's proportion of the Parent's total consolidated, normalized revenues. In the years ended December 31, 2015, 2014, and 2013, $0.0 million, $3.4 million, and $3.3 million, respectively, of these costs incurred have been allocated to the Company through a non-cash contribution to Parent equity, with the balance of the charges settled in cash. Subsequent to the Offering, these general costs are no longer allocated and if required, are borne directly by the Company.

Other related party arrangements
In December 2011, the Company's Parent transferred a loan note receivable with a carrying value of $30.1 million to the Company from a commonly controlled business unit (sister entity). The acquisition of the loan note was funded via a non-cash contribution to capital from the Company's Parent. The loan note, issued by the Parent, earned interest at the two year U.S dollar swap rate plus 7.28%. Interest was payable annually in arrears. During 2014, the loan note receivable was redeemed via capital redemption to the Parent in the Company's Consolidated Financial Statements.
The Company has entered into a sub-lease arrangement with a Related Business Unit subsidiary of the Parent in relation to premises it continues to lease in respect of a discontinued operation. During 2009, as of the date this operation was discontinued, the Company recorded a liability in respect of the present value of future lease payments it remained contractually obligated to incur, net of the future sub-lease income on the intercompany sub-lease arrangement. During the years ended December 31, 2015, 2014, and 2013 the Company received sub-lease payments of $0.2 million, $1.0 million and $1.0 million, respectively, as a result of this related party arrangement.
In certain instances the Company pays the compensation for employees of Related Business Units who are based at its location. Conversely, employees of the Company operating at locations of Related Business Units are paid by those entities. In both cases these costs are recharged back to the business to which the employee is providing services.
As part of its profit-interests plan, an Affiliate made tax payments on behalf of its employees who became vested in profit interests of the Affiliate. Payments totaling $5.1 million, and $5.3 million made in the years ended December 31, 2015, and 2014, respectively, are included on the Company's balance sheet in Other assets. The balance as of December 31, 2015 was repaid by the employees of the Affiliate by February 2016.
The Company uses the equity-method to account for its interests in Affiliates where it exercises significant influence over their operations, but does not hold a controlling interest, as well as its joint venture partners. During 2015, 2014 and 2013, the Company recorded earnings in respect of these investees of $12.5 million, $9.8 million and $9.8 million respectively. During 2015, 2014 and 2013 respectively, the Company received dividends from joint ventures of $0.0 million, $1.2 million and $1.9 million, and the Company recharged expenses of $0.0 million, $0.3 million

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

10) Related Party Transactions (cont.)

and $0.3 million to joint venture partners during the same respective periods. The Company also exercises significant influence over unconsolidated Funds; however in order to report in a manner consistent with consolidated Funds, it has elected to apply the fair value option for its investments therein. Total investment return recognized during 2015, 2014 and 2013 in respect of these entities was $5.7 million, $(3.2) million and $2.9 million respectively. Additional information with respect to equity-method investees is disclosed in Note 6.
During 2014, the Company entered into a seed capital management agreement and shareholder agreement with the Parent and the Parent's subsidiaries. Additionally in connection with the Reorganization, on September 29, 2014, the Company entered into a loan note with the Parent. The loan note was issued in the amount of $37 million and did not bear interest. The loan note was paid in full during 2015.
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
11) Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at December 31 (in millions):

	2015	2014
Accounts payable	$8.4	$10.5
Accrued expenses	25.7	26.1
Treasury rate lock hedge liability (Note 21)	8.8	—
Other	2.8	2.9
Total accounts payable and accruals	$45.7	$39.5

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

12) Other Compensation Liabilities
Other compensation liabilities consisted of the following at December 31 (in millions):

	2015	2014
Share-based payments liability (Note 18)	$38.5	$42.3
Non-current compensation payable	0.3	2.7
Profit interests compensation liability (Note 2)	155.2	123.8
Voluntary deferral plan liability (Note 17)	66.8	59.5
Total other compensation liabilities	$260.8	$228.3
Profit interests compensation expense (including discontinued operations in 2013) amounted to $31.4 million in 2015, $51.0 million in 2014, and $29.0 million in 2013. Issuances of additional profit sharing interests to key employees for cash amounted to $0.2 million in 2015, $0.6 million in 2014, and $0.2 million in 2013. Redemption of profit sharing interests by OMAM from key employees for cash were $2.9 million in 2015, $6.8 million in 2014, and $0.9 million in 2013.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

13) Borrowings and Debt

The Company's long term debt at December 31, excluding the long term debt of the Company's consolidated Funds, was comprised of the following (in millions):

(in millions)	2015	2014	Interest rate	Maturity
Third party obligations:
Revolving credit facility	$90.0	$177.0	LIBOR + 1.25% plus 0.20% commitment fee	October 15, 2019
Related party obligations:
Loan note two	—	37.0	—	September 29, 2024
Total long term debt of the Company	$90.0	$214.0
The fair value of borrowings approximated net cost basis as of December 31, 2015 and 2014. Fair value was determined based on future cash flows, discounted to present value using current market rates. The inputs are categorized as Level III in the fair value hierarchy, as defined in Note 4, "Fair Value Measurement."
Revolving credit facility
On October 15, 2014, the Company entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the "Credit Facility"). Pursuant to the terms of the Credit Facility, the Company may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. Borrowings under the credit facility will bear interest, at OMAM's option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of the Company's total consolidated indebtedness to Adjusted EBITDA (a "Leverage Ratio") until either Moody's Investor Service, Inc. or Standard & Poor's has assigned an initial rating to the Company's senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or its credit rating, at which time such additional amount will be based on its credit rating or (b) the London interbank offered rate for a period, at the Company's election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on the Company's Leverage Ratio until it has been assigned a credit rating, at which time such additional amount will be based on its credit rating. In addition, the Company will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on its Leverage Ratio until it has been assigned a credit rating, at which time such amount will be based on the Company's credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. As the Company is yet to receive a public credit rating and in accordance with the terms of the Credit Facility an interest rate of LIBOR plus a margin of 1.25% and commitment fee rate of 0.20% is being charged. At December 31, 2015, the outstanding balance drawn was $90.0 million, the Company's ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.4x, and the interest coverage ratio was 85.1x.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

13) Borrowings and Debt (cont.)

Loan note two
On September 29, 2014, the Company entered into loan note two with its Parent. Loan note two was issued in the amount of $37.0 million and did not bear interest. Loan note two had a ten year term and called for quarterly repayments amounting to the greater of the Company's excess cash, as defined in loan note two, or $1.0 million, whichever is greater. Loan note two was fully repaid in the second quarter of 2015.
Other debt prior to the Reorganization
The Company also had the following borrowings outstanding in 2014 that were repaid prior to or concurrent with the Reorganization more fully described in Note 1:

•
Loan note one: On September 29, 2014, the Company entered into loan note one with its Parent. Loan note one was issued in the amount of $175.0 million, accrues interest at 3% per annum and was payable in full on its maturity date, September 29, 2015. On October 15, 2014, the Company repaid loan note one upon the closing of its new revolving credit facility.

•
Term loan two: On September 30, 2010, the Company entered into a $16.5 million term note to American AgCredit, PCA. The note was repayable in installments of $0.5 million on December 1, 2012, $12.0 million on November 1, 2013, $1.5 million on December 15, 2013 and $2.5 million on August 15, 2014. The note bore interest at a rate of 5.23% per annum and was paid out of a third party-funded interest reserve account at no cost to the Company. The note was fully repaid in August 2014.

•
Related party credit facility: On September 30, 2005, the Company entered into a five year revolving credit facility with its Parent. During March 2013, the Company and its Parent agreed to extend the agreement through March 31, 2018, at a maximum amount of $750.0 million with a fee on undrawn amounts of 0.5%. In connection with the Reorganization, the Parent made a capital contribution to the Company in the amount of the outstanding principal on the Related party credit facility.

•
Term loan one: On December 31, 2008, the Company issued a $900.0 million promissory note to its Parent. The note was due on September 30, 2015 and bore interest at a rate of 6.34% per annum. In connection with the Reorganization the Parent made a capital contribution to the Company in the amount of the outstanding principal on term loan one.

Interest expense amounted to $3.1 million, $50.6 million and $72.2 million for the years ended December 31, 2015, 2014 and 2013 respectively. The weighted average interest rate on all debt obligations, excluding consolidated Funds, was 1.40%, 1.43% and 6.53% in each of 2015, 2014 and 2013, respectively.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

13) Borrowings and Debt (cont.)

Borrowings and debt of consolidated funds
On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated all Funds that had been consolidated as of December 31, 2014. The long term debt of the Company's consolidated Funds was comprised of the following at December 31 (in millions):

(in millions)	2015	2014	Interest rate	Maturity
Related party obligations:
Shareholder loans and note interest	$—	$318.7	BBSW* + 5.5%	October 2022
Total related party obligations:	—	318.7
Third party obligations:
Term loan A	—	163.0	6.0% - 6.26%	May 2016
Term loan B	—	261.3	5.93% – LIBOR + 1.61%	October 1, 2016
Senior secured notes	—	860.0	6.19% - 6.38%	December 1, 2019
Secured bank loan	—	109.7	variable	October 2017
Notes payable	—	2,383.2	LIBOR + margin	October 2027
Total third party obligations:	—	3,777.2
Total long term debt of consolidated Funds	$—	$4,095.9

* BBSW refers to the Australian Bank-Bill Reference Rate
The fair value of borrowings of consolidated Funds was approximately $3,794.1 million as of December 31, 2014. Fair value was determined based on future cash flows, discounted to present value using current market rates. The inputs are categorized as Level III in the fair value hierarchy, as defined in Note 4, "Fair Value Measurement."
Total interest expense recognized in relation to debt from consolidated Funds during the years ended December 31, 2015, 2014 and 2013 respectively, was $0.0 million, $135.5 million and $149.3 million.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

13) Borrowings and Debt (cont.)

As of December 31, 2015, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

Future minimum debt commitments
2016	$—
2017	—
2018	—
2019	90.0
2020	—
Thereafter	—
Total	$90.0
The Company was in compliance with the required covenants related to borrowings and debt facilities as of December 31, 2015.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

14) Income Taxes

The components of income tax expense from continuing operations for the years ended December 31 are as follows (in millions):

	2015	2014	2013
Current:
Federal	$40.8	$41.6	$—
State	7.4	5.1	4.5
Foreign	1.3	1.3	0.5
Total current	49.5	48.0	5.0
Deferred:
Federal	(4.5)	(37.4)	12.0
State	(4.5)	0.5	(3.9)
Foreign	6.1	1.7	0.2
Total deferred	(2.9)	(35.2)	8.3
Total tax expense	$46.6	$12.8	$13.3
Included in discontinued operations is income tax expense of $0.0 million, $1.0 million, and $5.2 million in the years ended December 31, 2015, 2014, and 2013, respectively. Included in gain (loss) on disposal of discontinued operations is income tax expense (benefit) of $0.5 million, $1.5 million, and $(2.3) million in the years ended December 31, 2015, 2014, and 2013, respectively.
The provision for income taxes in 2015, 2014, and 2013 included benefits of $4.0 million, $1.6 million, and $33.8 million, respectively, related to the utilization of net operating loss carryforwards.
Due to the use of federal net operating loss carry forwards and an election pursuant to Internal Revenue Code § 172(b)(1)(H), the Company's current federal tax expense for the year ended December 31, 2013, was reduced to zero.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

14) Income Taxes (cont.)

The reconciliation of the difference between the Company's U.S. Federal statutory income tax rate and the effective income tax rate for continuing operations for the years ended December 31 is as follows:

	2015	2014	2013
Tax at U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0%	(7.3)%	(2.7)%
Non-deductible expenses	—%	1.6%	(0.1)%
Interest expense	(9.3)%	14.7%	—%
Dividends from foreign subsidiaries	0.3%	(6.6)%	—%
Parent company expense carve-out adjustment	—%	(3.6)%	(1.4)%
Adjustment to liabilities for uncertain tax positions	(0.4)%	2.2%	1.3%
Change in valuation allowance	(3.4)%	34.9%	1.0%
Effect of foreign operations	(1.0)%	2.5%	0.7%
Effect of changes in tax law, rates	(0.5)%	(10.8)%	(1.6)%
Effect of income from non-controlling interest	—%	(108.4)%	(48.6)%
Other	(0.5)%	6.1%	0.5%
Effective income tax rate for continuing operations	23.2%	(39.7)%	(15.9)%
During 2015, the Company released $4.5 million of its valuation allowance relating to foreign tax credit carryforwards, as management has concluded that the tax benefits will be realized primarily due to forecasted taxable income resulting from the utilization of substantially all the Company's remaining federal net operating loss carryforwards. Additionally, the Company released $2.0 million of its valuation allowance relating to state net operating loss carryforwards as management has concluded the tax benefits will be realized due to increases of income apportioned to the applicable states.
During 2014, the Company released $11.3 million of its valuation allowance relating to the federal net operating loss carryforwards of Skandia America Corporation, as management has concluded that the tax benefits will be fully realized following a restructuring which occurred in 2014.
In general, it is the practice and intention of the Company to reinvest earnings of its non-U.S. subsidiaries in those operations. Management has no intention of repatriating earnings of its non-U.S. subsidiaries in the foreseeable future. As such, at December 31, 2015, the Company has not recorded any deferred tax liabilities relating to additional tax on unremitted earnings of its non-U.S. subsidiaries. The Company's foreign unremitted earnings that are indefinitely reinvested are estimated to be $9.5 million at December 31, 2015. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company's assets and liabilities.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

14) Income Taxes (cont.)

The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2015	2014
Deferred tax assets:
Interest expense	$164.3	$181.1
Federal net operating loss	8.1	12.7
State net operating loss carry forwards	8.4	27.2
Investment partnerships	132.4	121.0
Foreign tax credit carry forwards	15.4	6.4
Intangible assets	1.8	2.5
Employee compensation	14.8	8.8
Other	5.6	4.5
Cash flow hedge	1.6	—
Total deferred tax assets	352.4	364.2
Valuation allowance	(6.4)	(33.9)
Deferred tax assets, net of valuation allowance	346.0	330.3
Deferred tax liabilities:
Investments	4.4	—
Net deferred tax asset	$341.6	$330.3
At December 31, 2015, the Company has tax attributes that carry forward for varying periods. The Company's federal net operating loss carryforward of $23.2 million originated during 2003, 2004, 2006, and 2008 through 2010 and will expire over an 8 to 15-year period. State net operating losses of $188.4 million expire over a 6 to 16-year period. The Company has removed $18.4 million of state net operating loss carryforwards and the connected valuation allowance to reflect a state's statutory limit on the annual use of net operating losses. The Company has recorded a partial valuation allowance in connection with state net operating loss carryforwards for which the Company believes it is more-likely-than-not that the tax benefits will not be recognized. The Company's foreign tax credit carryforwards of $15.4 million expire over a one to nine year period. In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company's ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence that is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2015, 2014, and 2013. As of December 31, 2015, management believes it is more likely than not that the balance of the deferred tax asset will be realized based on forecasted taxable income.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

14) Income Taxes (cont.)

The Company recorded approximately $10 million in additional foreign tax credit carryforwards during 2015 due to management's intention to amend its tax returns for the tax years 2009-2014 in order to claim credits for previously deducted foreign taxes. The realized benefits associated with these foreign tax credits are subject to the arrangements with the Parent (see Note 10) relating to the benefits associated with certain deferred tax assets.
A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2015	2014	2013
Balance as of January 1	$93.9	$97.2	$106.2
Additions based on tax positions of prior years	—	—	0.1
Reductions for tax provisions of prior years	—	(1.5)	(6.9)
Reductions related to lapses of statutes of limitations	(0.4)	(1.8)	(2.2)
Balance as of December 31	$93.5	$93.9	$97.2
The Company's liability for uncertain tax positions includes benefits of $94.3 million and $93.2 million at December 31, 2015 and 2014, respectively, that if recognized would affect the effective tax rate on income from continuing operations.
The Company recognized $1.4 million, $0.0 million, and $(0.4) million in interest and penalties in its income tax provision for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as income tax expense. The Company's liability for uncertain tax benefits at December 31, 2015, 2014, and 2013 includes accrued interest and penalties of $2.8 million, $1.4 million, and $1.4 million, respectively.
The Company believes that it is reasonably possible that a decrease of up to $3.3 million in unrecognized tax benefits relating to the Company's state tax exposures may be necessary within the next twelve months, as the result of a lapse of statute of limitations.
The Company is periodically under examination by various taxing authorities. There are no open examinations as of December 31, 2015.
The Company and its subsidiaries file tax returns in U.S. federal, state, local, and foreign jurisdictions. As of December 31, 2015, the Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2007.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

15) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to $15.7 million and $30.0 million in co-investments with an Affiliate as of December 31, 2015 and 2014, respectively. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2018.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. As of December 31, 2015, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2015, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2015.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

16) Earnings per Share

The calculation of basic and diluted earnings per ordinary share for the years ended December 31, 2015, 2014 and 2013 is as follows. Amounts shown reflect pro forma shares outstanding prior to the Offering on October 8, 2014. (dollars in millions, except per share data):

	2015	2014	2013
Numerator:
Net income attributable to controlling interests	$155.5	$51.7	$25.7
Less: Total income available to participating unvested securities(1)	0.6	—	—
Total net income (loss) attributable to ordinary shares	$154.9	$51.7	$25.7
Denominator:
Weighted-average ordinary shares outstanding—basic	120,000,000	120,000,000	120,000,000
Potential ordinary shares
Restricted stock units	497,997	—	—
Weighted-average ordinary shares outstanding—diluted	120,497,997	120,000,000	120,000,000
Earnings per ordinary share attributable to controlling interests:
Basic	$1.29	$0.43	$0.21
Diluted	$1.29	$0.43	$0.21

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

17) Employee Benefits

The Company has various defined contribution plans covering substantially all of its full-time employees and several of its Affiliates. In addition to pre-tax contributions made by employees, the Company also makes contributions to the qualified plans annually.
The Company also has non-qualified defined contribution plans covering certain senior employees. The Company has established a Deferred Compensation Plan under which the Board of Directors makes awards that may be invested by the recipient in investments deemed available under the plan. Vesting of awards under the Deferred Compensation Plan is based on the number of years of service already provided by the employee at the date of the grant. In addition, the Company has established a Voluntary Deferral Plan that provides officers of the Company the opportunity to voluntarily defer a portion of their compensation. The compensation deferred is deemed to be invested in one or more investment options available under the plan. These non-qualified plans are unfunded, although the Company does make contributions to a Rabbi Trust to hedge its risks in terms of providing returns to employees on their deemed investments held in the plan.
As of December 31, 2015, and 2014, a total of $66.8 million and $59.5 million, respectively, had been recorded as other compensation liabilities and a total of $66.9 million and $59.7 million, respectively, had been invested under the Deferred Compensation and Voluntary Deferral plans. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 of $12.5 million, $10.8 million, and $8.7 million, respectively.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

18) Equity-based Compensation (cont.)

The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2015	2014	2013
Balance, beginning of period	$42.3	$86.0	$65.8
Amortization and revaluation of granted awards	0.2	43.4	30.0
Reclassification of modified equity-settled award	—	—	0.9
Reclassification to profit interests award	(2.8)	(1.7)	—
Affiliate disposals	—	(18.0)	—
Repurchases (cash settled)	(1.2)	(67.4)	(10.7)
Balance, end of period	$38.5	$42.3	$86.0
The amount of unrecognized compensation expense in relation to non-vested cash-settled equity interests as of December 31, 2015 is $3.0 million, and will be expensed as follows (in millions):

2016	$1.7
2017	0.9
2018	0.4
Total	$3.0
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
Effective April 1, 2011, certain terms of the plan were modified to provide for greater participation by Class B interest holders in Acadian's profits and cash distributions. In addition, provisions were added to provide greater liquidity and transferability to the holders of Class B interests. The plan was also amended to include a feature whereby participating employees may redeem their equity based on a multiple of prior twelve-month earnings above a Class A equity holders' minimum preference amount, subject to certain restrictions. The surrender-date fair value of the Class B interests prior to these modifications amounted to $7.2 million, and this amount has been reclassified from non-controlling interests to cash-settled share-based payments liabilities as a result of the liquidity features added. For the years ending December 31, 2015, 2014, and 2013, $0.0 million, $0.0 million, and $0.9 million were reclassified, respectively. The excess of the fair value of the modified award over its pre-modification fair value was $21.1 million and was accounted for as incremental cash-settled share-based payments compensation expense and liability. As the implementation of the modifications were subject to a two year vesting period, the incremental cash-settled share-based payments compensation expense and subsequent revaluations of the liability to its fair value each

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

18) Equity-based Compensation (cont.)

period, along with the reclassification of the $7.2 million pre-modification fair value of the award from non-controlling interests as a liability is being recognized ratably over that period commencing April 1, 2011. The remaining $35.3 million of the initial fair value of the equity-settled plan that was surrendered by Class B interest holders was transferred from non-controlling interests to the parent equity (deficit) at the modification date. During 2014, the Company repurchased 14.285% of the Class B equity interests from the employees, reducing the employees interest to 14.285%.
Equity-settled corporate awards
Old Mutual plc equity compensation plans
Old Mutual plc, the Company's Parent, maintains various equity-based compensation arrangements, including stock options and restricted stock awards, in which the Company's employees participated in the periods presented. The cost of these equity-based programs has been included in the Company's financial results where applicable. Compensation expense recognized by the Company in respect of these arrangements was $0.5 million for the year ended December 31, 2015, $4.5 million for the year ended December 31, 2014, and $5.0 million for the year ended December 31, 2013. A corresponding capital contribution was recognized in each period. The related income tax benefit recognized for the years ended December 31, 2015, 2014, and 2013 was $0.2 million, $1.7 million, and $1.8 million, respectively.
The following disclosures represent the Company's portion of the various equity compensation arrangements maintained by the Parent in which the Company's employees participated.
Options for shares in Old Mutual plc traded on the London Stock Exchange
An Affiliate of the Company that was disposed of during 2014 participated in a plan featuring options of Old Mutual plc shares. Shares granted during the year ended December 31, 2014, were 249,821. As the Affiliate was disposed of during 2014, there were no shares outstanding or exercisable at December 31, 2015 and 2014 respectively.
The weighted average share price at date of exercise for options exercised during 2014 was $3.30. The Company recognized expense in connection with the exercise of options of $0.2 million, and $0.1 million for the years ended December 31, 2014, and 2013, respectively. This expense is classified within discontinued operations. Refer to Note 22, "Discontinued Operations and Restructuring" for additional information.
Prior to disposal, the estimated fair value of options awarded was $0.2 million for the year ended December 31, 2014. The fair value of services received in return for share options granted was measured by reference to the fair value of share options granted. The estimate of the fair value of share options granted was measured using a Black-Scholes option pricing model.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

18) Equity-based Compensation (cont.)

Grants of restricted shares in Old Mutual plc traded on the London Stock Exchange
The following summarizes the grant date fair value of restricted shares granted by the Company in the years ended December 31:

	2015	2014	2013
Shares granted during the year	—	3,576,379	1,996,967
Weighted average grant date fair value per share GBP	£—	£2.03	£1.94
Weighted average grant date fair value per share USD	$—	$3.35	$3.03
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
The following table summarizes the activity related to restricted shares.

	2015			2014			2013
	Number of shares	Weighted average grant date fair value per share GBP	Weighted average grant date fair value per share USD	Number of shares	Weighted average grant date fair value per share GBP	Weighted average grant date fair value per share USD	Number of shares	Weighted average grant date fair value per share GBP	Weighted average grant date fair value per share USD
Outstanding at the beginning of the year	682,346	£1.77	$2.92	3,954,534	£1.73	$2.85	2,888,925	£1.47	$2.30
Granted during the year	—	—	—	3,576,379	2.03	3.35	1,996,967	1.94	3.03
Forfeited during the year	—	—	—	(10,711)	2.03	3.35	(64,778)	1.51	2.36
Exercised during the year	(472,545)	1.67	2.50	(878,217)	1.45	2.39	(543,708)	1.25	1.95
Other transfers	—	0	0	(5,959,639)	n/a	n/a	(322,872)	0	—
Outstanding at the end of the year	209,801	£2.00	$3.00	682,346	£1.77	$2.92	3,954,534	£1.73	$2.70
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

18) Equity-based Compensation (cont.)

Value incentive plan
During 2011, an equity-based compensation plan was implemented for certain key employees of OMAM in connection with the stated intention of exploring a potential initial public offering ("IPO") of the business. The plan was designed to reward participants for achievement of strategic objectives and metrics and value creation over the period leading up to an initial public offering. The awards consisted of a mix of cash, payable at completion of an IPO, and restricted shares in the newly-listed U.S. entity, which would be granted upon completion of an IPO and vest ratably over three years from that date. As a result of the IPO not occurring before the plan termination date of December 31, 2013, the awards under this plan were paid out in cash and grants of restricted shares in Old Mutual plc during 2014. The value and quantity of the cash and share portions of the awards were based on the achievement of performance objectives and financial targets. The share-based payment liability previously recorded for the share portion of this plan was reclassified to share-based payment reserve upon the granting of the awards in Old Mutual Plc restricted shares. The expense recognized during the years ended December 31, 2015, 2014, and 2013 in relation to this plan was $0.6 million $1.0 million, and $3.8 million respectively. The amount of unrecognized expense as of December 31, 2015 was $0.5 million. The total income tax benefit recognized in relation to this plan for the years ended December 31, 2015, 2014, and 2013 was $0.2 million, $0.4 million, and $1.6 million, respectively.
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
In connection with the Reorganization, two equity plans were implemented at OMAM; one for the employees and one for non-executive directors. The plans are maintained to provide equity based compensation arrangements, including restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance based restricted stock units ("Performance RSUs"). Equity ownership encourages employees and directors to act in the best long-term interests of the Company.
Compensation expense recognized by the Company in relation to these plans was $11.8 million for year ended December 31, 2015, and $3.2 million for the year ended December 31, 2014. The related income tax benefit recognized for years ended December 31, 2015 and 2014 was $4.6 million and $1.2 million, respectively. The grant date for annual awards for 2015 is deemed to be January 1, 2014. It is anticipated that the annual awards for 2015 with a fair value of $7.8 million will be granted during 2016.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

18) Equity-based Compensation (cont.)

The following summarizes the grant date fair value of the instruments granted by the Company during the year ended December 31, 2015:

OM Asset Management plc awards	Shares granted	Weighted average fair value
RSAs	559,709	$17.60
RSUs	47,055	$17.65
Performance-Based RSUs	451,657	$24.65
Grants of restricted shares in OM Asset Management plc
The following table summarizes the activity related to restricted share awards:

	2015		2014
OM Asset Management plc RSA Awards	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	1,212,766	$14.00	—	$—
Converted during the year	—	—	1,212,766	14.00
Granted during the year	559,709	17.60	—	—
Forfeited during the year	(2,128)	17.65	(10,225)	15.46
Exercised during the year	(203,700)	14.00	—	—
Other transfers	—	—	10,225	15.46
Outstanding at end of the year	1,566,647	$15.28	1,212,766	$14.00
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted shares granted to employees. Restricted shares under the plan generally have a vesting period of 1-3 years.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

18) Equity-based Compensation (cont.)

Grants of restricted stock units in OM Asset Management plc
The following table summarizes the activity related to restricted stock units:

	2015		2014
OM Asset Management plc RSU Awards	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	—	$—	—	$—
Granted during the year	47,055	17.65	—	—
Forfeited during the year	—	—	—	—
Exercised during the year	—	—	—	—
Other transfers	—	—	—	—
Outstanding at end of the year	47,055	$17.65	—	$—
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted shares granted to employees. Restricted stock units under the plan generally have a vesting period of 1-3 years.
Grants of Performance-based restricted stock units in OM Asset Management plc
The following table summarizes the activity related to performance-based restricted stock units:

	2015		2014
OM Asset Management plc performance-based RSU Awards	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	—	$—	—	$—
Granted during the year	451,657	24.65	—	—
Forfeited during the year	—	—	—	—
Exercised during the year	—	—	—	—
Other transfers	—	—	—	—
Outstanding at end of the year	451,657	$24.65	—	$—
The performance-based RSU awards granted by the company have a market vesting condition; therefore a Monte-Carlo simulation model was used to determine the fair value of the restricted units granted to employees. Significant assumptions utilized in the Monte-Carlo simulation model include an expected dividend yield of 0%, a risk-free interest rate of 1.08%, and an expected volatility of 24.8%. Restricted units under the plan have a vesting period of 3 years.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

19) Accumulated Other Comprehensive Income

The following tables shows the tax effects allocated to each component of other comprehensive income:

The following tables show the tax effects allocated to each component of other comprehensive income (in millions):

	For the year ended December 31, 2015
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment including portion attributable to non-controlling interests	$(1.5)	$—	$(1.5)
Change in net realized and unrealized gain (loss) on derivative securities	(8.2)	1.6	(6.6)
Other comprehensive income (loss)	$(9.7)	$1.6	$(8.1)

	For the year ended December 31, 2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment including portion attributable to non-controlling interests	$(20.4)	$—	$(20.4)
Other comprehensive loss	$(20.4)	$—	$(20.4)

	For the year ended December 31, 2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment including portion attributable to non-controlling interests	$(17.9)	$—	$(17.9)
Other comprehensive loss	$(17.9)	$—	$(17.9)
The components of accumulated other comprehensive income (loss) for the year ended December 31, 2015 were as follows (in millions) including proportions attributable to non-controlling interests:

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2014	$(20.4)	—	$(20.4)
Other comprehensive income (loss)	(1.5)	(6.6)	(8.1)
De-consolidation of Funds	23.9	—	23.9
Balance, as of December 31, 2015	$2.0	$(6.6)	$(4.6)
In the twelve months ended December 31, 2015 the Company recorded $(6.6) million, net of tax of $1.6 million, on the derivative contract as further described in Note 21. The Company reclassified $0.6 million from accumulated other comprehensive income (loss) to interest expense on the Consolidated Statements of Income for the twelve months ended December 31, 2015. There were no significant amounts reclassified from accumulated other

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

19) Accumulated Other Comprehensive Income (cont.)

comprehensive income (loss) to the Consolidated Statements of Income for the twelve months ended December 31,  2014 and 2013.
On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company de-consolidated all Funds that had been consolidated as of December 31, 2014, resulting in the reversal of $23.9 million related to accumulated foreign currency translation of previously consolidated Funds.
20) Non-controlling interests
Net income attributable to non-controlling interests in the Consolidated Statements of Operations is comprised of the income allocated to equity-holders of consolidated entities, other than OMAM. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed profits attributable to those equity holders, which amounted to $0.0 million at December 31, 2015, $0.0 million at December 31, 2014, and $0.1 million at December 31, 2013.
Non-controlling interests in consolidated Funds
On January 1, 2015, in conjunction with the adoption of ASU 2015-02, the Company deconsolidated all Funds that had been consolidated as of December 31, 2014. As a result of this deconsolidation, all non-controlling interests in consolidated Funds were reduced to $0.0 million.
Net loss attributable to non-controlling interests in consolidated Funds in the Consolidated Statements of Operations is comprised of the net income or loss and net gains and losses allocated to equity-holders, other than OMAM, of consolidated Funds. For the years ended December 31, 2015, 2014, and 2013 this net loss was $0.0 million, $(95.5) million, and $(122.3) million, respectively. Non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the funds attributable to those equity holders who are restricted in their ability to redeem their interests, which amounted to $0.0 million at December 31, 2015, and $2,459.0 million at December 31, 2014.
Redeemable non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are not restricted in their ability to redeem their interests, which amounted to $0.0 million at December 31, 2015, and $61.9 million at December 31, 2014.
21) Derivatives and Hedging
Cash flow hedge
In late July 2015, the Company entered into a $300 million notional Treasury rate lock contract which was designated and qualified as a cash flow hedge under Accounting Standard Codification 815, "Derivatives and Hedging", (“ASC 815”). The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract effectively eliminates the impact of fluctuations in the underlying benchmark interest rate. The Company assesses the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. At December 31, 2015, the hedging contract was evaluated to be highly effective in offsetting changes in cash flows associated with the hedged items. The Company did not record any hedge ineffectiveness during the year ended December 31, 2015. The fair value of the contract included

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

21) Derivatives and Hedging (cont.)

in accounts payable and accrued expenses was $8.8 million at December 31, 2015. Amounts included in accumulated other comprehensive income were $(6.6) million, net of tax of $1.6 million, for the year ended December 31, 2015. The Treasury rate lock contract has not been settled as of December 31, 2015 and was extended into the third quarter of 2016. As a result, the Company reclassified $0.6 million from accumulated other comprehensive income to interest expense on the Consolidated Statements of Income for the twelve months ended December 31, 2015. During the next twelve months the Company expects to reclassify approximately $0.3 million, net of tax, of the loss on the Treasury rate lock contract into earnings.
Derivatives of consolidated Funds
The Company's consolidated Funds entered into the following types of derivatives:
Forward foreign currency exchange contracts:    The Funds are subject to foreign currency exchange rate risk in the normal course of pursuing their investment objectives. A forward foreign currency exchange contract is an agreement between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Funds enter into forward foreign currency exchange contracts to facilitate transactions in foreign-denominated securities and to attempt to minimize the risk to the Funds from adverse changes in the relationship between currencies. Forward foreign currency exchange contracts are recorded at the forward rate and marked-to-market daily. When the contracts are closed, realized gains and losses arising from such transactions are recorded as realized gains or losses on foreign currency transactions. The Funds could be exposed to risks if the counterparties to the contracts are unable to meet the terms of their contracts or if the value of the foreign currency changes unfavorably. The Funds' maximum risk of loss from counterparty credit risk is the unrealized gains or losses on the contracts. This risk is mitigated by having a master netting arrangement between the Funds and the counterparty.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

21) Derivatives and Hedging (cont.)

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
Financial futures contracts:    Certain of the Funds may enter into futures contracts for liquidity and hedging purposes. The potential risk to the Funds is that the change in value of futures contracts may not correspond to the change in value of the hedged instruments. In addition, losses may arise from changes in the value of the underlying instruments, if there is an illiquid secondary market for the contracts, or if the counterparty to the contract is unable to perform. Risks may exceed amounts recognized on the consolidated balance sheet. When the contract is closed, the Funds recognize a realized gain or loss equal to the difference between the value of the contract at the time it wasopened and the value at the time it was closed. Upon entering into a financial futures contract, the Funds are required to pledge to the broker an amount of cash and/or other assets equal to a certain percentage of the contract amount, known as initial margin deposit. Futures contracts are valued at the quoted daily settlement prices established by the exchange on which they trade. The Funds agree to receive from, or pay to, the broker an amount of cash equal to the daily fluctuation in the value of the futures contract. Such receipts or payments are known as variation margin. At December 31, 2014, the Funds had no open futures contracts.
Certain of the Funds' derivative instruments contain provisions that allow for early termination of those derivative contracts if the net assets of the Funds decline by certain thresholds within specified periods of time. If the Funds' net assets were to fall below these thresholds it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015, the Funds would not be required to post any additional collateral to their counterparties, as the Funds were in a gain position.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

21) Derivatives and Hedging (cont.)

The average value of Funds' derivative instruments during the year ended December 31, 2015 was as follows (in millions):

	2015	2014
Average notional value of swaps	$—	$0.4
Average value of contracts to buy	$—	$3.0
Average value of contracts to sell	$—	$2.7
The fair values of Funds' derivatives were as follows at December 31 (in millions):

	Balance sheet classification within consolidated funds		2015		2014
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives with unrealized gains & losses:
Forward foreign currency exchange contracts	Other assets	Other liabilities	$—	$—	$0.5	$—
Interest rate contracts	Other assets	Other liabilities	—	—	0.4	—
Warrants	Investments	N/A	—	—	0.1	—
Total return swap contracts	Other assets	Other liabilities	—	—	—	—
Other derivatives	Investments	Other liabilities	—	—	—	—
Total			$—	$—	$1.0	$—

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

21) Derivatives and Hedging (cont.)

The effect of Funds' derivative instruments on the Company's Consolidated Statements of Operations for the years ended December 31 were as follows (in millions):

		2015		2014		2013
	Income statement classification	Gains	Losses	Gains	Losses	Gains	Losses
Realized gains (losses):
Forward foreign currency exchange contracts	OMAM funds net gains (losses):	$—	$—	$0.1	$—	$—	(0.1)
Total return swap contracts	OMAM funds net gains (losses):	—	—	—	(0.3)	—	—
Unrealized gains (losses):
Forward foreign currency exchange contracts	OMAM funds net gains (losses):	—	—	—	—	—	(1.7)
Interest rate contracts	OMAM funds net gains (losses):	—	—	—	(0.4)	0.5	—
Other derivatives	OMAM funds net gains (losses):	—	—	—	—	1.1	—
Net change in unrealized appreciation:
Forward foreign currency exchange contracts	OMAM funds net gains (losses):	—	—	0.1	—	—	(4.9)
Interest rate contracts	OMAM funds net gains (losses):	—	—	0.4	—	—	—
Futures contracts	OMAM funds net gains (losses):	—	—	—	—	0.4	—
Other derivatives	OMAM funds net gains (losses):	—	—	—	—	0.6	—
Total		$—	$—	$0.6	$(0.7)	$2.6	$(6.7)

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

22) Discontinued Operations and Restructuring

Discontinued operations
The Company's gain (loss) from discontinued operations was comprised of the following at December 31 (in millions, except for per share data):

	2015	2014	2013
Revenues	$—	$38.0	$84.8
Compensation expense	—	30.9	50.7
Depreciation	—	0.2	0.5
Other operating expenses	—	9.8	16.2
Amortization and impairment of goodwill & intangibles	—	—	0.1
Operating income (loss)	—	(2.9)	17.3
Investment gain (loss) of consolidated Funds	—	2.8	(9.4)
Net interest income (expense)	—	0.1	—
Income (loss) before taxes	—	—	7.9
Income taxes	—	1.1	5.2
Discontinued net income (loss)	—	(1.1)	2.7
Gain (loss) on disposal, net of tax of $0.5, $(1.5) and $2.3	0.8	2.3	(2.1)
Total discontinued operations	0.8	1.2	0.6
Attributable to non-controlling interests	—	4.7	(5.8)
Attributable to controlling interests	$0.8	$(3.5)	$6.4
Pro forma earnings (loss) per share (basic) attributable to controlling interests	$0.01	$(0.03)	$0.05
Pro forma earnings (loss) per share (diluted) attributable to controlling interests	$0.01	$(0.03)	$0.05
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

22) Discontinued Operations and Restructuring (cont.)

Liabilities associated with discontinued operations and restructuring are summarized as follows as of December 31 (in millions):

	2015	2014
Beginning balance at January 1	$5.6	$8.6
Abandoned lease liability principle payments	(1.6)	(0.4)
Accrual of wind-up costs in relation to discontinued operation	(0.3)	0.3
Payment of wind-up costs in relation to discontinued operation	—	(2.6)
Adjustment to sub-lease arrangement on abandoned lease	0.4	1.2
Drawdowns on committed funding	—	(1.5)
Ending balance at December 31	$4.1	$5.6
No additional costs are expected to be incurred in connection with discontinued operations for the events described above.
23) Segment Information
The Company operates one business segment that provides investment management services and products to predominantly institutional clients. The primary measure used by the CODM in measuring performance and allocating resources is Economic Net Income ("ENI").
The Company defines economic net income as ENI revenue less (i) ENI operating expenses, (ii) variable compensation, (iii) key employee distributions, (iv) net interest, and (v) taxes. These ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP.
ENI is an important measure to investors because it is used by the Company to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of the Company's profit share operating model with its Affiliates.
To calculate economic net income, the Company re-categorizes certain line items on its Statement of Operations to reflect the following:

•
The Company excludes the effect of Funds consolidation in periods prior to January 1, 2015 by removing the portion of Fund revenues, expenses and investment return which were not attributable to its shareholders.

•	The Company includes within management fee revenue any fees paid to Affiliates as a result of Funds consolidation in periods prior to January 1, 2015.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

23) Segment Information (cont.)

•
The Company includes its share of earnings from equity-accounted Affiliates within other income in revenue, rather than investment income. Earnings from equity-accounted Affiliates amounted to $12.7 million for the year ended December 31, 2015, $9.6 million for the year ended December 31, 2014 and $7.7 million for the year ended December 31, 2013.

•	The Company treats sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits.

•	The Company segregates from operating expenses variable compensation and Affiliate key employee distributions, which represent Affiliate earnings shared with Affiliate key employees.
To reflect the Reorganization which took place at the time of the Offering, the Company has excluded:

i.	notional corporate cost allocations which are non-cash expenses that will not recur following the Offering;

ii.	interest expense historically paid to the Parent, as the related debt was restructured in connection with the Offering and thereafter has been eliminated from the Company's consolidated results; and

iii.	historic mark-to-market co-investment gains and losses, because these investments and ongoing returns thereon have been allocated wholly to OMGUK.
The Company also makes the following adjustments to U.S. GAAP results to more closely reflect the economic results of the Company:

iv.
It excludes non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownerships interests may in certain circumstances be repurchased by OMUS at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on the Company's balance sheet as a liability. Non-cash movements in the value of this liability are treated as compensation expense under U.S. GAAP. However, any equity or profit interests repurchased by OMUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. The Company's Affiliate equity and profit interest plans have been designed to ensure OMUS is never required to repurchase more equity than it can reasonably recycle through variable compensation awards in any given twelve month period. OMUS may also choose to retain repurchased Affiliate equity or profit interests, entitling us to an additional share of future Affiliate earnings that represents an unrecognized economic asset to the Company.

v.
It excludes non-cash amortization or impairment expenses related to acquired goodwill and other intangibles as these are non-cash charges that do not result in an outflow of tangible economic benefits from the business.

vi.
It excludes capital transaction costs, including the costs of raising debt or equity, gains or losses realized as a result of redeeming debt or equity and direct incremental costs associated with acquisitions of businesses or assets.

vii.
It excludes the results of discontinued operations attributable to controlling interests since they are not part of the Company's ongoing business, and restructuring costs incurred in continuing operations which represent an exit from a distinct product or line of business.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

23) Segment Information (cont.)

viii.
It excludes deferred tax resulting from changes in tax law and expiration of statutes, adjustments for uncertain tax positions, deferred tax attributable to intangible assets and other unusual items not related to current operating results to reflect ENI tax normalization.

The Company also adjusts its income tax expense to reflect any tax impact of our ENI adjustments.
In the second quarter of 2015, the Company recorded a non-recurring performance fee of $11.4 million, net of associated expenses and taxes. While all performance fees fall within the Company's definition of economic net income, it is believed that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of the Company's recurring economics. Therefore economic net income has been presented with this non-recurring performance fee excluded from revenue and expenses. It is presented on a net basis after economic net income before non-recurring performance fee.
The following table reconciles net income attributable to controlling interests to economic net income for the years ended December 31, 2015, 2014 and 2013:

		2015	2014	2013
U.S. GAAP net income attributable to controlling interests		155.5	51.7	25.7
Adjustments related to restructuring and reorganization actions undertaken in connection with our initial public offering:
i	Non-cash notional parent corporate cost allocation	—	3.4	3.3
ii	Intercompany interest expense	—	49.8	72.2
iii	Co-investment (gain)	—	(2.6)	(3.0)
Adjustments to reflect our economic earnings:
iv	Non-cash key employee-owned equity and profit interest revaluations	18.2	83.0 *	47.7
v	Amortization and impairment of goodwill and acquired intangible assets	0.2	0.1	0.1
vi	Capital transaction costs	2.3	—	—
vii	Discontinued operations attributable to controlling interests and restructuring	(0.2)	5.8	(6.3)
viii	ENI tax normalization	(6.3)	(6.7)	1.2
Tax effect of above adjustments**		(8.6)	(33.2)	(18.0)
Economic net income (including the non-recurring performance fee)		161.1	151.3	122.9
Non-recurring performance fee, net***		(11.4)	—	—
Economic net income, excluding the non-recurring performance fee		$149.7	$151.3	$122.9

*     Includes $31.6 million related to the purchase of additional ownership interests in an Affiliate.
**     Reflects the sum of line items iii, iv, v, vi and the restructuring portion of line item vii taxed at the 40.2% U.S. statutory rate (including state tax). The restructuring portion of line item vii amounted to $0.5 million for the year

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

23) Segment Information (cont.)

ended December 31, 2015, $2.3 million for the year ended December 31, 2014 and $0.0 million for the year ended December 31, 2013.
***    In the second quarter of 2015, the Company recorded a non-recurring gross performance fee of $48.1 million.  The $11.4 million represents the net amount accruing to OMAM after Affiliate contractual variable compensation, other directly related expenses, and the tax effect of the non-recurring performance fee calculated using a 40.2% tax rate.
Other segmental information is provided as follows for the years ended December 31, (in millions):

ENI Revenue
The following table reconciles U.S. GAAP revenue to ENI revenue for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
U.S. GAAP revenue	$699.3	$1,056.3	$928.6
Include investment return on equity-accounted Affiliates	12.7	9.6	7.7
Exclude non-recurring performance fee	(48.1)	—	—
Exclude revenue from consolidated Funds attributable to non-controlling interests	—	(430.5)	(408.8)
ENI revenue	$663.9	$635.4	$527.5

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

23) Segment Information (cont.)

ENI Operating Expenses
As shown in the following reconciliation, the Company excludes the impact of key employee equity revaluations. Variable compensation and Affiliate key employee distributions are segregated out of U.S. GAAP operating expense in order to align with the manner in which these items are contractually calculated at the Affiliate level.

The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
($ in millions)	2015	2014	2013
U.S. GAAP operating expense	$508.1	$1,123.5	$1,028.1
Less: items excluded from economic net income
Affiliate key employee equity revaluations	(18.5)	(83.0)	(47.7)
Amortization of acquired intangible assets	(0.2)	(0.1)	(0.1)
Pre-IPO non-cash notional Parent corporate cost allocation	—	(3.4)	(3.3)
Other items excluded from ENI(1)	(4.4)	(2.2)	0.1
Funds' operating expenses	—	(604.0)	(602.1)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(201.0)	(169.8)	(153.8)
Affiliate key employee distributions	(38.8)	(40.1)	(28.4)
ENI operating expense	$245.2	$220.9	$192.8

(1)	Other items include capital transaction costs, restructuring expenses, and expenses (excluding variable compensation) associated with the non-recurring performance fee in 2015.

(2)
For the year ended December 31, 2015, $174.0 million of variable compensation expense (of the $201.0 million above) is included within economic net income, which excludes the revenue and the variable compensation attributable to the non-recurring performance fee.

As of each of December 31, 2015, and 2014, all of the Company's material long-lived assets were domiciled in the United States. For each of the years ended December 31, 2015, 2014 and 2013, 100% of the Company's revenue from external customers was attributed to the United States.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2015 and 2014

24) Selected Quarterly Financial Data
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, ($ in millions, unless otherwise noted):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$160.6	$213.5	$161.8	$163.4
Operating income	44.4	62.9	43.0	40.9
Income from continuing operations before income taxes	46.2	64.7	46.7	43.7
Net income	34.2	49.4	35.0	36.9
Net income attributable to controlling interests	34.2	49.4	35.0	36.9
Basic earnings per share ($)	$0.28	$0.41	$0.29	$0.31
Diluted earnings per share ($)	$0.28	$0.41	$0.29	$0.30
Basic shares outstanding (in millions)*	120.0	120.0	120.0	120.0
Diluted shares outstanding (in millions)*	120.4	120.5	120.5	120.6

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$269.4	$260.3	$260.0	$266.5
Operating income (loss)	5.6	(45.6)	(18.2)	(9.1)
Income (loss) from continuing operations before income taxes	8.4	(44.1)	(15.7)	19.2
Net income (loss)	4.1	(55.6)	(8.4)	16.1
Net income (loss) attributable to controlling interests	10.3	8.8	(1.7)	34.3
Basic earnings (loss) per share ($)	$0.09	$0.07	$(0.01)	$0.28
Diluted earnings (loss) per share ($)	$0.09	$0.07	$(0.01)	$0.28
Basic shares outstanding (in millions)*	120.0	120.0	120.0	120.0
Diluted shares outstanding (in millions)*	120.0	120.0	120.0	120.0

* Reflects pro forma shares outstanding in prior periods

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer, or CEO,and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2015. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, an independent registered public accounting firm, has audited the financial statements that are included in this Annual Report on Form 10-K and expressed an opinion thereon. KPMG LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of December 31, 2015, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
On March 14, 2016, the Company entered into the Sixth Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC (the "Sixth Amendment").  The Sixth Amendment has been revised to provide for the distribution of income from a new investment product of Acadian Asset Management LLC among its members.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders.
Item 11.    Executive Compensation.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders.

PART IV
Item 15.    Exhibits, Financial Statements Schedules.

(1)	Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None

(3)	Exhibits:

Exhibit No.	Description
3.1	Memorandum of Association, incorporated herein by reference to Exhibit 3.1 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

3.2	Articles of Association, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 5, 2015.

4.1	Specimen Ordinary Share Certificate, incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

4.2	Form of Senior or Subordinated Indenture, incorporated herein by reference to Exhibit 4.2 to the Registration Statement No. 333-207781 on Form S-3 filed on November 4, 2015.

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

10.13	*	Sixth Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective August 14, 2014.

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

Exhibit No.		Description
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

21.1	*	Subsidiaries of OM Asset Management plc

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company's Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company's Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) the Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OM Asset Management plc
Dated:	March 15, 2016

		By:	/s/ Peter L. Bain
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

Signature	Title	Date

/s/ JAMES J. RITCHIE
James J. Ritchie	Chairman of the Board	March 15, 2016

/s/ PETER L. BAIN
Peter L. Bain	President, Chief Executive Officer, and Director	March 15, 2016

/s/ ROBERT J. CHERSI
Robert J. Chersi	Director	March 15, 2016

/s/ IAN D. GLADMAN
Ian D. Gladman	Director	March 15, 2016

/s/ KYLE PRECHTL LEGG
Kyle Prechtl Legg	Director	March 15, 2016

/s/ JOHN D. ROGERS
John D. Rogers	Director	March 15, 2016

/s/ DONALD J. SCHNEIDER
Donald J. Schneider	Director	March 15, 2016

QuickLinks

PART I

Item 1. Business.

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