Form 10-Q
period 2016-03-31
OM Asset Management plc
filed 2016-05-10
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36683

OM Asset Management plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1179929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ground Floor, Millennium Bridge House 2 Lambeth Hill London, United Kingdom	EC4V 4GG
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of May 6, 2016 was 120,203,522.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OM Asset Management plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$70.4	$135.9
Investment advisory fees receivable	137.0	151.8
Property and equipment, net	31.1	30.7
Investments (includes balances reported at fair value of $102.3 and $97.0)	211.5	202.6
Acquired intangibles, net	1.4	1.5
Goodwill	126.5	126.5
Other assets	17.8	23.0
Other amounts due from related parties	0.2	—
Note receivable due from related party	0.8	0.5
Deferred tax assets	343.1	341.6
Total assets	$939.8	$1,014.1
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$49.6	$45.7
Accrued incentive compensation	50.4	134.0
Other amounts due to related parties	214.5	222.9
Long-term compensation liabilities	264.3	260.8
Accrued income taxes	93.8	87.7
Third party borrowings	85.0	90.0
Other liabilities	6.0	7.1
Total liabilities	763.6	848.2
Commitments and contingencies
Equity:
Ordinary shares (nominal value $0.001; 120,854,122 and 120,558,278 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	189.7	168.6
Accumulated other comprehensive loss	(13.6)	(2.8)
Total equity	176.2	165.9
Total liabilities and equity	$939.8	$1,014.1

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Management fees	$149.6	$156.9
Performance fees	—	3.6
Other revenue	—	0.1
Total revenue	149.6	160.6
Operating expenses:
Compensation and benefits	84.6	94.8
General and administrative expense	21.8	19.8
Depreciation and amortization	2.2	1.6
Total operating expenses	108.6	116.2
Operating income	41.0	44.4
Non-operating income and (expense):
Investment income	3.5	2.7
Interest expense	(0.5)	(0.9)
Total non-operating income	3.0	1.8
Income from continuing operations before taxes	44.0	46.2
Income tax expense	13.4	12.2
Income from continuing operations	30.6	34.0
Gain on disposal of discontinued operations, net of tax	0.2	0.2
Net income	$30.8	$34.2

Earnings per share (basic)	$0.26	$0.28
Earnings per share (diluted)	0.26	0.28
Continuing operations earnings per share (basic)	0.26	0.28
Continuing operations earnings per share (diluted)	0.26	0.28
Weighted average ordinary shares outstanding	120.0	120.0
Weighted average diluted ordinary shares outstanding	120.0	120.4

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$30.8	$34.2
Valuation of derivative securities, net of tax	(11.0)	—
Foreign currency translation adjustment	0.2	(0.3)
Total other comprehensive income	$20.0	$33.9

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2016 and 2015
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficit)	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2014	120.0	$0.1	$31.1	$5.3	36.5	$2,459.0	$2,495.5	$61.9	$2,557.4
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—
Capital contributions redemptions	—	—	(0.3)	—	(0.3)	—	(0.3)	—	(0.3)
Equity-based compensation	—	—	2.7	—	2.7	—	2.7	—	2.7
Foreign currency translation adjustment	—	—	—	(0.3)	(0.3)	—	(0.3)	—	(0.3)
Net de-consolidation of Funds	—	—	—	—	—	(2,459.0)	(2,459.0)	(61.9)	(2,520.9)
Dividends to shareholders	—	—	(2.1)	—	(2.1)	—	(2.1)	—	(2.1)
Dividends to related parties	—	—	(7.6)	—	(7.6)	—	(7.6)	—	(7.6)
Net income	—	—	34.2	—	34.2	—	34.2	—	34.2
March 31, 2015	120.5	$0.1	$58.0	$5.0	$63.1	$—	$63.1	$—	$63.1

December 31, 2015	120.5	$0.1	$168.6	$(2.8)	$165.9	$—	$165.9	$—	$165.9
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(0.2)	—	(2.8)	—	(2.8)	—	(2.8)	—	(2.8)
Equity-based compensation	—	—	2.9	—	2.9	—	2.9	—	2.9
Foreign currency translation adjustment	—	—	—	0.2	0.2	—	0.2	—	0.2
Valuation of derivative securities, net of tax	—	—	—	(11.0)	(11.0)	—	(11.0)	—	(11.0)
Dividends to shareholders	—	—	(3.4)	—	(3.4)	—	(3.4)	—	(3.4)
Dividends to related parties	—	—	(6.4)	—	(6.4)	—	(6.4)	—	(6.4)
Net income	—	—	30.8	—	30.8	—	30.8	—	30.8
March 31, 2016	120.8	$0.1	$189.7	$(13.6)	$176.2	$—	$176.2	$—	$176.2

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$30.8	$34.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Net (income) from discontinued operations	(0.2)	(0.2)
Depreciation and other amortization	2.2	1.6
Amortization and revaluation of non-cash compensation awards	6.0	9.8
Net earnings from Affiliates accounted for using the equity method	(3.2)	(2.6)
Distributions received from equity method Affiliates	0.4	0.2
Deferred income taxes	1.0	2.5
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from related parties	14.2	7.8
(Increase) decrease in other receivables, prepayments, deposits and other assets	5.2	6.5
Increase (decrease) in accrued incentive compensation, other amounts due to related parties and other liabilities	(80.3)	(73.7)
Increase (decrease) in accounts payable and accruals and accrued income taxes	(4.0)	(3.1)
Net cash flows used in operating activities of continuing operations	(27.9)	(17.0)
Net cash flows provided by (used in) operating activities of discontinued operations	(0.2)	0.1
Total net cash flows used in operating activities	(28.1)	(16.9)
Cash flows from investing activities:
Purchase of fixed assets	(2.5)	(2.8)
Purchase of investment securities	(13.1)	(7.6)
Sale of investment securities	7.0	3.2
De-consolidation of Funds	—	(93.0)
Net cash flows used in investing activities of continuing operations	(8.6)	(100.2)
Net cash flows provided by (used in) investing activities of discontinued operations	—	—
Total net cash flows used in investing activities	(8.6)	(100.2)
Cash flows from financing activities:
Proceeds from third party borrowings	28.0	—
Repayment of third party borrowings	(33.0)	—
Repayment of related party borrowings	—	(1.0)
Payment to Parent for deferred tax arrangement	(8.8)	(13.6)
Payment to Parent for co-investment redemptions	(2.6)	(2.8)
Dividends paid to shareholders	(3.3)	(2.0)
Dividends paid to related parties	(6.3)	(7.6)
Repurchases of ordinary shares	(2.8)	—
Net cash flows used in financing activities of continuing operations	(28.8)	(27.0)
Net cash flows provided by (used in) financing activities of discontinued operations	—	—
Total net cash flows used in financing activities	(28.8)	(27.0)
Net decrease in cash and cash equivalents	(65.5)	(144.1)
Cash and cash equivalents at beginning of period	135.9	268.6
Cash and cash equivalents at end of period	$70.4	$124.5

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$0.5	$0.9
Income taxes paid	5.0	2.6
De-consolidation of Funds	—	(2,520.9)
Non-cash capital contribution to Parent	—	(0.1)

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
On October 15, 2014, the Company completed the initial public offering (the “Offering”) by its Parent of 22,000,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended.  Additionally, the underwriters in the Offering exercised a portion of their overallotment option and purchased an additional 2,231,375 shares of the Company from the Parent.  On June 22, 2015, the Company completed a secondary public offering by its Parent of 13,300,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,995,000 shares of the Company from the Parent.
The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and the Parent are included in the Condensed Consolidated Financial Statements, however material intercompany balances and transactions among the Company and its consolidated Affiliates are eliminated in consolidation.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016. The Company’s significant accounting policies, which have been consistently applied, are summarized in those Financial Statements.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, its Affiliates, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s primary beneficiary who consolidates such entity. As of March 31, 2016, there were no Funds which were consolidated pursuant to ASU 2015-02.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2016
Assets of OMAM(1)
Investment securities(2)	$69.2	$—	$—	$—	$69.2
Investments in unconsolidated Funds(3)	—	—	—	33.1	33.1
Total fair value assets	$69.2	$—	$—	$33.1	$102.3

Liabilities of OMAM(1)
Derivative securities	$—	$(22.5)	$—	$—	$(22.5)
Total fair value liabilities	$—	$(22.5)	$—	$—	$(22.5)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2015
Assets of OMAM(1)
Investment securities(2)	$66.9	$—	$—	$—	$66.9
Investments in unconsolidated Funds(3)	—	—	—	30.1	30.1
Total fair value assets	$66.9	$—	$—	$30.1	$97.0
Liabilities of consolidated Funds(1)
Derivative securities	$—	$(8.8)	$—	$—	$(8.8)
Total fair value liabilities	$—	$(8.8)	$—	$—	$(8.8)

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

The fair value of other investments is estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs and therefore classified within Level II. The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. If the pricing services are only able to (a) obtain a single broker quote or (b) utilize a pricing model, such securities are classified as Level III. If the pricing services are unable to provide prices, the Company attempts to obtain one or more broker quotes directly from a dealer or values such securities at the last bid price obtained. In either case, such securities are

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Fair Value Measurements (cont.)

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

(2)
Investment securities of $69.2 million and $66.9 million at March 31, 2016 and December 31, 2015, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I. Not included in the above are $51.9 million and $51.6 million at March 31, 2016 and December 31, 2015, respectively, of various investments carried at cost, including investments in timber and timberlands.

(3)
The $33.1 million and $30.1 million at March 31, 2016 and December 31, 2015, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient. The Company has not classified these investments in the fair value hierarchy in accordance with ASU 2015-07. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investments funds.The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eight years from March 31, 2016. The valuation process for the underlying real estate investments held by the real estate investments Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities among Levels I, II or III during the three months ended March 31, 2016 or 2015.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Variable Interest Entities

The Company sponsors the formation of various entities considered to be VIEs. The Company evaluates the consolidation of these entities as required pursuant to ASC Topic 810 relating to the consolidation of VIEs. These VIEs are primarily Funds managed by Affiliates and are investment vehicles typically owned entirely by third-party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.
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
At March 31, 2016 and December 31, 2015, there were no Funds that were VIEs requiring consolidation by the Company.
The Company’s involvement with Funds that are VIEs and not consolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company’s investment in any unconsolidated VIE generally represents an insignificant interest of the Fund’s net assets and assets under management, such that the majority of the VIE’s results are attributable to third parties. The Company’s exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2016	December 31, 2015
Unconsolidated VIE assets	$7,290.7	$7,302.4
Unconsolidated VIE liabilities	$4,204.5	$4,189.1
Equity interests on the Condensed Consolidated Balance Sheet	$56.2	$53.2	*
Maximum risk of loss (1)	$62.8	$59.0	*

(1)
Includes equity investments the Company has made or is required to make in unconsolidated funds and any earned but uncollected management/incentive fees from those funds. The Company does not record performance/incentive allocations until the respective measurement period has ended.

*    Balances have been amended to reflect immaterial corrections.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Related Party Transactions

The Company’s Parent provides the Company with various oversight services, including governance, which includes oversight by the Parent’s board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. That portion of the above costs which (i) are directly attributable to the Company, (ii) have been charged to the Company by the Parent and (iii) have been paid to the Parent by the Company, have been recorded in the Company’s unaudited Condensed Consolidated Financial Statements and was $0.3 million for both of the three months ended March 31, 2016 and 2015.
As part of its profit-interests plan, an Affiliate made tax payments in 2014 on behalf of its employees who became vested in profit interests of the Affiliate. Payments totaling $5.1 million and $5.3 million were repaid by the employees of the Affiliate in the three months ended March 31, 2016 and 2015, respectively.
During 2014, the Company entered into a seed capital management agreement, a co-investment deed, a deferred tax asset deed and a shareholder agreement with the Parent and/or the Parent’s subsidiaries. Amounts owed to the Parent associated with the deferred tax asset deed were $190.5 million at March 31, 2016. Amounts owed to the Parent associated with the co-investment deed were $17.1 million at March 31, 2016, net of tax. As of March 31, 2016, the Company recorded $4.7 million withheld for redemptions and estimated taxes due under the co-investment deed. Amounts withheld in excess of the future tax liability will be payable to the Parent upon settlement.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt

The Company’s long term debt at March 31, 2016 and December 31, 2015 was comprised of the following (in millions):

	3/31/2016	12/31/2015	Interest rate	Maturity
Third party obligations:
Revolving credit facility	$85.0	$90.0	LIBOR + 1.25% plus 0.20% commitment fee	October 15, 2019
Total long term debt of the Company	$85.0	$90.0
The fair value of borrowings approximated net cost basis as of March 31, 2016 and December 31, 2015. Fair value was determined based on future cash flows, discounted to present value using current market rates. The inputs are categorized as Level III in the fair value hierarchy. Interest expense incurred amounted to a total of $0.5 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.
On October 15, 2014, the Company entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the “Credit Facility”). Pursuant to the terms of the Credit Facility, the Company may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. Borrowings under the credit facility will bear interest, at OMAM’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of the Company’s total consolidated indebtedness to Adjusted EBITDA (a “Leverage Ratio”) until either Moody’s Investor Service, Inc. or Standard & Poor’s has assigned an initial rating to the Company’s senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or its credit rating, at which time such additional amount will be based on its credit rating or (b) the London interbank offered rate for a period, at the Company’s election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on the Company’s Leverage Ratio until it has been assigned a credit rating, at which time such additional amount will be based on its credit rating. In addition, the Company will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on its Leverage Ratio until it has been assigned a credit rating, at which time such amount will be based on the Company’s credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At March 31, 2016 the outstanding balance of the facility was $85.0 million. An interest rate of LIBOR plus a margin of 1.25% and commitment fee rate of 0.20% is being charged, and the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.4x.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Commitment and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to $12.7 million and $15.7 million in co-investments with an Affiliate as of March 31, 2016 and December 31, 2015, respectively. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2018.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. As of March 31, 2016, there were no accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2016, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2016.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable ordinary shares, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$30.8	$34.2
Less: Total income available to participating unvested securities(1)	0.2	0.1
Total net income attributable to ordinary shares	$30.6	$34.1
Denominator:
Weighted-average ordinary shares outstanding—basic	120,024,818	120,000,000
Potential ordinary shares
Restricted stock units	23,082	427,907
Weighted-average ordinary shares outstanding—diluted	120,047,900	120,427,907
Earnings per ordinary share:
Basic	$0.26	$0.28
Diluted	$0.26	$0.28

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (in millions):

	For the three months ended March 31, 2016
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$0.2	$—	$0.2
Change in net realized and unrealized gain (loss) on derivative securities	(13.8)	2.8	(11.0)
Other comprehensive income (loss)	$(13.6)	$2.8	$(10.8)

	For the three months ended March 31, 2015
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$(0.3)	$—	$(0.3)
Other comprehensive loss	$(0.3)	$—	$(0.3)
The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 were as follows (in millions):

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2015	$2.0	$(6.6)	$(4.6)
Other comprehensive income (loss)	0.2	(11.0)	(10.8)
Balance, as of March 31, 2016	$2.2	$(17.6)	$(15.4)
In the three months ended March 31, 2016 the Company recorded $(11.0) million, net of tax of $2.8 million, on the derivative contract as further described in Note 10. There were no significant amounts reclassified from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Derivatives and Hedging

Cash flow hedge
In late July 2015, the Company entered into a $300 million notional Treasury rate lock contract which was designated and qualified as a cash flow hedge under Accounting Standard Codification 815, "Derivatives and Hedging", (“ASC 815”). The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract effectively eliminates the impact of fluctuations in the underlying benchmark interest rate. The Company assesses the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. At March 31, 2016, the hedging contract was evaluated to be highly effective in offsetting changes in cash flows associated with the hedged items. The Company did not record any hedge ineffectiveness during the quarter ended March 31, 2016. The fair value of the contract included in accounts payable and accrued expenses was $22.5 million at March 31, 2016. Amounts included in accumulated other comprehensive income were $(11.0) million, net of tax of $2.8 million, for the quarter ended March 31, 2016. The Treasury rate lock contract has not been settled as of March 31, 2016. During the next twelve months the Company expects to reclassify approximately $0.6 million, net of tax, of the loss on the Treasury rate lock contract into earnings.
11) Discontinued Operations and Restructuring
All of the Company’s discontinued operations were wound down or transferred to the Parent prior to the third quarter of 2014 and there were no results from discontinued operations in either the three months ended March 31, 2016 or March 31, 2015.
The Company recognized a gain on disposal, net of taxes, of $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “OMAM” refer to OM Asset Management plc, references to the “Company” refer to OMAM, and references to “we,” “our” and “us” refer to OMAM and its consolidated subsidiaries and equity-accounted Affiliates, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to OMAM Inc., or OMUS, a Delaware corporation and indirect, wholly owned subsidiary of OMAM. Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have an ownership interest. References in this Quarterly Report on Form 10-Q to our “Parent” refer to Old Mutual plc. None of the information in this Quarterly Report on Form 10-Q constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.
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
Our MD&A is presented in five sections:

•
Overview provides a brief description of our Affiliates, a summary of The Economics of Our Business and an explanation of How We Measure Performance using a non-GAAP measure which we refer to as economic net income or ENI. This section also provides a Summary Results of Operations and information regarding our Assets Under Management by Affiliate and strategy, and net flows by asset class, client type and client location.

•
U.S. GAAP Results of Operations for the three months ended March 31, 2016 and 2015 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items for the three months ended March 31, 2016 and 2015 as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure - Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the three months ended March 31, 2016 and 2015 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

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
Our Affiliates and their principal strategies include:

•	Acadian Asset Management LLC (“Acadian”)—a leading quantitatively-oriented manager of active global and international equity, and alternative strategies.

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
The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $49.5 billion, or 27% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three year basis. Carried interests are features of private equity funds, which are calculated based on long term cumulative returns. In addition, approximately $12 billion of performance fee eligible AUM is managed by our equity-accounted Affiliates. Fees earned on these assets are not reflected as part of ENI or GAAP performance fee revenue.

Our largest expense item is compensation and benefits paid to our and our Affiliates’ employees, which consists of both fixed and variable components. Fixed compensation and benefits represents base salaries and wages, payroll taxes and the costs of our employee benefit programs. Variable compensation, calculated as described below, may be awarded in cash, equity or profit interests.
The arrangements in place with our Affiliates result in the sharing of economics between OMUS and each Affiliate’s key management personnel using a profit-sharing model, except for ICM, which uses a revenue share model as a result of a legacy economic arrangement that has not been restructured. Profit sharing affects two elements within our earnings: (i) the calculation of variable compensation and (ii) the level of each Affiliate’s equity or profit interests distribution to its employees. Variable compensation is the portion of earnings that is contractually allocated to Affiliate employees as a bonus pool, typically representing a fixed percentage of earnings before variable compensation, which is measured as revenues less fixed compensation and benefits and other operating and administrative expenses. Profits after variable compensation are shared between us and Affiliate key employee equity holders according to our respective equity or profit interests ownership. The sharing of profits in this manner ensures that the economic interests of Affiliate key employees and those of OMUS are aligned, both in terms of generating strong annual earnings as well as investing those earnings back into the business in order to generate growth over the long term. We view profit sharing as an attractive operating model, as it allows us to share in the benefits of operating leverage as the business grows, and ensures all equity and profit interests holders are incented to achieve that growth.
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
ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes non-cash charges representing the changes in the value of Affiliate equity and profit interests held by Affiliate key employees, and the results of discontinued operations which are no longer part of our business.
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliates. Revenue included within ENI differs from U.S. GAAP revenue in that it includes our share of earnings from equity-accounted Affiliates.
ENI expenses are calculated to reflect all usual expenses from ongoing continuing operations attributable to our shareholders. Expenses included within ENI differ from U.S. GAAP expenses in that they exclude revaluations of

Affiliate key employee owned equity and profit interests, amortization and impairment of acquired intangibles and certain other non-cash expenses.
For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure—Economic Net Income."
Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2016 and 2015:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
U.S. GAAP Basis
Revenue	$149.6	$160.6	$(11.0)
Net income from continuing operations	30.6	34.0	(3.4)
Net income	30.8	34.2	(3.4)
U.S. GAAP operating margin(1)	27%	28%	(24) bps
Earnings per share, basic ($)	$0.26	$0.28	$(0.02)
Earnings per share, diluted ($)	$0.26	$0.28	$(0.02)
Basic shares outstanding (in millions)	120.0	120.0	—
Diluted shares outstanding (in millions)	120.0	120.4	(0.4)

Economic Net Income Basis(2)
(Non-GAAP measure used by management)
ENI revenue(4)	$152.9	$163.3	$(10.4)
Pre-tax economic net income(5)	42.9	51.0	(8.1)
Economic net income(6)	32.0	37.3	(5.3)
ENI diluted EPS ($)	$0.27	$0.31	$(0.04)
ENI operating margin(3)	34%	37%	(331) bps
Adjusted EBITDA	$45.3	$53.5	$(8.2)

Other Operational Information
Assets under management (AUM) at period end (in billions)	$218.0	$224.0	$(6.0)
Net client cash flows (in billions)	2.4	(0.2)	2.6
Annualized revenue impact of net flows (in millions)(7)	7.3	11.3	(4.0)

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income.”

(3)	ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. The ENI operating margin is most comparable to our U.S. GAAP operating margin.

(4)	ENI revenue is the ENI measure which is most comparable to U.S. GAAP revenue.

(5)	Pre-tax economic net income is the ENI measure which is most comparable to U.S. GAAP net income before taxes from continuing operations.

(6)	Economic net income is the ENI measure which is most comparable to U.S. GAAP net income from continuing operations.

(7)
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

Assets under Management
Our total assets under management as of March 31, 2016 were $218.0 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	March 31, 2016	December 31, 2015
Acadian Asset Management	$69.6	$66.8
Barrow, Hanley, Mewhinney & Strauss	90.3	89.2
Campbell Global	4.9	6.3
Copper Rock Capital Partners	4.9	4.7
Heitman	30.6	29.1
Investment Counselors of Maryland	1.8	1.8
Thompson, Siegel & Walmsley	15.9	14.5
Total assets under management	$218.0	$212.4

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternative, real estate and timber, which consist of real estate, timberland investments and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2016	December 31, 2015
U.S. equity, small/smid cap	$7.0	$6.9
U.S. equity, mid cap value	10.1	9.5
U.S. equity, large cap value	58.4	57.4
U.S. equity, core/blend	3.1	3.1
Total U.S. equity	78.6	76.9
Global equity	30.2	29.4
International equity	38.0	37.0
Emerging markets equity	20.1	18.4
Total global/non-U.S. equity	88.3	84.8
Fixed income	14.1	13.8
Alternative, real estate & timber	37.0	36.9
Total assets under management	$218.0	$212.4
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

The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2016	2015
U.S. equity
Beginning balance	$76.9	$87.3
Gross inflows	3.1	0.9
Gross outflows	(2.4)	(3.4)
Net flows	0.7	(2.5)
Market appreciation	0.5	0.7
Other	0.5	—
Ending balance	$78.6	$85.5
Average AUM	$75.7	$86.0

Global / non-U.S. equity
Beginning balance	$84.8	$84.0
Gross inflows	4.2	4.4
Gross outflows	(2.4)	(2.6)
Net flows	1.8	1.8
Market appreciation	1.3	2.3
Other	0.4	—
Ending balance	$88.3	$88.1
Average AUM	$83.5	$86.1

Fixed income
Beginning balance	$13.8	$15.2
Gross inflows	0.2	0.4
Gross outflows	(0.6)	(0.6)
Net flows	(0.4)	(0.2)
Market appreciation	0.7	0.3
Ending balance	$14.1	$15.3
Average AUM	$13.9	$15.4

Alternative, real estate & timber
Beginning balance	$36.9	$34.3
Gross inflows	1.9	1.3
Gross outflows	(0.3)	(0.3)
Hard asset disposals	(1.3)	(0.3)
Net flows	0.3	0.7
Market appreciation	0.6	0.1
Other	(0.8)	—
Ending balance	$37.0	$35.1
Average AUM	$37.4	$34.8

Total
Beginning balance	$212.4	$220.8
Gross inflows	9.4	7.0
Gross outflows	(5.7)	(6.9)
Hard asset disposals	(1.3)	(0.3)
Net flows	2.4	(0.2)
Market appreciation	3.1	3.4
Other	0.1	—
Ending balance	$218.0	$224.0
Average AUM	$210.5	$222.3

Annualized basis points: inflows	37.7	46.6
Annualized basis points: outflows	40.0	29.5
Annualized revenue impact of net flows ($ in millions)	$7.3	$11.3

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

iii.	Retail / other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.
The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2016	2015
Sub-advisory
Beginning balance	$69.0	$74.1
Gross inflows	4.0	2.0
Gross outflows	(2.4)	(3.2)
Net flows	1.6	(1.2)
Market appreciation	0.7	0.8
Other	0.3	—
Ending balance	$71.6	$73.7

Institutional
Beginning balance	$133.8	$137.2
Gross inflows	4.9	4.6
Gross outflows	(2.7)	(3.4)
Hard asset disposals	(1.3)	(0.3)
Net flows	0.9	0.9
Market appreciation	2.3	2.5
Other	(0.6)	—
Ending balance	$136.4	$140.6

Retail/Other
Beginning balance	$9.6	$9.5
Gross inflows	0.5	0.4
Gross outflows	(0.6)	(0.3)
Net flows	(0.1)	0.1
Market appreciation	0.1	0.1
Other	0.4	—
Ending balance	$10.0	$9.7

Total
Beginning balance	$212.4	$220.8
Gross inflows	9.4	7.0
Gross outflows	(5.7)	(6.9)
Hard asset disposals	(1.3)	(0.3)
Net flows	2.4	(0.2)
Market appreciation	3.1	3.4
Other	0.1	—
Ending balance	$218.0	$224.0

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2016	2015
U.S.
Beginning balance	$171.8	$176.6
Gross inflows	6.5	5.5
Gross outflows	(5.0)	(5.1)
Hard asset disposals	(0.7)	(0.3)
Net flows	0.8	0.1
Market appreciation	2.4	2.4
Other	0.1	—
Ending balance	$175.1	$179.1

Non-U.S.
Beginning balance	$40.6	$44.2
Gross inflows	2.9	1.5
Gross outflows	(0.7)	(1.8)
Hard asset disposals	(0.6)	—
Net flows	1.6	(0.3)
Market appreciation	0.7	1.0
Other	—	—
Ending balance	$42.9	$44.9

Total
Beginning balance	$212.4	$220.8
Gross inflows	9.4	7.0
Gross outflows	(5.7)	(6.9)
Hard asset disposals	(1.3)	(0.3)
Net flows	2.4	(0.2)
Market appreciation	3.1	3.4
Other	0.1	—
Ending balance	$218.0	$224.0

At March 31, 2016, our total assets under management were $218.0 billion, an increase of $5.6 billion or 2.6% compared to $212.4 billion at December 31, 2015.  The change in assets under management during the three months ended March 31, 2016 reflects net market appreciation of $3.1 billion, net flows of $2.4 billion and other movements of $0.1 billion. Other movements in 2016 reflect the standardization of AUM definitions across Affiliates and mandates and the revaluation of certain hard assets. These changes align the definition of AUM with management fees charged to clients.
For the three months ended March 31, 2016, our net flows were $2.4 billion compared to $(0.2) billion for the three months ended March 31, 2015.  Hard asset disposals of $(1.3) billion and $(0.3) billion are reflected in the net flows for the three months ended March 31, 2016, and March 31, 2015, respectively. For the three months ended March 31, 2016, the annualized revenue impact of the net flows was $7.3 million, as gross inflows of $9.4 billion during the three-month period were into asset classes yielding approximately 38 bps and gross outflows and hard asset disposals in the same period of $(7.0) billion were out of asset classes yielding approximately 40 bps.  This is compared to the annualized revenue impact of net flows of $11.3 million for the three months ended March 31, 2015.
U.S. GAAP Results of Operations for the Three Months Ended March 31, 2016 and 2015
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in millions)	2016	2015	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$149.6	$156.9	$(7.3)
Performance fees	—	3.6	(3.6)
Other revenue	—	0.1	(0.1)
Total revenue	149.6	160.6	(11.0)
Compensation and benefits	84.6	94.8	(10.2)
General and administrative expense	21.8	19.8	2.0
Depreciation and amortization	2.2	1.6	0.6
Total expenses	108.6	116.2	(7.6)
Operating income	41.0	44.4	(3.4)
Investment income	3.5	2.7	0.8
Interest expense	(0.5)	(0.9)	0.4
Income from continuing operations before taxes	44.0	46.2	(2.2)
Income tax expense	13.4	12.2	1.2
Income from continuing operations	30.6	34.0	(3.4)
Gain on disposal of discontinued operations, net of tax	0.2	0.2	—
Net income	$30.8	$34.2	$(3.4)

Basic earnings per share ($)	$0.26	$0.28	$(0.02)
Diluted earnings per share ($)	0.26	0.28	(0.02)
Weighted average basic ordinary shares outstanding	120.0	120.0	—
Weighted average diluted ordinary shares outstanding	120.0	120.4	(0.4)
U.S. GAAP operating margin(1)	27%	28%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income to our pre-tax income from continuing operations:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Statement of Operations	2016	2015
Net income	$30.8	$34.2
Exclude: Gain on disposal of discontinued operations, net of tax	(0.2)	(0.2)
Net income from continuing operations	30.6	34.0
Add: Income tax expense	13.4	12.2
Pre-tax income from continuing operations	$44.0	$46.2
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles; and

iii.	other revenue, consisting primarily of marketing, distribution and joint venture income.
Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 33.7 bps for the three months ended March 31, 2016 and 33.0 bps for the three months ended March 31, 2015. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.

Our average basis points by asset class (including both consolidated Affiliates that are included, and equity-accounted Affiliates that are not included in management fee revenue) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended March 31,
	2016		2015
	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$47.4	25	$51.8	24
Global / non-U.S. equity	87.6	42	89.3	42
Fixed income	7.2	21	8.2	22
Alternative, real estate & timber	39.3	42	37.1	43
Management fee revenue & weighted average fee rate on average AUM, including equity-accounted Affiliates	$181.5	34.7	$186.4	34.0
Less: Revenue from equity-accounted Affiliates	(31.9)		(29.5)
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$149.6	33.7	$156.9	33.0
Average AUM	210.5	0	222.3
Average AUM excluding equity-accounted Affiliates	178.8	0	193.0

(1)	Amounts shown excluding equity-accounted Affiliates are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended March 31, 2016 compared to three months ended March 31, 2015: Management fees decreased $(7.3) million, or (4.7)%, from $156.9 million for the three months ended March 31, 2015 to $149.6 million for the three months ended March 31, 2016. The decrease was attributable to decreases in average assets under management excluding equity-accounted Affiliates, which decreased (7.4)% from $193.0 billion for the three months ended March 31, 2015 to $178.8 billion for the three months ended March 31, 2016.
The decrease in management fee revenue is mitigated by the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 33.7 basis points for the three months ended March 31, 2016 and 33.0 basis points for the three months ended March 31, 2015, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates. Compared to the three months ended March 31, 2015, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 2%, to 51% of average assets, while the mix of U.S. equity and fixed income decreased approximately (2)% to 49%. This shift was primarily driven by flows.

Performance Fees
Approximately $49.5 billion, or 27% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustment up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at March 31, 2016 ($ in billions)			Management fees for the three months ended March 31, 2016 ($ in millions)			Performance fees for the three months ended March 31, 2016 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees	AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$6.1	$—	$6.1	$9.9	$—	$9.9	$0.1	1.0%	1.0%
Separate accounts/other products	179.5	136.1	43.4	139.7	115.6	24.1	(0.1)	(0.4)%	(0.1)%
Total	$185.6	$136.1	$49.5	$149.6	$115.6	$34.0	$—	—%	—%
In aggregate, we did not recognize any performance fees in the three months ended March 31, 2016. Gross performance fees earned (excluding performance fees at equity-accounted Affiliates) were 2.2% of total fees for the three months ended March 31, 2015. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three months ended March 31,
($ in millions)	2016	2015
Gross performance fees	$—	$3.6
Net performance fees(1)	—	2.0
Percentage of performance fees accruing to OMAM	n/m	55.6%
Gross performance fees as a percentage of total fees(2)	—%	2.2%

(1)
Net performance fees are shown after the effect of contractual variable compensation and distributions to key employees of the Affiliates and represent the amount of the performance fee directly attributable to our shareholders.

(2)	Total fees, comprised of management fees and performance fees were $149.6 million for the three months ended March 31, 2016 and $160.5 million for the three months ended March 31, 2015.
Three months ended March 31, 2016 compared to three months ended March 31, 2015: Performance fees decreased $(3.6) million, from $3.6 million for the three months ended March 31, 2015 to $0.0 million for the three months ended March 31, 2016.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The decrease was primarily a result of volatile markets and management fee adjustments in certain sub-advisory accounts.

Other Revenue
Three months ended March 31, 2016 compared to three months ended March 31, 2015: Other revenue decreased $(0.1) million, or (100.0)%, from $0.1 million for the three months ended March 31, 2015 to $0.0 million for the three months ended March 31, 2016 due to the wind-down of a Fund platform, as Global Distribution shifted priorities.
U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:

i.
compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions and re-valuation of key employee owned Affiliate equity and profit interests;

ii.	general and administrative expenses; and

iii.	depreciation and amortization charges.
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
($ in millions)	2016	2015
Fixed compensation and benefits(1)	$35.4	$33.5
Sales-based compensation(2)	4.8	4.6
Variable compensation(3)	37.4	43.4
Affiliate key employee distributions(4)	8.3	8.5
Non-cash Affiliate key employee equity revaluations(5)	(1.3)	4.8
Total U.S. GAAP compensation and benefits expense	$84.6	$94.8

(1)	Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided.

(2)
Sales-based compensation is paid to us and our Affiliates’ sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management in both current and prior periods.

(3)
Variable compensation represents the sum of each Affiliate’s variable compensation, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and OMAM equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 30%.

	Three months ended March 31,
($ in millions)	2016	2015
Cash variable compensation	$31.1	$38.4
Non-cash equity-based award amortization	6.3	5.0
Total variable compensation	$37.4	$43.4

(4)
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

(5)
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
Three months ended March 31, 2016 compared to three months ended March 31, 2015: Compensation and benefits expense decreased $(10.2) million, or (10.8)%, from $94.8 million for the three months ended March 31, 2015 to $84.6 million for the three months ended March 31, 2016. Fixed compensation and benefits increased $1.9 million, or 5.7%, from $33.5 million for the three months ended March 31, 2015 to $35.4 million for the three months ended March 31, 2016. This reflects the annualization of 2015 hires, as well as normal increases in base salaries, wages and benefits. Variable compensation decreased $(6.0) million, or (13.8)%, from $43.4 million for the three months ended March 31, 2015 to $37.4 million for the three months ended March 31, 2016, primarily driven by lower pre-variable compensation earnings. Sales-based compensation increased $0.2 million, or 4.3%, from $4.6 million for the three months ended March 31, 2015 to $4.8 million for the three months ended March 31, 2016, as a result of the timing and structure of sales-based compensation due and higher management fee rates earned on asset inflows in current and prior periods. Affiliate key employee distributions decreased $(0.2) million, or (2.4)%, from $8.5 million for the three months ended March 31, 2015 to $8.3 million for the three months ended March 31, 2016 as a result of lower earnings before Affiliate key employee distributions. Revaluations of Affiliate equity decreased by $(6.1) million reflecting formulaic revaluations of key employee ownership at certain Affiliates, as the value of Affiliate equity increased $4.8 million in the three months ended March 31, 2015 and decreased $(1.3) million in the three months ended March 31, 2016.

General and Administrative Expense
Three months ended March 31, 2016 compared to three months ended March 31, 2015: General and administrative expense increased $2.0 million, or 10.1%, from $19.8 million for the three months ended March 31, 2015 to $21.8 million for the three months ended March 31, 2016, driven primarily by technology investments and new initiatives.
Depreciation and Amortization Expense
Three months ended March 31, 2016 compared to three months ended March 31, 2015: Depreciation and amortization expense increased $0.6 million, or 37.5%, from $1.6 million for the three months ended March 31, 2015 to $2.2 million for the three months ended March 31, 2016. The increase was primarily due to additional fixed asset and technology investments in the business in 2015 and 2016.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income; and

ii.	interest expense.
Investment Income
Three months ended March 31, 2016 compared to three months ended March 31, 2015: Investment income increased $0.8 million, or 29.6%, from $2.7 million for the three months ended March 31, 2015 to $3.5 million for the three months ended March 31, 2016, primarily due to increased earnings from equity-accounted Affiliates for the three months ended March 31, 2016, combined with increased returns on co-investments and a timber investment at an Affiliate for the three months ended March 31, 2016.
Interest Expense
Three months ended March 31, 2016 compared to three months ended March 31, 2015: Interest expense decreased $(0.4) million, or (44.4)%, from $0.9 million for the three months ended March 31, 2015 to $0.5 million for the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2016 reflect the lower levels drawn under our third party credit facility during this period.
U.S. GAAP Income Tax Expense (Benefit)
Three Months Ended March 31, 2016 compared to three months ended March 31, 2015: Income tax expense increased $1.2 million, or 9.8%, from $12.2 million for the three months ended March 31, 2015 to $13.4 million for the three months ended March 31, 2016. The increase relates largely to changes in reserves, an adjustment for interest on the reserves and a decrease in the benefit from intercompany interest expense.
Discontinued Operations
Three months ended March 31, 2016 compared to three months ended March 31, 2015: All of our discontinued operations were wound down or transferred to our Parent prior to the third quarter of 2014 and there were no results from discontinued operations in either the three months ended March 31, 2015 or March 31, 2016. Discontinued operations consisted of a gain on disposal of $0.2 million for the three months ended March 31, 2015 and a gain on disposal of $0.2 million for the three months ended March 31, 2016, in each case net of tax, representing incremental gains from disposals in each period.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
($ in millions)	2016	2015
Numerator: Operating income	$41.0	$44.4
Denominator: Total revenue	$149.6	$160.6
U.S. GAAP operating margin	27%	28%

Numerator: Total operating expenses	$108.6	$116.2
Denominator: Management fee revenue	$149.6	$156.9
U.S. GAAP operating expense / management fee revenue	73%	74%

Numerator: Variable compensation	$37.4	$43.4
Denominator: Operating income before variable compensation and Affiliate key employee distributions(1)	$86.7	$96.3
U.S. GAAP variable compensation ratio	43%	45%

Numerator: Affiliate key employee distributions	$8.3	$8.5
Denominator: Operating income before Affiliate key employee distributions(1)	$49.3	$52.9
U.S. GAAP Affiliate key employee distributions ratio	17%	16%

(1)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three months ended March 31,
($ in millions)	2016	2015
Operating income	$41.0	$44.4
Affiliate key employee distributions	8.3	8.5
Operating income before Affiliate key employee distributions	49.3	52.9
Variable compensation	37.4	43.4
Operating income before variable compensation and Affiliate key employee distributions	$86.7	$96.3
Effects of Inflation
For the three months ended March 31, 2016 and 2015, inflation did not have a material effect on our consolidated results of operations.

Non-GAAP Supplemental Performance Measure — Economic Net Income
As supplemental information, we provide a non-GAAP performance measure that we refer to as economic net income, or ENI, which represents our management’s view of the underlying economic earnings generated by us. We define economic net income as ENI revenue less (i) ENI operating expenses, (ii) variable compensation, (iii) key employee distributions, (iv) net interest and (v) taxes, each as further discussed in this section. These ENI adjustments to U.S. GAAP include both reclassifications of U.S. GAAP revenue and expense items, as well as adjustments to U.S. GAAP results, primarily to exclude non-cash, non-economic expenses, or to reflect cash benefits not recognized under U.S. GAAP.
ENI is an important measure to investors because it is used by the Company to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with our Affiliates. For a further discussion of how we use ENI and why ENI is useful to investors, see “—Overview—How We Measure Performance.”
To calculate economic net income, we re-categorize certain line items on our Statement of Operations to reflect the following:

•
We include our share of earnings from equity-accounted Affiliates within other income in ENI revenue, rather than investment income. Earnings from equity-accounted Affiliates amounted to $3.3 million for the three months ended March 31, 2016 and $2.7 million for the three months ended March 31, 2015.

•	We treat sales-based compensation as a general and administrative expense, rather than part of fixed compensation and benefits.

•	We segregate from operating expenses variable compensation and Affiliate key employee distributions, which represent Affiliate earnings shared with Affiliate key employees.
We make the following adjustments to U.S. GAAP results to more closely reflect our economic results:

i.
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

ii.
We exclude non-cash amortization or impairment expenses related to acquired goodwill and other intangibles as these are non-cash charges that do not result in an outflow of tangible economic benefits from the business.

iii.
We exclude capital transaction costs, including the costs of raising debt or equity, gains or losses realized as a result of redeeming debt or equity and direct incremental costs associated with acquisitions of businesses or assets.

iv.
We exclude the results of discontinued operations since they are not part of our ongoing business, and restructuring costs incurred in continuing operations which represent an exit from a distinct product or line of business.

v.
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

•	the exclusion of non-contractual, non-cash interest expense recognized under U.S. GAAP in connection with the unwinding of discounts implicit in long-term financial liabilities.

•	the inclusion of cash tax benefits associated with deductions allowed for acquired intangibles and goodwill that are not recognized within earnings under U.S. GAAP.
Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2016 and 2015
The following table reconciles net income to economic net income for the three months ended March 31, 2016 and 2015:

		Three Months Ended March 31,
($ in millions)		2016	2015
U.S. GAAP net income		$30.8	$34.2
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(1.3)	4.8
ii.	Amortization and impairment of goodwill and acquired intangible assets	0.1	—
iii.	Capital transaction costs	0.1	—
iv.	Discontinued operations and restructuring	(0.2)	(0.2)
v.	ENI tax normalization	2.0	0.4
Tax effect of above adjustments, as applicable*		0.5	(1.9)
Economic net income		$32.0	$37.3

* Reflects the sum of line items i, ii, and iii taxed at the 40.2% U.S. statutory rate (including state tax).
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

ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in millions)	2016	2015
U.S. GAAP revenue	$149.6	$160.6
Include investment return on equity-accounted Affiliates	3.3	2.7
ENI revenue	$152.9	$163.3
The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2016	2015
Management fees(1)	$149.6	$156.9
Performance fees(2)	—	3.6
Other income, including equity-accounted Affiliates(3)	3.3	2.8
ENI Revenue	$152.9	$163.3

(1)	ENI management fees are most comparable to U.S. GAAP management fees.

(2)	ENI performance fees are most comparable to U.S. GAAP performance fees.

(3)
ENI other income is comprised of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $3.3 million for the three months ended March 31, 2016 and $2.7 million for the three months ended March 31, 2015.

	Three Months Ended March 31,
($ in millions)	2016	2015
U.S. GAAP other revenue	$—	$0.1
Income from equity-accounted Affiliates	3.3	2.7
ENI other income	$3.3	$2.8

ENI Operating Expenses
The largest difference between U.S. GAAP operating expense and ENI operating expense relates to compensation. As shown in the following reconciliation, the Company excludes the impact of key employee equity revaluations. Variable compensation and Affiliate key employee distributions are also segregated out of U.S. GAAP operating expense in order to align with the manner in which these items are contractually calculated at the Affiliate level.
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
($ in millions)	2016	2015
U.S. GAAP operating expense	$108.6	$116.2
Less: items excluded from economic net income
Affiliate key employee equity revaluations	1.3	(4.8)
Amortization of acquired intangible assets	(0.1)	—
Capital transaction costs	(0.1)	—
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(37.4)	(43.4)
Affiliate key employee distributions	(8.3)	(8.5)
ENI operating expense	$64.0	$59.5
The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2016	2015
Fixed compensation & benefits(1)	$35.4	$33.5
General and administrative expenses(2)	26.5	24.4
Depreciation and amortization	2.1	1.6
ENI operating expense	$64.0	$59.5

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the three months ended March 31, 2016 and 2015 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2016	2015
Total U.S. GAAP compensation expense	$84.6	$94.8
Affiliate key employee equity revaluations excluded from ENI	1.3	(4.8)
Sales-based compensation reclassified to ENI general & administrative expenses	(4.8)	(4.6)
Affiliate key employee distributions excluded from fixed compensation	(8.3)	(8.5)
Variable compensation excluded from fixed compensation	(37.4)	(43.4)
ENI fixed compensation and benefits	$35.4	$33.5

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2016	2015
U.S. GAAP general and administrative expense	$21.8	$19.8
Sales-based compensation	4.8	4.6
Capital transaction costs	(0.1)	—
ENI general and administrative expense	$26.5	$24.4
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2016 and 2015. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2016	2015
Numerator: ENI operating earnings(1)	$51.5	$60.4
Denominator: ENI revenue	$152.9	$163.3
ENI operating margin(2)	34%	37%

Numerator: ENI operating expense	$64.0	$59.5
Denominator: ENI management fee revenue(3)	$149.6	$156.9
ENI operating expense ratio(4)	43%	38%

Numerator: ENI variable compensation	$37.4	$43.4
Denominator: ENI earnings before variable compensation(1)(5)	$88.9	$103.8
ENI variable compensation ratio(6)	42%	42%

Numerator: Affiliate key employee distributions	$8.3	$8.5
Denominator: ENI operating earnings(1)	$51.5	$60.4
ENI Affiliate key employee distributions ratio(7)	16%	14%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

 The following table reconciles U.S. GAAP operating income to ENI earnings after Affiliate key employee distributions:

	Three Months Ended March 31,
($ in millions)	2016	2015
U.S. GAAP operating income	$41.0	$44.4
Include investment return on equity-accounted Affiliates	3.3	2.7
Exclude the impact of:
Affiliate key employee equity revaluations	(1.3)	4.8
Amortization of acquired intangible assets	0.1	—
Capital transaction costs	0.1	—
Affiliate key employee distributions	8.3	8.5
Variable compensation	37.4	43.4
ENI earnings before variable compensation	88.9	103.8
Less: ENI variable compensation	(37.4)	(43.4)
ENI operating earnings	51.5	60.4
Less: ENI Affiliate key employee distributions	(8.3)	(8.5)
ENI Earnings after Affiliate key employee distributions	$43.2	$51.9

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin of 27% for the three months ended March 31, 2016 and 28% for the three months ended March 31, 2015.

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

(3)	ENI management fee revenue is most comparable to U.S. GAAP management fee revenue.

(4)
The ENI operating expense ratio is used by management and is useful to investors to evaluate the level of operating expense as measured against our recurring management fee revenue. We have provided this ratio since many operating expenses, including fixed compensation & benefits and general and administrative expense, are generally linked to the overall size of the business. We track this ratio as a key measure of scale economies at OMAM because in our profit sharing economic model, scale benefits both the Affiliate employees and OMAM shareholders. The ENI operating expense ratio is most comparable to the U.S. GAAP operating expense / management fee revenue ratio.

(5)	ENI earnings before variable compensation is calculated as ENI revenue, less ENI operating expense.

(6)
The ENI variable compensation ratio is used by management and is useful to investors to evaluate consolidated variable compensation as measured against our ENI earnings before variable compensation. Variable compensation represents the sum of each Affiliate’s variable compensation, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI earnings before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and OMAM equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 30%. The ENI variable compensation ratio is most comparable to the U.S. GAAP variable compensation ratio.

(7)
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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2016	2015
Pre-tax economic net income	$42.9	$51.0
Intercompany interest expense deductible for U.S. tax purposes	(17.7)	(17.5)
Taxable economic net income	25.2	33.5
Taxes at the U.S. federal and statutory rates(1)	(10.1)	(13.5)
Other reconciling tax adjustments	(0.8)	(0.2)
Tax on economic net income	(10.9)	(13.7)
Add back intercompany interest expense previously excluded	17.7	17.5
Economic net income	$32.0	$37.3
Economic net income effective tax rate	25.4%	26.9%

(1)	Calculated using a 40.2% tax rate.

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

	Three Months Ended March 31,
($ in millions)	2016	2015
Net income	$30.8	$34.2
Net interest expense	0.5	0.9
Income tax expense (including tax expenses related to discontinued operations)	13.5	12.2
Depreciation and amortization (including discontinued operations)	2.1	1.6
EBITDA	$46.9	$48.9
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit-sharing interests	(1.3)	4.8
EBITDA of discontinued operations	(0.3)	(0.2)
Investment gains	(0.1)	—
Capital transaction costs	0.1	—
Adjusted EBITDA	$45.3	$53.5
ENI net interest expense to third parties	(0.3)	(0.9)
Depreciation and amortization	(2.1)	(1.6)
Tax on economic net income	(10.9)	(13.7)
Economic net income	$32.0	$37.3
Cash Flows
The following table summarizes certain key financial data relating to cash flows:

	Three Months Ended March 31,
($ in millions)	2016	2015
Cash provided by (used in)(1)
Operating activities	$(27.9)	$(17.0)
Investing activities	(8.6)	(7.2)
Financing activities	(28.8)	(27.0)

(1)	Cash flow data shown only includes cash flows from continuing operations.
Our short-term uses of cash include compensation and general and administrative expenses for our Boston-based office. We may use any retained cash to invest in our business.

Comparison for the three months ended March 31, 2016 and 2015
Net cash used in operating activities of continuing operations increased $10.9 million, from net cash used of $17.0 million for the three months ended March 31, 2015 to net cash used of $27.9 million for the three months ended March 31, 2016, driven primarily by higher net income in 2015 and higher payments against accrued incentive compensation in 2016. Net cash used in investing activities of continuing operations increased $1.4 million, from $7.2 million used for the three months ended March 31, 2015 (excluding the impact of de-consolidation of Funds) to $8.6 million used for the three months ended March 31, 2016, driven primarily by higher purchases of investment securities. Net cash used in financing activities of continuing operations increased $1.8 million, from $27.0 million used for the three months ended March 31, 2015 to $28.8 million used for the three months ended March 31, 2016, due to payments made on our revolving credit facility related to the repurchase of our ordinary shares.
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

Long-Term Debt
The following table summarizes our financing arrangements:

	Amounts outstanding at
($ in millions)	3/31/2016	12/31/2015	Interest rate	Maturity
Long-term debt of OMAM
Third party obligations:
Revolving credit facility	$85.0	$90.0	LIBOR + 1.25% plus 0.20% commitment fee	October 15, 2019
Total long-term debt	$85.0	$90.0
On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (the “Credit Facility”). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million.  The Credit Facility has a maturity date of October 15, 2019.  Borrowings under the facility will bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount being based from time to time on the ratio of our total consolidated indebtedness to Adjusted EBITDA (a “Leverage Ratio”) until either Moody’s Investor Service, Inc. or Standard & Poor’s has assigned an initial rating to our senior, unsecured long-term indebtedness for borrowed money that is not subject to credit enhancement, or our credit rating, at which time such additional amount will be based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such additional amount will be based on our credit rating. In addition, we will be charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on our Leverage Ratio until we have been assigned a credit rating, at which time such amount will be based on our credit rating. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x.  As we are yet to receive a public credit rating and in accordance with terms of the Credit Facility an interest rate of LIBOR plus a margin of 1.25% and commitment fee rate of 0.20% is being charged.  At March 31, 2016, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.4x.
Critical Accounting Policies and Estimates
There have been no additional updates or changes to our critical accounting policies from those disclosed as of December 31, 2015 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on March 15, 2016.

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
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2016. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
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
Our model for assessing the impact of market risk on our results uses March 31, 2016 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on March 31, 2016. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2016, excluding the non-recurring performance fee.
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
The value of our assets under management was $218.0 billion as of March 31, 2016. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $75.6 million based on our current weighted average fee rate of 34.7 basis points, including equity-accounted Affiliates. Approximately $61.5 billion, or 28%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $1.0 million impact to our gross performance fees based on our trailing twelve month performance fees of $10.1 million as of March 31, 2016. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $25.0 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles; excluding REITS) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $166.9 billion of equity assets under management to increase or decrease by $16.7 billion, resulting in a change in annualized management fee revenue of $57.1 million and an annual change in post-tax economic net income of approximately $19.1 million, given our current cost structure, operating model, and weighted average equity fee rates of 34 basis points at the mix of strategies as of March 31, 2016. Approximately $43.5 billion, or 26%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $76.7 billion of foreign currency denominated AUM to increase or decrease by $7.7 billion, resulting in a change in annualized management fee revenue of $34.7 million and an annual change in post-tax economic net income of $12.1 million, based on weighted average fees earned on our foreign currency denominated AUM of 45 basis points at the mix of strategies as of March 31, 2016. Approximately $12.0 billion, or 16%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 65% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.5 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $14.1 billion, would cause AUM to rise or fall by approximately $1.4 billion. Based on our fixed income weighted average fee rates of 21 basis points, annualized management fees would change by $2.9 million and post-tax economic net income would change by $0.9 million annually. A change in interest rates would also impact interest expense on our $85.0 million of third party floating rate debt which is outstanding following the Reorganization and the Offering.  Interest paid on our debt would go up or down by $0.9 million if interest rates increased or decreased by 100 basis points. There are currently no material fixed income assets earning performance fees as of the trailing twelve months ended March 31, 2016.

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

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2016, under the heading “Risk Factors.” Our evaluation of risk factors has not changed materially since those discussed in the Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
January 1-31, 2016	—	—	—	—
February 1-29, 2016	—	—	—	—
March 1-31, 2016	300,983	$12.64	300,983	$146.2
Total	300,983	12.64	300,983

(1) On February 3, 2016, our Board of Directors authorized a $150.0 million share repurchase program, which was approved by shareholders on March 15, 2016. We repurchased 0.3 million shares during the three months ended March 31, 2016. As of March 31, 2016, $146.2 million remained available to repurchase shares under the February 2016 program. On April 29, 2016, at the Company’s Annual General Meeting, shareholders (excluding Old Mutual plc) authorized a form of contract by which OMAM would be permitted to repurchase shares directly from Old Mutual plc.

Item 6.         Exhibits.

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

10.13
Sixth Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective March 14, 2016, incorporated herein by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on March 15, 2016.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM Asset Management plc

Dated:	May 10, 2016

		By:	/s/ Peter L. Bain
Peter L. Bain President and Chief Executive Officer (principal executive officer)

/s/ Stephen H. Belgrad
Stephen H. Belgrad Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)