Form 10-Q
period 2016-06-30
OM Asset Management plc
filed 2016-08-09
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of August 5, 2016 was 120,157,765.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OM Asset Management plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$65.1	$135.9
Investment advisory fees receivable	142.3	151.8
Property and equipment, net	31.9	30.7
Investments (includes balances reported at fair value of $105.5 and $97.0)	217.6	202.6
Acquired intangibles, net	1.4	1.5
Goodwill	126.5	126.5
Other assets	21.4	23.0
Other amounts due from related parties	0.2	—
Note receivable due from related party	—	0.5
Deferred tax assets	330.9	341.6
Total assets	$937.3	$1,014.1
Liabilities and equity
Accounts payable and accrued expenses	$56.4	$45.7
Accrued incentive compensation	76.4	134.0
Other amounts due to related parties	207.5	222.9
Long-term compensation liabilities	258.8	260.8
Accrued income taxes	92.3	87.7
Third party borrowings	50.0	90.0
Other liabilities	9.1	7.1
Total liabilities	750.5	848.2
Commitments and contingencies
Equity:
Ordinary shares (nominal value $0.001; 120,157,765 and 120,558,278 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	210.3	168.6
Accumulated other comprehensive loss	(23.6)	(2.8)
Total equity	186.8	165.9
Total liabilities and equity	$937.3	$1,014.1

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Management fees	$157.1	$164.9	$306.7	$321.8
Performance fees	(0.8)	48.6	(0.8)	52.2
Other revenue	0.2	—	0.2	0.1
Total revenue	156.5	213.5	306.1	374.1
Operating expenses:
Compensation and benefits	87.5	126.0	172.1	220.8
General and administrative expense	22.7	22.9	44.5	42.7
Amortization of acquired intangibles	0.1	0.1	0.1	0.1
Depreciation and amortization	2.2	1.6	4.4	3.2
Total operating expenses	112.5	150.6	221.1	266.8
Operating income	44.0	62.9	85.0	107.3
Non-operating income and (expense):
Investment income	4.5	2.4	8.0	5.1
Interest income	—	0.1	—	0.1
Interest expense	(0.5)	(0.7)	(1.0)	(1.6)
Total non-operating income	4.0	1.8	7.0	3.6
Income from continuing operations before taxes	48.0	64.7	92.0	110.9
Income tax expense	13.1	16.0	26.5	28.2
Income from continuing operations	34.9	48.7	65.5	82.7
Gain on disposal of discontinued operations, net of tax	1.4	0.7	1.6	0.9
Net income	$36.3	$49.4	$67.1	$83.6

Earnings per share (basic)	$0.30	$0.41	$0.56	$0.69
Earnings per share (diluted)	0.30	0.41	0.56	0.69
Continuing operations earnings per share (basic)	0.29	0.40	0.55	0.68
Continuing operations earnings per share (diluted)	0.29	0.40	0.55	0.68
Weighted average ordinary shares outstanding	119.4	120.0	119.7	120.0
Weighted average diluted ordinary shares outstanding	119.6	120.5	119.8	120.5

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$36.3	$49.4	$67.1	$83.6
Other comprehensive income (loss):
Valuation of derivative securities, net of tax	(8.7)	—	(19.7)	—
Foreign currency translation adjustment	(1.3)	(0.1)	(1.1)	(0.4)
Total other comprehensive loss	(10.0)	(0.1)	(20.8)	(0.4)
Total comprehensive income	$26.3	$49.3	$46.3	$83.2

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2016 and 2015
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficit)	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2014	120.0	$0.1	$31.1	$5.3	36.5	$2,459.0	$2,495.5	$61.9	$2,557.4
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—
Capital redemptions	—	—	(0.9)	—	(0.9)	—	(0.9)	—	(0.9)
Equity-based compensation	—	—	6.6	—	6.6	—	6.6	—	6.6
Foreign currency translation adjustment	—	—	—	(0.4)	(0.4)	—	(0.4)	—	(0.4)
Net de-consolidation of Funds	—	—	—	—	—	(2,459.0)	(2,459.0)	(61.9)	(2,520.9)
Dividends to shareholders	—	—	(4.2)	—	(4.2)	—	(4.2)	—	(4.2)
Dividends to related parties	—	—	(15.1)	—	(15.1)	—	(15.1)	—	(15.1)
Net income	—	—	83.6	—	83.6	—	83.6	—	83.6
June 30, 2015	120.5	$0.1	$101.1	$4.9	$106.1	$—	$106.1	$—	$106.1

December 31, 2015	120.5	$0.1	$168.6	$(2.8)	$165.9	$—	$165.9	$—	$165.9
Issuance of ordinary shares	0.6	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(0.9)	—	(12.2)	—	(12.2)	—	(12.2)	—	(12.2)
Equity-based compensation	—	—	6.2	—	6.2	—	6.2	—	6.2
Foreign currency translation adjustment	—	—	—	(1.1)	(1.1)	—	(1.1)	—	(1.1)
Valuation of derivative securities, net of tax	—	—	—	(19.7)	(19.7)	—	(19.7)	—	(19.7)
Dividends to shareholders	—	—	(6.7)	—	(6.7)	—	(6.7)	—	(6.7)
Dividends to related parties	—	—	(12.7)	—	(12.7)	—	(12.7)	—	(12.7)
Net income	—	—	67.1	—	67.1	—	67.1	—	67.1
June 30, 2016	120.2	$0.1	$210.3	$(23.6)	$186.8	$—	$186.8	$—	$186.8

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$67.1	$83.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Net (income) from discontinued operations	(1.6)	(0.9)
Amortization of acquired intangibles	0.1	0.1
Depreciation and other amortization	4.4	3.2
(Gain) loss on disposal of property and equipment	—	0.1
Amortization and revaluation of non-cash compensation awards	12.4	23.1
Net earnings from Affiliates accounted for using the equity method	(6.9)	(5.1)
Distributions received from equity method Affiliates	1.5	1.5
Deferred income taxes	14.0	6.4
(Gains) losses on other investments	(1.7)	—
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from related parties	9.7	17.8
(Increase) decrease in other receivables, prepayments, deposits and other assets	(0.6)	2.3
Increase (decrease) in accrued incentive compensation, other amounts due to related parties and other liabilities	(55.9)	(15.2)
Increase (decrease) in accounts payable and accruals and accrued income taxes	(8.7)	14.8
Net cash flows provided by operating activities of continuing operations	33.8	131.7
Net cash flows provided by (used in) operating activities of discontinued operations	0.7	0.9
Total net cash flows provided by operating activities	34.5	132.6
Cash flows from investing activities:
Purchase of fixed assets	(5.7)	(5.9)
Purchase of investment securities	(15.0)	(11.2)
Sale of investment securities	7.8	6.0
De-consolidation of Funds	—	(93.0)
Net cash flows used in investing activities of continuing operations	(12.9)	(104.1)
Net cash flows provided by (used in) investing activities of discontinued operations	—	—
Total net cash flows used in investing activities	(12.9)	(104.1)
Cash flows from financing activities:
Third party borrowings	58.0	—
Repayment of third party borrowings	(98.0)	(32.0)
Repayment of related party borrowings	—	(37.0)
Payment to Parent for deferred tax arrangement	(17.5)	(27.2)
Payment to Parent for co-investment redemptions	(3.5)	(3.5)
Dividends paid to shareholders	(6.5)	(4.1)
Dividends paid to related parties	(12.7)	(15.1)
Repurchases of ordinary shares	(12.2)	—
Net cash flows used in financing activities of continuing operations	(92.4)	(118.9)
Net cash flows provided by (used in) financing activities of discontinued operations	—	—
Total net cash flows used in financing activities	(92.4)	(118.9)
Effect of foreign exchange rate changes on cash and cash equivalents	—	0.1
Net decrease in cash and cash equivalents	(70.8)	(90.3)
Cash and cash equivalents at beginning of period	135.9	268.6
Cash and cash equivalents at end of period	$65.1	$178.3

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$1.2	$2.2
Income taxes paid	7.6	5.4
De-consolidation of Funds	—	(2,520.9)
Non-cash capital contribution to Parent	—	(0.1)

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
In June 2016, the Company announced that it had signed a definitive agreement to acquire a 60% controlling interest in Landmark Partners, a leading global secondary private equity, real estate and real asset investment firm, for approximately $240 million in cash at closing. The Company expects this transaction to close in the third quarter of 2016.

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
Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, its Affiliates, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s primary beneficiary who consolidates such entity. As of June 30, 2016, there were no Funds which were consolidated pursuant to ASU 2015-02.
Derivatives and Hedging
The Company may utilize derivative financial instruments to hedge the risk of movement of interest rates and foreign currency on financial assets and liabilities. These derivative financial instruments may or may not qualify as hedges for accounting purposes. The Company records all derivative financial instruments as either assets or liabilities on its Condensed Consolidated Balance Sheets and measures these instruments at fair value. For a derivative financial instrument that qualifies as a hedge for accounting purposes and is designated as a hedging instrument, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings over the life of the hedge. The ineffective portion of the gain or loss is reported in earnings immediately.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

Recent accounting developments
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including accounting for income taxes, forfeitures and statutory tax withholding requirements, and classification within the statement of cash flows. The new guidance is effective for the first quarter of 2017 with early adoption permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

3) Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, June 30, 2016
Assets of OMAM(1)
Investment securities(2)	$73.8	$—	$—	$—	$73.8
Investments in unconsolidated Funds(3)	—	—	—	31.7	31.7
Total fair value assets	$73.8	$—	$—	$31.7	$105.5

Liabilities of OMAM(1)
Derivative securities	$—	$(32.5)	$—	$—	$(32.5)
Total fair value liabilities	$—	$(32.5)	$—	$—	$(32.5)
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

(2)
Investment securities of $73.8 million and $66.9 million at June 30, 2016 and December 31, 2015, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I. Not included in the above are $52.5 million and $51.6 million at June 30, 2016 and December 31, 2015, respectively, of various investments carried at cost, including investments in timber and timberlands.

(3)
The $31.7 million and $30.1 million at June 30, 2016 and December 31, 2015, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient. The Company has not classified these investments in the fair value hierarchy in accordance with ASU 2015-07. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investments funds. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Fair Value Measurements (cont.)

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eight years from June 30, 2016. The valuation process for the underlying real estate investments held by the real estate investments Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
There were no significant transfers of financial assets or liabilities among Levels I, II or III during the six months ended June 30, 2016 or 2015.

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
At June 30, 2016 and December 31, 2015, there were no Funds that were VIEs requiring consolidation by the Company.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2016	December 31, 2015
Unconsolidated VIE assets	$6,919.9	$7,302.4
Unconsolidated VIE liabilities	$4,068.5	$4,189.1
Equity interests on the Condensed Consolidated Balance Sheet	$59.1	$53.2
Maximum risk of loss (1)	$65.3	$59.0

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

5) Related Party Transactions
The Company’s Parent provides the Company with various oversight services, including governance, which includes oversight by the Parent’s board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. That portion of the above costs which (i) are directly attributable to the Company, (ii) have been charged to the Company by the Parent and (iii) have been paid to the Parent by the Company, have been recorded in the Company’s unaudited Condensed Consolidated Financial Statements and was $0.4 million and $1.0 million in the six months ended June 30, 2016 and 2015, respectively.
As part of its profit-interests plan, an Affiliate made tax payments on behalf of its employees who became vested in profit interests of the Affiliate. Payments totaling $5.1 million and $5.3 million were repaid by the employees of the Affiliate in the six months ended June 30, 2016 and 2015, respectively.
During 2014, the Company entered into a seed capital management agreement, a co-investment deed, a deferred tax asset deed and a shareholder agreement with the Parent and/or the Parent’s subsidiaries. Amounts owed to the Parent associated with the deferred tax asset deed were $181.1 million at June 30, 2016. Amounts owed to the Parent associated with the co-investment deed were $14.3 million at June 30, 2016. As of June 30, 2016, the Company recorded $7.2 million for redemptions and estimated taxes due under the co-investment deed. Amounts withheld in excess of the future tax liability will be payable to the Parent upon settlement.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Related Party Transactions (cont.)

During the quarter ended June 30, 2016, the Company and the Parent agreed to amend the seed capital management agreement and the deferred tax asset deed. The seed capital management agreement was amended to (i) accelerate the transfer of approximately $35 million of seed investments to the Company’s balance sheet in the third quarter of 2016; (ii) reduce the seed capital investments managed by the Company but owned by the Parent to $100 million; and (iii) accelerate the transfer of all remaining seed capital investments covered by the Seed Capital Agreement to the Company’s balance sheet on or around June 30, 2017. All seed capital was originally expected to be transferred to the balance sheet of the Company on or around January 15, 2018.
The deferred tax asset deed was amended to provide that the obligations of the Company to make future payments to the Parent under the deferred tax asset deed, which were originally scheduled to continue until January 31, 2020, shall be terminated as of December 31, 2016 in exchange for a payment of the net present value of the future payments due to the Parent valued as of December 31, 2016. The valuation shall be calculated using a discount rate of 8.5% and be paid by the Company to the Parent in three installments on each of June 30, 2017, December 31, 2017 and June 30, 2018, such payments forward valued at a discount rate of 8.5%. The determination of the appropriate discount rate reflected a continuation of certain protections provided by the Parent related to the realized tax benefit resulting from the Company’s use of the deferred tax assets. Such protections were unaffected by the amendment.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt

The Company’s long term debt at June 30, 2016 and December 31, 2015 was comprised of the following (in millions):

	6/30/2016	12/31/2015	Interest rate	Maturity
Third party obligations:
Revolving credit facility	$50.0	$90.0	LIBOR + 1.25% plus 0.20% commitment fee	October 15, 2019
Total long term debt of the Company	$50.0	$90.0
The fair value of borrowings approximated net cost basis as of June 30, 2016 and December 31, 2015. Fair value of borrowings are determined based on valuation methodologies in consideration of current market rates and recent transactions, and represent the contractual future cash flows discounted to present value using current market rates. The value is categorized as Level III in the fair value hierarchy. Interest expense incurred amounted to a total of $1.0 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.
On October 15, 2014, the Company entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (as amended, the “Credit Facility”). Pursuant to the terms of the Credit Facility, the Company may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. Borrowings under the credit facility bear interest, at OMAM’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount based from time to time on the ratio of the Company’s total consolidated indebtedness to Adjusted EBITDA (a “Leverage Ratio”) until either Moody’s Investor Service, Inc. or Standard & Poor’s assigned an initial rating to the Company’s senior, unsecured long-term indebtedness for borrowed money that was not subject to credit enhancement, or its credit rating, at which time such additional amount became based on its credit rating or (b) the London interbank offered rate for a period, at the Company’s election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based from time to time on the Company’s Leverage Ratio until it was assigned a credit rating, at which time such additional amount became based on its credit rating. In addition, the Company is charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount based from time to time on its Leverage Ratio until it was assigned a credit rating, at which time such amount became based on the Company’s credit rating.
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At June 30, 2016 the outstanding balance of the facility was $50.0 million. An interest rate of LIBOR plus a margin of 1.25% and commitment fee rate of 0.20% was being charged, and the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.2x.
In July 2016, Moody’s Investor Service, Inc. and Standard & Poor’s each assigned an initial investment-grade rating to the Company’s senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, the Company’s interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.25%.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Borrowings and Debt (cont.)

Subsequent bond offerings
In July 2016, the Company raised $400 million of senior notes, consisting of $275 million of senior notes due in 2026 (the “Institutional Notes”) and $125 million of senior notes due in 2031 (the “Retail Notes”). The Institutional Notes bear interest at a fixed rate of 4.80% per year, payable on a semi-annual basis. The Retail Notes bear interest at a fixed rate of 5.125% per year, payable on a quarterly basis. The Company may redeem all or a portion of the Retail Notes at any time after August 1, 2019.

7) Commitment and Contingencies
Operational commitments
The Company had unfunded commitments to invest up to $11.6 million and $15.7 million in co-investments with an Affiliate as of June 30, 2016 and December 31, 2015, respectively. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2018.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. As of June 30, 2016, there were no material accruals for claims, legal proceedings or other contingencies.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Commitment and Contingencies (cont.)

Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2016, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2016.
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
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$36.3	$49.4	$67.1	$83.6
Less: Total income available to participating unvested securities(1)	(0.3)	(0.2)	(0.4)	(0.3)
Total net income attributable to ordinary shares	$36.0	$49.2	$66.7	$83.3
Denominator:
Weighted-average ordinary shares outstanding—basic	119,397,224	120,000,000	119,711,021	120,000,000
Potential ordinary shares:
Restricted stock units	185,007	470,319	104,044	460,338
Weighted-average ordinary shares outstanding—diluted	119,582,231	120,470,319	119,815,065	120,460,338
Earnings per ordinary share:
Basic	$0.30	$0.41	$0.56	$0.69
Diluted	$0.30	$0.41	$0.56	$0.69

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (in millions):

	For the six months ended June 30, 2016
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$(1.1)	$—	$(1.1)
Change in net realized and unrealized gain (loss) on derivative securities	(23.8)	4.1	(19.7)
Other comprehensive income (loss)	$(24.9)	$4.1	$(20.8)

	For the six months ended June 30, 2015
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$(0.4)	$—	$(0.4)
Other comprehensive loss	$(0.4)	$—	$(0.4)
The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2016 were as follows (in millions):

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2015	$2.0	$(6.6)	$(4.6)
Other comprehensive loss	(1.1)	(19.7)	(20.8)
Balance, as of June 30, 2016	$0.9	$(26.3)	$(25.4)
In the six months ended June 30, 2016 the Company recorded $(19.7) million, net of tax of $4.1 million, on the derivative contract as further described in Note 10. There were no significant amounts reclassified from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Income for the six months ended June 30, 2016 and 2015.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Derivatives and Hedging

Cash flow hedge
In late July 2015, the Company entered into a $300 million notional Treasury rate lock contract which was designated and qualified as a cash flow hedge under Accounting Standard Codification 815, "Derivatives and Hedging", (“ASC 815”). The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. In November 2015, at the Treasury Rate Lock termination date, the Company de-designated the Treasury Rate Lock and entered into an extension for the same $300 million notional through early July 2016. The fair value of the Treasury Rate Lock at the time of de-designation was approximately $(10) million.
Consistent with the original Treasury Rate Lock, the extended Treasury Rate Lock was designated and qualified as a cash flow hedge under ASC 815. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The extended Treasury Rate Lock continued to effectively eliminate the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company assessed the effectiveness of the hedging contract at the extended Treasury Rate Lock’s inception and on a quarterly basis thereafter. At June 30, 2016, the hedging contract was evaluated to be highly effective in offsetting changes in cash flows associated with the hedged items. The Company did not record any hedge ineffectiveness for the three and six months ended June 30, 2016. The fair value of the contract included in accounts payable and accrued expenses was $(32.5) million at June 30, 2016.

Amounts included in accumulated other comprehensive income were $(8.7) million, net of tax of $1.3 million, and $(19.7) million, net of tax of $4.1 million, for the three and six months ended June 30, 2016. The extended Treasury rate lock contract was not settled as of June 30, 2016. During the next twelve months the Company expects to reclassify approximately $2.4 million, net of tax, of the loss on the Treasury rate lock contract into earnings.

Subsequent to June 30, 2016, the Company entered into a second extension to the Treasury Rate Lock in conjunction with the issuances of the previously forecasted debt. The forecasted debt issuances occurred in July 2016 and the Treasury Rate Lock was settled. Refer to Note 6, Borrowings and Debt, for additional information on the debt issuances.

The amounts remaining in AOCI related to the original and extended Treasury Rate Lock contracts will be reclassified into earnings beginning with the first interest payment on the debt issuances paid, beginning in January 2017.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Discontinued Operations and Restructuring

All of the Company’s discontinued operations were wound down or transferred to the Parent prior to 2015.
The Company recognized a gain on disposal, net of taxes, of $1.4 million and $0.7 million, with basic and diluted discontinued operations earnings per share of $0.01 and $0.01 for the three months ended June 30, 2016 and 2015, respectively.
The Company recognized a gain on disposal, net of taxes, of $1.6 million and $0.9 million, with basic and diluted discontinued operations earnings per share of $0.01 and $0.01 for the six months ended June 30, 2016 and 2015, respectively.
In August 2016, the management team of a previously disposed Affiliate of OMAM, together with subsidiaries of OMAM holding interests in that Affiliate, entered into a purchase and sale agreement with a third party, which will result in an approximately $7 million payment to OMAM upon closing of the transaction.  The transaction is expected to close in the second half of 2016, subject to certain conditions, including required regulatory approvals and the receipt of certain third party consents.

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

•
U.S. GAAP Results of Operations for the three and six months ended June 30, 2016 and 2015 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items for the three and six months ended June 30, 2016 and 2015 as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure - Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the three and six months ended June 30, 2016 and 2015 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

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
In June 2016, we announced that we signed a definitive agreement to acquire a 60% controlling interest in Landmark Partners, a leading global secondary private equity, real estate and real asset investment firm. We expect this transaction to close in the third quarter of 2016.
The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $49.3 billion, or 26% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three year basis. Carried interests are features of private equity funds, which are calculated based on long term cumulative returns. In addition, approximately $12 billion of performance fee eligible AUM is managed by our equity-accounted Affiliates. Fees earned on these assets are not reflected as part of ENI or GAAP performance fee revenue.
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
Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2016 and 2015:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
U.S. GAAP Basis
Revenue	$156.5	$213.5	$(57.0)	$306.1	$374.1	$(68.0)
Income from continuing operations before taxes	48.0	64.7	(16.7)	92.0	110.9	(18.9)
Net income from continuing operations	34.9	48.7	(13.8)	65.5	82.7	(17.2)
Net income	36.3	49.4	(13.1)	67.1	83.6	(16.5)
U.S. GAAP operating margin(1)	28%	29%	(135) bps	28%	29%	(91) bps
Earnings per share, basic ($)	$0.30	$0.41	$(0.11)	$0.56	$0.69	$(0.13)
Earnings per share, diluted ($)	$0.30	$0.41	$(0.11)	$0.56	$0.69	$(0.13)
Basic shares outstanding (in millions)	119.4	120.0	(0.6)	119.7	120.0	(0.3)
Diluted shares outstanding (in millions)	119.6	120.5	(0.9)	119.8	120.5	(0.7)

Economic Net Income Basis(2)
(Non-GAAP measure used by management)
ENI revenue(3)(4)	$160.0	$167.8	$(7.8)	$312.9	$331.1	$(18.2)
Pre-tax economic net income(4)(5)	47.9	52.2	(4.3)	90.8	103.2	(12.4)
Economic net income, excluding non-recurring performance fee(4)(6)	36.2	38.0	(1.8)	68.2	75.3	(7.1)
ENI diluted EPS, excluding non-recurring performance fee, ($)(4)	$0.30	$0.32	$(0.02)	$0.57	$0.63	$(0.06)
Adjusted EBITDA, excluding non-recurring performance fee(4)	$50.3	$54.4	$(4.1)	$95.6	$107.9	$(12.3)
ENI operating margin(4)(7)	36%	38%	(179) bps	35%	37%	(253) bps
Economic net income (including non-recurring performance fee)(6)	$36.2	$49.4	$(13.2)	$68.2	$86.7	$(18.5)
ENI diluted EPS (including non-recurring performance fee), ($)	$0.30	$0.41	$(0.11)	$0.57	$0.72	$(0.15)

Other Operational Information
Assets under management (AUM) at period end (in billions)	$218.8	$226.6	$(7.8)	$218.8	$226.6	$(7.8)
Net client cash flows (in billions)	(2.9)	0.8	(3.7)	(0.5)	0.6	(1.1)
Annualized revenue impact of net flows (in millions)(8)	(3.4)	13.5	(16.9)	3.9	24.8	(20.9)

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income.”

(3)	ENI revenue is the ENI measure which is most comparable to U.S. GAAP revenue.

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

(5)	Pre-tax economic net income is the ENI measure which is most comparable to U.S. GAAP net income before taxes from continuing operations.

(6)	Economic net income is the ENI measure which is most comparable to U.S. GAAP net income from continuing operations.

(7)	ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. The ENI operating margin is most comparable to our U.S. GAAP operating margin.

(8)
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

Assets under Management
Our total assets under management as of June 30, 2016 were $218.8 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	June 30, 2016	December 31, 2015
Acadian Asset Management	$70.5	$66.8
Barrow, Hanley, Mewhinney & Strauss	90.2	89.2
Campbell Global	4.9	6.3
Copper Rock Capital Partners	4.9	4.7
Heitman	30.3	29.1
Investment Counselors of Maryland	1.9	1.8
Thompson, Siegel & Walmsley	16.1	14.5
Total assets under management	$218.8	$212.4

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternative, real estate and timber, which consist of real estate, timberland investments and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	June 30, 2016	December 31, 2015
U.S. equity, small/smid cap	$7.1	$6.9
U.S. equity, mid cap value	9.6	9.5
U.S. equity, large cap value	58.8	57.4
U.S. equity, core/blend	3.1	3.1
Total U.S. equity	78.6	76.9
Global equity	30.8	29.4
International equity	37.8	37.0
Emerging markets equity	20.4	18.4
Total global/non-U.S. equity	89.0	84.8
Fixed income	14.3	13.8
Alternative, real estate & timber	36.9	36.9
Total assets under management	$218.8	$212.4
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

The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2016	2015	2016	2015
U.S. equity
Beginning balance	$78.6	$85.5	$76.9	$87.3
Gross inflows	1.0	2.3	4.1	3.2
Gross outflows	(3.5)	(3.2)	(5.9)	(6.6)
Net flows	(2.5)	(0.9)	(1.8)	(3.4)
Market appreciation	2.5	0.8	3.0	1.5
Other	—	—	0.5	—
Ending balance	$78.6	$85.4	$78.6	$85.4
Average AUM	$79.1	$86.0	$77.3	$86.0

Global / non-U.S. equity
Beginning balance	$88.3	$88.1	$84.8	$84.0
Gross inflows	2.2	3.2	6.4	7.6
Gross outflows	(1.5)	(2.3)	(3.9)	(4.9)
Net flows	0.7	0.9	2.5	2.7
Market appreciation	—	1.1	1.3	3.4
Other	—	0.6	0.4	0.6
Ending balance	$89.0	$90.7	$89.0	$90.7
Average AUM	$88.9	$90.8	$85.9	$88.4

Fixed income
Beginning balance	$14.1	$15.3	$13.8	$15.2
Gross inflows	0.3	0.5	0.5	0.9
Gross outflows	(0.6)	(0.4)	(1.2)	(1.0)
Net flows	(0.3)	0.1	(0.7)	(0.1)
Market appreciation (depreciation)	0.5	(0.6)	1.2	(0.3)
Ending balance	$14.3	$14.8	$14.3	$14.8
Average AUM	$14.2	$15.2	$14.0	$15.3

Alternative, real estate & timber
Beginning balance	$37.0	$35.1	$36.9	$34.3
Gross inflows	0.6	1.5	2.5	2.8
Gross outflows	(0.4)	(0.6)	(0.7)	(0.9)
Hard asset disposals	(1.0)	(0.2)	(2.3)	(0.5)
Net flows	(0.8)	0.7	(0.5)	1.4
Market appreciation (depreciation)	0.7	(0.2)	1.3	(0.1)
Other	—	0.1	(0.8)	0.1
Ending balance	$36.9	$35.7	$36.9	$35.7
Average AUM	$37.0	$35.2	$37.2	$35.1

Total
Beginning balance	$218.0	$224.0	$212.4	$220.8
Gross inflows	4.1	7.5	13.5	14.5
Gross outflows	(6.0)	(6.5)	(11.7)	(13.4)
Hard asset disposals	(1.0)	(0.2)	(2.3)	(0.5)
Net flows	(2.9)	0.8	(0.5)	0.6
Market appreciation	3.7	1.1	6.8	4.5
Other	—	0.7	0.1	0.7
Ending balance	$218.8	$226.6	$218.8	$226.6
Average AUM	$219.2	$227.2	$214.4	$224.8

Annualized basis points: inflows	46.4	46.1	40.3	46.3
Annualized basis points: outflows	32.1	31.4	36.1	30.4
Annualized revenue impact of net flows ($ in millions)	$(3.4)	$13.5	$3.9	$24.8

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

iii.	Retail / other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.
The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sub-advisory
Beginning balance	$71.6	$73.7	$69.0	$74.1
Gross inflows	1.7	2.6	5.7	4.6
Gross outflows	(3.1)	(2.5)	(5.5)	(5.7)
Net flows	(1.4)	0.1	0.2	(1.1)
Market appreciation	1.3	0.3	2.0	1.1
Other	—	—	0.3	—
Ending balance	$71.5	$74.1	$71.5	$74.1

Institutional
Beginning balance	$136.4	$140.6	$133.8	$137.2
Gross inflows	2.0	4.3	6.9	8.9
Gross outflows	(2.2)	(3.5)	(4.9)	(6.9)
Hard asset disposals	(1.0)	(0.2)	(2.3)	(0.5)
Net flows	(1.2)	0.6	(0.3)	1.5
Market appreciation	2.1	0.5	4.4	3.0
Other	—	0.7	(0.6)	0.7
Ending balance	$137.3	$142.4	$137.3	$142.4

Retail/Other
Beginning balance	$10.0	$9.7	$9.6	$9.5
Gross inflows	0.4	0.6	0.9	1.0
Gross outflows	(0.7)	(0.5)	(1.3)	(0.8)
Net flows	(0.3)	0.1	(0.4)	0.2
Market appreciation	0.3	0.3	0.4	0.4
Other	—	—	0.4	—
Ending balance	$10.0	$10.1	$10.0	$10.1

Total
Beginning balance	$218.0	$224.0	$212.4	$220.8
Gross inflows	4.1	7.5	13.5	14.5
Gross outflows	(6.0)	(6.5)	(11.7)	(13.4)
Hard asset disposals	(1.0)	(0.2)	(2.3)	(0.5)
Net flows	(2.9)	0.8	(0.5)	0.6
Market appreciation	3.7	1.1	6.8	4.5
Other	—	0.7	0.1	0.7
Ending balance	$218.8	$226.6	$218.8	$226.6

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S.
Beginning balance	$175.1	$179.1	$171.8	$176.6
Gross inflows	2.7	5.4	9.2	10.9
Gross outflows	(5.0)	(4.7)	(10.0)	(9.8)
Hard asset disposals	(1.0)	(0.2)	(1.7)	(0.5)
Net flows	(3.3)	0.5	(2.5)	0.6
Market appreciation	3.2	0.7	5.6	3.1
Other	—	(0.3)	0.1	(0.3)
Ending balance	$175.0	$180.0	$175.0	$180.0

Non-U.S.
Beginning balance	$42.9	$44.9	$40.6	$44.2
Gross inflows	1.4	2.1	4.3	3.6
Gross outflows	(1.0)	(1.8)	(1.7)	(3.6)
Hard asset disposals	—	—	(0.6)	—
Net flows	0.4	0.3	2.0	—
Market appreciation	0.5	0.4	1.2	1.4
Other	—	1.0	—	1.0
Ending balance	$43.8	$46.6	$43.8	$46.6

Total
Beginning balance	$218.0	$224.0	$212.4	$220.8
Gross inflows	4.1	7.5	13.5	14.5
Gross outflows	(6.0)	(6.5)	(11.7)	(13.4)
Hard asset disposals	(1.0)	(0.2)	(2.3)	(0.5)
Net flows	(2.9)	0.8	(0.5)	0.6
Market appreciation	3.7	1.1	6.8	4.5
Other	—	0.7	0.1	0.7
Ending balance	$218.8	$226.6	$218.8	$226.6

At June 30, 2016, our total assets under management were $218.8 billion, an increase of $0.8 billion or 0.4% compared to $218.0 billion at March 31, 2016 and an increase of $6.4 billion or 3.0% compared to $212.4 billion at December 31, 2015.  The change in assets under management during the three months ended June 30, 2016 reflects net market appreciation of $3.7 billion and net flows of $(2.9) billion. The change in assets under management during the six months ended June 30, 2016 reflects net market appreciation of $6.8 billion, net flows of $(0.5) billion and other movements of $0.1 billion. Other movements in 2016 reflect the standardization of AUM definitions across Affiliates and mandates and the revaluation of certain hard assets. These changes align the definition of AUM with management fees charged to clients.
For the three months ended June 30, 2016, our net flows were $(2.9) billion compared to $2.4 billion for the three months ended March 31, 2016 and $0.8 billion for the three months ended June 30, 2015.  Hard asset disposals of $(1.0) billion, $(1.3) billion and $(0.2) billion are reflected in the net flows for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively. For the three months ended June 30, 2016, the annualized revenue impact of the net flows was $(3.4) million, as gross inflows of $4.1 billion during the three-month period were into asset classes yielding approximately 46 bps and gross outflows and hard asset disposals in the same period of $(7.0) billion were out of asset classes yielding approximately 32 bps.  This is compared to the annualized revenue impact of net flows of $7.3 million for the three months ended March 31, 2016 and $13.5 million for the three months ended June 30, 2015.
For the six months ended June 30, 2016, our net flows were $(0.5) billion compared to $0.6 billion for the six months ended June 30, 2015. Hard asset disposals of $(2.3) billion are reflected in the net flows for the six months ended June 30, 2016 and $(0.5) billion for the six months ended June 30, 2015. For the six months ended June 30, 2016, the annualized revenue impact of the net flows decreased to $3.9 million compared to $24.8 million for the six months ended June 30, 2015. Gross inflows of $13.5 billion in the six months ended June 30, 2016 yielded an average of 40 bps compared to $14.5 billion yielding 46 bps in the year-ago period. Gross outflows and hard asset disposals of $(14.0) billion yielded 36 bps in the six months ended June 30, 2016 compared to $(13.9) billion yielding 30 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015
Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$157.1	$164.9	$(7.8)	$306.7	$321.8	$(15.1)
Performance fees	(0.8)	48.6	(49.4)	(0.8)	52.2	(53.0)
Other revenue	0.2	—	0.2	0.2	0.1	0.1
Total revenue	156.5	213.5	(57.0)	306.1	374.1	(68.0)
Compensation and benefits	87.5	126.0	(38.5)	172.1	220.8	(48.7)
General and administrative expense	22.7	22.9	(0.2)	44.5	42.7	1.8
Amortization and impairment of acquired intangibles	0.1	0.1	—	0.1	0.1	—
Depreciation and amortization	2.2	1.6	0.6	4.4	3.2	1.2
Total expenses	112.5	150.6	(38.1)	221.1	266.8	(45.7)
Operating income	44.0	62.9	(18.9)	85.0	107.3	(22.3)
Investment income	4.5	2.4	2.1	8.0	5.1	2.9
Interest income	—	0.1	(0.1)	—	0.1	(0.1)
Interest expense	(0.5)	(0.7)	0.2	(1.0)	(1.6)	0.6
Income from continuing operations before taxes	48.0	64.7	(16.7)	92.0	110.9	(18.9)
Income tax expense	13.1	16.0	(2.9)	26.5	28.2	(1.7)
Income from continuing operations	34.9	48.7	(13.8)	65.5	82.7	(17.2)
Gain on disposal of discontinued operations, net of tax	1.4	0.7	0.7	1.6	0.9	0.7
Net income	$36.3	$49.4	$(13.1)	$67.1	$83.6	$(16.5)

Basic earnings per share ($)	$0.30	$0.41	$(0.11)	$0.56	$0.69	$(0.13)
Diluted earnings per share ($)	0.30	0.41	(0.11)	0.56	0.69	(0.13)
Weighted average basic ordinary shares outstanding	119.4	120.0	(0.6)	119.7	120.0	(0.3)
Weighted average diluted ordinary shares outstanding	119.6	120.5	(0.9)	119.8	120.5	(0.7)

U.S. GAAP operating margin(1)	28%	29%		28%	29%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income to our pre-tax income from continuing operations:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Statement of Operations	2016	2015	2016	2015
Net income	$36.3	$49.4	$67.1	$83.6
Exclude: Gain on disposal of discontinued operations, net of tax	(1.4)	(0.7)	(1.6)	(0.9)
Net income from continuing operations	34.9	48.7	65.5	82.7
Add: Income tax expense	13.1	16.0	26.5	28.2
Pre-tax income from continuing operations	$48.0	$64.7	$92.0	$110.9
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

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
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 33.8 bps and 33.8 bps for the three and six months ended June 30, 2016, respectively, and 33.5 bps and 33.2 bps for the three and six months ended June 30, 2015, respectively. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.

Our average basis points by asset class (including both consolidated Affiliates that are included, and equity-accounted Affiliates that are not included in management fee revenue) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$50.0	25	$52.2	24	$97.4	25	$104.0	24
Global / non-U.S. equity	92.8	42	96.1	42	180.4	42	185.4	42
Fixed income	7.2	20	8.3	22	14.4	21	16.5	22
Alternative, real estate & timber	40.5	44	37.9	43	79.8	43	75.0	43
Management fee revenue & weighted average fee rate on average AUM, including equity-accounted Affiliates	$190.5	35.0	$194.5	34.3	$372.0	34.9	$380.9	34.2
Less: Revenue from equity-accounted Affiliates	(33.4)		(29.6)		(65.3)		(59.1)
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$157.1	33.8	$164.9	33.5	$306.7	33.8	$321.8	33.2
Average AUM	$219.2		$227.2		$214.4		$224.8
Average AUM excluding equity-accounted Affiliates	186.8		197.5		182.4		195.3

(1)	Amounts shown excluding equity-accounted Affiliates are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended June 30, 2016 compared to three months ended June 30, 2015: Management fees decreased $(7.8) million, or (4.7)%, from $164.9 million for the three months ended June 30, 2015 to $157.1 million for the three months ended June 30, 2016. The decrease was attributable to decreases in average assets under management excluding equity-accounted Affiliates, which decreased (5.4)%, from $197.5 billion for the three months ended June 30, 2015 to $186.8 billion for the three months ended June 30, 2016.
The decrease in management fee revenue is mitigated by the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 33.8 basis points for the three months ended June 30, 2016 and 33.5 basis points for the three months ended June 30, 2015, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates. Compared to the three months ended June 30, 2015, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 1%, to 51% of average assets, while the mix of U.S. equity and fixed income decreased approximately (1)% to 49% of average assets. This shift was driven by flows as well as the impact of market movements.
Six months ended June 30, 2016 compared to six months ended June 30, 2015: Management fees decreased $(15.1) million, or (4.7)%, from $321.8 million for the six months ended June 30, 2015 to $306.7 million for the six months ended June 30, 2016. The decrease was attributable to decreases in average assets under management excluding equity-accounted Affiliates, which decreased (6.6)% from $195.3 billion for the six months ended June 30, 2015 to $182.4 billion for the six months ended June 30, 2016.

Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 33.8 basis points for the six months ended June 30, 2016 and 33.2 basis points for the six months ended June 30, 2015, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates. Compared to the six months ended June 30, 2015, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 2%, to 51% of average assets, while the mix of U.S. equity and fixed income decreased approximately (2)% to 49% of average assets. This shift was driven by flows as well as the impact of market movements.
Performance Fees
Approximately $49.3 billion, or 26% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustment up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at June 30, 2016 ($ in billions)			Management fees for the six months ended June 30, 2016 ($ in millions)			Performance fees for the six months ended June 30, 2016 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees	AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$6.6	$0.4	$6.2	$19.8	$0.5	$19.3	$1.9	9.0%	8.8%
Separate accounts/other products	180.0	136.9	43.1	286.9	239.1	47.8	(2.7)	(6.0)%	(1.0)%
Total	$186.6	$137.3	$49.3	$306.7	$239.6	$67.1	$(0.8)	(1.2)%	(0.3)%
In aggregate, we recognized $(0.8) million in performance fees in the six months ended June 30, 2016. The negative performance fee represents adjustments in certain sub-advisory accounts. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were (0.3)% of total fees for the six months ended June 30, 2016 and 14.0% of total fees (1.3% excluding the non-recurring performance fee) for the six months ended June 30, 2015. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
		2015			2015
($ in millions)	2016	Including the non-recurring performance fee	Excluding the non-recurring performance fee	2016	Including the non-recurring performance fee	Excluding the non-recurring performance fee
Gross performance fees	$(0.8)	$48.6	$0.5	$(0.8)	$52.2	$4.1
Net performance fees(1)	$(0.3)	$19.7	$0.6	(0.3)	21.7	2.6
Percentage of performance fees accruing to OMAM(2)	37.5%	40.5%	120.0%	37.5%	41.6%	63.4%
Gross performance fees as a percentage of total fees(3)	(0.5)%	22.8%	0.3%	(0.3)%	14.0%	1.3%

(1)
Net performance fees are shown after the effect of contractual variable compensation and distributions to key employees of the Affiliates and represent the amount of the performance fee directly attributable to our shareholders. While net performance fees are typically lower than gross performance fees, they can exceed gross performance fees (as in the three months ended June 30, 2015) if OMAM has a larger economic stake in positive performance fees and a lesser economic stake in negative performance fees which represent downward fee adjustments.

(2)	Reflects net performance fees as a percentage of gross performance fees.

(3)
Total fees, comprised of management fees and performance fees were $156.3 million for the three months ended June 30, 2016, $165.4 million for the three months ended June 30, 2015 excluding the non-recurring performance fee in 2015 and $213.5 million for the three months ended June 30, 2015 including the non-recurring performance fee. Total fees were $305.9 million for the six months ended June 30, 2016, $325.9 million for the six months ended June 30, 2015 excluding the impact of the non-recurring performance fee and $374.0 million for the six months ended June 30, 2015 including the impact of the non-recurring performance fee.

Three months ended June 30, 2016 compared to three months ended June 30, 2015: Performance fees decreased $(49.4) million, from $48.6 million for the three months ended June 30, 2015 to $(0.8) million for the three months ended June 30, 2016. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. In the second quarter of 2015, we recorded a non-recurring gross performance fee of $48.1 million related to the sale and liquidation of a fund that resulted in a significant gain to the investor from the initial investment. The unique characteristics of this fee, including its size and the exceptional investment performance of the underlying product, is particular to this liquidated fund and it therefore is unrepresentative of our recurring economics. The remainder of the decrease was primarily a result of volatile markets combined with management fee adjustments in certain sub-advisory accounts.

Six months ended June 30, 2016 compared to six months ended June 30, 2015: Performance fees decreased $(53.0) million, from $52.2 million for the six months ended June 30, 2015 to $(0.8) million for the six months ended June 30, 2016.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. In the second quarter of 2015, we recorded a non-recurring gross performance fee of $48.1 million related to the sale and liquidation of a fund that resulted in a significant gain to the investor from the initial investment. The unique characteristics of this fee, including its size and the exceptional investment performance of the underlying product, is particular to this liquidated fund and it therefore is unrepresentative of our recurring economics. The remainder of the decrease was primarily a result of volatile markets combined with management fee adjustments in certain sub-advisory accounts.
Other Revenue
Three months ended June 30, 2016 compared to three months ended June 30, 2015: Other revenue increased $0.2 million, from $0.0 million for the three months ended June 30, 2015 to $0.2 million for the three months ended June 30, 2016 primarily due to higher administrative fees earned.

Six months ended June 30, 2016 compared to six months ended June 30, 2015: Other revenue increased $0.1 million, or 100.0%, from $0.1 million for the six months ended June 30, 2015 to $0.2 million for the six months ended June 30, 2016 primarily due to higher administrative fees earned.

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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Fixed compensation and benefits(1)	$34.0	$31.8	$69.4	$65.3
Sales-based compensation(2)	4.4	5.3	9.2	9.9
Variable compensation(3)	41.0	72.2	78.4	115.6
Affiliate key employee distributions(4)	9.2	10.2	17.5	18.7
Non-cash Affiliate key employee equity revaluations(5)	(1.1)	6.5	(2.4)	11.3
Total U.S. GAAP compensation and benefits expense	$87.5	$126.0	$172.1	$220.8

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three and six months ended June 30, 2015, $31.4 million and $64.9 million, respectively, of fixed compensation and benefits expense (of the $31.8 million and $65.3 million above) is included within economic net income, which excludes the revenue and compensation attributable to the non-recurring performance fee.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Cash variable compensation	$34.5	$66.4	$65.6	$104.8
Non-cash equity-based award amortization	6.5	5.8	12.8	10.8
Total variable compensation(a)	$41.0	$72.2	$78.4	$115.6

(a)
For the three and six months ended June 30, 2015, $43.7 million and $87.1 million of variable compensation expense (of the $72.2 million and $115.6 million above) is included within economic net income, which excludes the revenue and compensation attributable to the non-recurring performance fee.

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
Three months ended June 30, 2016 compared to three months ended June 30, 2015: Compensation and benefits expense decreased $(38.5) million, or (30.6)%, from $126.0 million for the three months ended June 30, 2015 to $87.5 million for the three months ended June 30, 2016.  Fixed compensation and benefits increased $2.2 million, or 6.9%, from $31.8 million for the three months ended June 30, 2015 to $34.0 million for the three months ended June 30, 2016. This reflects the annualization of 2015 hires, as well as normal increases in base salaries, wages and benefits. Variable compensation decreased $(31.2) million, or (43.2)%, from $72.2 million for the three months ended June 30, 2015 to $41.0 million for the three months ended June 30, 2016, primarily due to the variable compensation associated with the non-recurring performance fee in 2015 as well as lower pre-variable compensation earnings exclusive of the 2015 non-recurring performance fee. Sales-based compensation decreased $(0.9) million, or (17.0)%, from $5.3 million for the three months ended June 30, 2015 to $4.4 million for the three months ended June 30, 2016, as a result of the timing and structure of sales-based compensation due and lower asset inflows in current and prior periods. Affiliate key employee distributions decreased $(1.0) million, or (9.8)%, from $10.2 million for the three months ended June 30, 2015 to $9.2 million for the three months ended June 30, 2016 as a result of lower earnings before Affiliate key employee distributions. Revaluations of Affiliate equity decreased by $(7.6) million reflecting formulaic revaluations of key employee ownership at certain Affiliates, as the value of Affiliate equity increased $6.5 million in the three months ended June 30, 2015 and decreased $(1.1) million in the three months ended June 30, 2016.

Six months ended June 30, 2016 compared to six months ended June 30, 2015: Compensation and benefits expense decreased $(48.7) million, or (22.1)%, from $220.8 million for the six months ended June 30, 2015 to $172.1 million for the six months ended June 30, 2016. Fixed compensation and benefits increased $4.1 million, or 6.3%, from $65.3 million for the six months ended June 30, 2015 to $69.4 million for the six months ended June 30, 2016. This reflects the annualization of 2015 hires, as well as normal increases in base salaries, wages and benefits. Variable compensation decreased $(37.2) million, or (32.2)%, from $115.6 million for the six months ended June 30, 2015 to $78.4 million for the six months ended June 30, 2016, primarily due to the variable compensation associated with the non-recurring performance fee in 2015 as well as lower pre-variable compensation earnings exclusive of the 2015 non-recurring performance fee. Sales-based compensation decreased $(0.7) million, or (7.1)%, from $9.9 million for the six months ended June 30, 2015 to $9.2 million for the six months ended June 30, 2016, as a result of the timing and structure of sales-based compensation due. Affiliate key employee distributions decreased $(1.2) million, or (6.4)%, from $18.7 million for the six months ended June 30, 2015 to $17.5 million for the six months ended June 30, 2016 as a result of lower earnings before Affiliate key employee distributions. Revaluations of Affiliate equity decreased by $(13.7) million reflecting formulaic revaluations of key employee ownership at certain Affiliates, as the value of Affiliate equity increased $11.3 million in the six months ended June 30, 2015 and decreased $(2.4) million in the six months ended June 30, 2016.
General and Administrative Expense
Three months ended June 30, 2016 compared to three months ended June 30, 2015: General and administrative expense decreased $(0.2) million, or (0.9)%, from $22.9 million for the three months ended June 30, 2015 to $22.7 million for the three months ended June 30, 2016. The decreases in general and administrative expenses were primarily due to the favorable impact of foreign currency, offset by an increase in transaction-related costs.

Six months ended June 30, 2016 compared to six months ended June 30, 2015: General and administrative expense increased $1.8 million, or 4.2%, from $42.7 million for the six months ended June 30, 2015 to $44.5 million for the six months ended June 30, 2016, driven primarily by technology investments, new initiatives and transaction-related costs, offset by the favorable impact of foreign currency.

Depreciation and Amortization Expense
Three months ended June 30, 2016 compared to three months ended June 30, 2015: Depreciation and amortization expense increased $0.6 million, or 37.5%, from $1.6 million for the three months ended June 30, 2015 to $2.2 million for the three months ended June 30, 2016. The increase was primarily due to additional fixed asset and technology investments in the business in 2015 and 2016.

Six months ended June 30, 2016 compared to six months ended June 30, 2015: Depreciation and amortization expense increased $1.2 million, or 37.5%, from $3.2 million for the six months ended June 30, 2015 to $4.4 million for the six months ended June 30, 2016. The increase was primarily due to additional fixed asset and technology investments in the business in 2015 and 2016.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended June 30, 2016 compared to three months ended June 30, 2015: Investment income increased $2.1 million, or 87.5%, from $2.4 million for the three months ended June 30, 2015 to $4.5 million for the three months ended June 30, 2016, primarily due to increased earnings from equity-accounted Affiliates, combined with returns on co-investments and a timber investment at an Affiliate for the three months ended June 30, 2016.

Six months ended June 30, 2016 compared to six months ended June 30, 2015: Investment income increased $2.9 million, or 56.9%, from $5.1 million for the six months ended June 30, 2015 to $8.0 million for the six months ended June 30, 2016, primarily due to increased earnings from equity-accounted Affiliates, combined with increased returns on co-investments and a timber investment at an Affiliate for the six months ended June 30, 2016.
Interest Income

Three months ended June 30, 2016 compared to three months ended June 30, 2015: Interest income decreased $(0.1) million, or (100.0%), from $0.1 million for the three months ended June 30, 2015 to $0.0 million for the three months ended June 30, 2016. The change was due to a decrease in balances of interest-bearing accounts.

Six months ended June 30, 2016 compared to six months ended June 30, 2015: Interest income decreased $(0.1) million, or (100.0)%, from $0.1 million for the six months ended June 30, 2015 to $0.0 million for the six months ended June 30, 2016. The decrease was due to a decrease in balances of interest-bearing accounts.
Interest Expense
Three months ended June 30, 2016 compared to three months ended June 30, 2015: Interest expense decreased $(0.2) million, or (28.6)%, from $0.7 million for the three months ended June 30, 2015 to $0.5 million for the three months ended June 30, 2016. Interest expense for the three months ended June 30, 2016 reflects the lower levels drawn under our third party credit facility during this period.
Six months ended June 30, 2016 compared to six months ended June 30, 2015: Interest expense decreased $(0.6) million, or (37.5)%, from $1.6 million for the six months ended June 30, 2015 to $1.0 million for the six months ended June 30, 2016. Interest expense for the six months ended June 30, 2016 reflects the lower levels drawn under our third party credit facility during this period.

U.S. GAAP Income Tax Expense (Benefit)
Three months ended June 30, 2016 compared to three months ended June 30, 2015: Income tax expense decreased $(2.9) million, or (18.1)%, from $16.0 million for the three months ended June 30, 2015 to $13.1 million for the three months ended June 30, 2016. The decrease relates primarily to decreases in income from continuing operations before tax, partially offset by increases in reserves for income tax contingencies in 2016 and the impacts of changes in state laws recorded in 2015.
Six months ended June 30, 2016 compared to six months ended June 30, 2015: Income tax expense decreased $(1.7) million, or (6.0)%, from $28.2 million for the six months ended June 30, 2015 to $26.5 million for the six months ended June 30, 2016. The decrease relates primarily to decreases in income from continuing operations before tax, partially offset by increases in reserves for income tax contingencies in 2016 and the impacts of changes in state laws recorded in 2015.
Discontinued Operations
Three months ended June 30, 2016 compared to three months ended June 30, 2015: All of our discontinued operations were wound down or transferred to our Parent prior to the third quarter of 2014 and there were no results from discontinued operations in either the three months ended June 30, 2015 or June 30, 2016. Discontinued operations consisted of a gain on disposal of $0.7 million for the three months ended June 30, 2015 and a gain on disposal of $1.4 million for the three months ended June 30, 2016, in each case net of tax, representing incremental gains from disposals in each period.
Six months ended June 30, 2016 compared to six months ended June 30, 2015: All of our discontinued operations were wound down or transferred to our Parent prior to the third quarter of 2014 and there were no results from discontinued operations in either the six months ended June 30, 2015 or June 30, 2016. Discontinued operations consisted of a gain on disposal of $0.9 million for the six months ended June 30, 2015 and a gain on disposal of $1.6 million for the six months ended June 30, 2016, in each case net of tax, representing incremental gains from disposals in each period.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Numerator: Operating income	$44.0	$62.9	$85.0	$107.3
Denominator: Total revenue	$156.5	$213.5	$306.1	$374.1
U.S. GAAP operating margin	28%	29%	28%	29%

Numerator: Total operating expenses	$112.5	$150.6	$221.1	$266.8
Denominator: Management fee revenue	$157.1	$164.9	$306.7	$321.8
U.S. GAAP operating expense / management fee revenue	72%	91%	72%	83%

Numerator: Variable compensation	$41.0	$72.2	$78.4	$115.6
Denominator: Operating income before variable compensation and Affiliate key employee distributions(1)	$94.2	$145.3	$180.9	$241.6
U.S. GAAP variable compensation ratio	44%	50%	43%	48%

Numerator: Affiliate key employee distributions	$9.2	$10.2	$17.5	$18.7
Denominator: Operating income before Affiliate key employee distributions(1)	$53.2	$73.1	$102.5	$126.0
U.S. GAAP Affiliate key employee distributions ratio	17%	14%	17%	15%

(1)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Operating income	$44.0	$62.9	$85.0	$107.3
Affiliate key employee distributions	9.2	10.2	17.5	18.7
Operating income before Affiliate key employee distributions	$53.2	$73.1	102.5	126.0
Variable compensation	41.0	72.2	78.4	115.6
Operating income before variable compensation and Affiliate key employee distributions	$94.2	$145.3	$180.9	$241.6
Effects of Inflation
For the three and six months ended June 30, 2016 and 2015, inflation did not have a material effect on our consolidated results of operations.

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

•	the exclusion of non-contractual, non-cash interest expense recognized under U.S. GAAP in connection with the unwinding of discounts implicit in long-term financial liabilities.

•	the inclusion of cash tax benefits associated with deductions allowed for acquired intangibles and goodwill that are not recognized within earnings under U.S. GAAP.
Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2016 and 2015
The following table reconciles net income to economic net income for the three and six months ended June 30, 2016 and 2015:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2016	2015	2016	2015
U.S. GAAP net income		$36.3	$49.4	$67.1	$83.6
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(1.1)	6.5	(2.4)	11.3
ii.	Amortization and impairment of goodwill and acquired intangible assets	—	0.1	0.1	0.1
iii.	Capital transaction costs	1.6	—	1.7	—
iv.	Discontinued operations and restructuring	(1.4)	(0.7)	(1.6)	(0.9)
v.	ENI tax normalization	1.0	(3.2)	3.0	(2.8)
Tax effect of above adjustments, as applicable*		(0.2)	(2.7)	0.3	(4.6)
Economic net income (including the non-recurring performance fee)		36.2	49.4	68.2	86.7
Non-recurring performance fee, net**		—	(11.4)	—	(11.4)
Economic net income, excluding the non-recurring performance fee		$36.2	$38.0	$68.2	$75.3

*	Reflects the sum of line items i, ii, and iii taxed at the 40.2% U.S. statutory rate (including state tax).

**
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
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP revenue	$156.5	$213.5	$306.1	$374.1
Include investment return on equity-accounted Affiliates	3.5	2.4	6.8	5.1
Exclude the non-recurring performance fee(2)	—	(48.1)	—	(48.1)
ENI revenue	$160.0	$167.8	$312.9	$331.1
The following table identifies the components of ENI revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Management fees(1)	$157.1	$164.9	$306.7	$321.8
Performance fees (excluding the non-recurring performance fee)(2)	(0.8)	0.5	(0.8)	4.1
Other income, including equity-accounted Affiliates(3)	3.7	2.4	7.0	5.2
ENI revenue	$160.0	$167.8	$312.9	$331.1

(1)	ENI management fees are most comparable to U.S. GAAP management fees.

(2)
In the second quarter of 2015, we recorded a non-recurring performance fee of $48.1 million ($11.4 million, net of associated expenses and taxes). Unless explicitly noted, the ENI revenue, ENI expenses, and ENI key metrics for the three and six months ended June 30, 2015 exclude the impact of the non-recurring performance fee. While all performance fees fall within OMAM's definition of economic net income, we believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of our recurring economics and we have therefore removed it from our presentation of ENI revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP performance fees	$(0.8)	$48.6	$(0.8)	$52.2
Less: non-recurring performance fee	—	(48.1)	—	(48.1)
ENI performance fees	$(0.8)	$0.5	$(0.8)	$4.1

(3)
ENI other income is comprised of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $3.5 million and $6.8 million, respectively, for the three and six months ended June 30, 2016 and $2.4 million and $5.1 million, respectively, for the three and six months ended June 30, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP other revenue	$0.2	$—	$0.2	$0.1
Income from equity-accounted Affiliates	3.5	2.4	6.8	5.1
ENI other income	$3.7	$2.4	$7.0	$5.2
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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP operating expense	$112.5	$150.6	$221.1	$266.8
Less: items excluded from economic net income
Affiliate key employee equity revaluations	1.1	(6.5)	2.4	(11.3)
Amortization of acquired intangible assets	—	(0.1)	(0.1)	(0.1)
Capital transaction costs	(1.6)	—	(1.7)	—
Other items excluded from ENI(1)	—	(0.1)	—	(0.1)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation and other adjustments(2)	(41.0)	(72.6)	(78.4)	(116.0)
Affiliate key employee distributions	(9.2)	(10.2)	(17.5)	(18.7)
ENI operating expense	$61.8	$61.1	$125.8	$120.6

(1)	Other items include expenses (excluding compensation) associated with the non-recurring performance fee in 2015.

(2)
For the three and six months ended June 30, 2015, $43.7 million and $87.1 million, respectively, of variable compensation expense (of the $72.6 million and $116.0 million of variable compensation and other adjustments above) is included within economic net income, which excludes the revenue and variable compensation attributable to the non-recurring performance fee, as well as fixed compensation and benefits associated with the non-recurring performance fee in 2015 of $0.4 million.

The following table identifies the components of ENI operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Fixed compensation & benefits(1)	$34.0	$31.4	$69.4	$64.9
General and administrative expenses(2)	25.5	28.1	52.0	52.5
Depreciation and amortization	2.3	1.6	4.4	3.2
ENI operating expense	$61.8	$61.1	$125.8	$120.6

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the three and six months ended June 30, 2016 and 2015 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Total U.S. GAAP compensation expense	$87.5	$126.0	$172.1	$220.8
Affiliate key employee equity revaluations excluded from ENI	1.1	(6.5)	2.4	(11.3)
Sales-based compensation reclassified to ENI general & administrative expenses	(4.4)	(5.3)	(9.2)	(9.9)
Affiliate key employee distributions	(9.2)	(10.2)	(17.5)	(18.7)
Variable compensation and other adjustments excluded from fixed compensation(a)	(41.0)	(72.6)	(78.4)	(116.0)
ENI fixed compensation and benefits	$34.0	$31.4	$69.4	$64.9

(a)
For the three and six months ended June 30, 2015, $43.7 million and $87.1 million, respectively, of variable compensation expense (of the $72.6 million and $116.0 million of variable compensation and other adjustments above) is included within economic net income, which excludes the revenue and variable compensation attributable to the non-recurring performance fee, as well as fixed compensation and benefits associated with the non-recurring performance fee in 2015 of $0.4 million.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP general and administrative expense	$22.7	$22.9	$44.5	$42.7
Sales-based compensation	4.4	5.3	9.2	9.9
Capital transaction costs	(1.6)	—	(1.7)	—
Other items excluded from ENI(a)	—	(0.1)	—	(0.1)
ENI general and administrative expense	$25.5	$28.1	$52.0	$52.5

(a)	Other items include expenses (excluding compensation) associated with the nonrecurring performance fee in 2015.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and six months ended June 30, 2016 and 2015. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Numerator: ENI operating earnings(1)	$57.2	$63.0	$108.7	$123.4
Denominator: ENI revenue	$160.0	$167.8	$312.9	$331.1
ENI operating margin(2)	36%	38%	35%	37%

Numerator: ENI operating expense	$61.8	$61.1	$125.8	$120.6
Denominator: ENI management fee revenue(3)	$157.1	$164.9	$306.7	$321.8
ENI operating expense ratio(4)	39%	37%	41%	37%

Numerator: ENI variable compensation(5)	$41.0	$43.7	$78.4	$87.1
Denominator: ENI earnings before variable compensation(1)(6)	$98.2	$106.7	$187.1	$210.5
ENI variable compensation ratio(7)	42%	41%	42%	41%

Numerator: Affiliate key employee distributions	$9.2	$10.2	$17.5	$18.7
Denominator: ENI operating earnings(1)	$57.2	$63.0	$108.7	$123.4
ENI Affiliate key employee distributions ratio(8)	16%	16%	16%	15%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

 The following table reconciles U.S. GAAP operating income to ENI earnings after Affiliate key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP operating income	$44.0	$62.9	$85.0	$107.3
Include investment return on equity-accounted Affiliates	3.5	2.4	6.8	5.1
Exclude the impact of:
Non-recurring performance fee	—	(48.1)	—	(48.1)
Affiliate key employee equity revaluations	(1.1)	6.5	(2.4)	11.3
Amortization of acquired intangible assets	—	0.1	0.1	0.1
Capital transaction costs	1.6	—	1.7	—
Other items excluded from ENI	—	0.1	—	0.1
Affiliate key employee distributions	9.2	10.2	17.5	18.7
Variable compensation and other adjustments(a)	41.0	72.6	78.4	116.0
ENI earnings before variable compensation	98.2	106.7	187.1	210.5
Less: ENI variable compensation(a)	(41.0)	(43.7)	(78.4)	(87.1)
ENI operating earnings	57.2	63.0	108.7	123.4
Less: ENI Affiliate key employee distributions	(9.2)	(10.2)	(17.5)	(18.7)
ENI earnings after Affiliate key employee distributions	$48.0	$52.8	$91.2	$104.7

(a)
For the three and six months ended June 30, 2015, $43.7 million and $87.1 million, respectively, of variable compensation expense (of the $72.6 million and $116.0 million of variable compensation and other adjustments above) is included within economic net income, which excludes the revenue and variable compensation attributable to the non-recurring performance fee, as well as fixed compensation and benefits associated with the non-recurring performance fee in 2015 of $0.4 million.

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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income. All amounts are shown excluding the 2015 non-recurring performance fee:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Pre-tax economic net income (B)	$47.9	$52.2	$90.8	$103.2
Intercompany interest expense deductible for U.S. tax purposes	(17.7)	(17.7)	(35.4)	(35.2)
Taxable economic net income	30.2	34.5	55.4	68.0
Taxes at the U.S. federal and state statutory rates(1)	(12.2)	(13.8)	(22.3)	(27.3)
Other reconciling tax adjustments	0.5	(0.4)	(0.3)	(0.6)
Tax on economic net income (A)	(11.7)	(14.2)	(22.6)	(27.9)
Add back intercompany interest expense previously excluded	17.7	17.7	35.4	35.2
Economic net income, excluding the non-recurring performance fee	$36.2	$38.0	$68.2	$75.3
Economic net income effective tax rate (A/B)	24.4%	27.2%	24.9%	27.0%

(1)	Calculated using a 40.2% tax rate.

Capital Resources and Liquidity
Supplemental Liquidity Measure — Adjusted EBITDA
As supplemental information, we provide information regarding Adjusted EBITDA, which we define as economic net income before net interest, income taxes, depreciation and amortization. Adjusted EBITDA is a non-GAAP liquidity measure that we provide in addition to, but not as a substitute for, cash flows from operating activities. It should therefore be noted that our calculation of Adjusted EBITDA may not be consistent with Adjusted EBITDA as calculated by other companies. We believe Adjusted EBITDA is a useful liquidity metric because it indicates our ability to make further investments in our business, service debt and meet working capital requirements.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Net income	$36.3	$49.4	$67.1	$83.6
Net interest expense	0.5	0.6	1.0	1.5
Income tax expense (including tax expenses related to the non-recurring performance fee and discontinued operations)	13.6	16.6	27.1	28.8
Depreciation and amortization (including discontinued operations)	2.4	1.7	4.5	3.3
EBITDA	$52.8	$68.3	$99.7	$117.2
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit-sharing interests	(1.1)	6.5	(2.4)	11.3
EBITDA of discontinued operations	(1.9)	(1.3)	(2.2)	(1.5)
Other	(1.1)	—	(1.2)	—
Non-recurring performance fee before tax	—	(19.1)	—	(19.1)
Capital transaction costs	1.6		1.7	—
Adjusted EBITDA, excluding non-recurring performance fee	$50.3	$54.4	$95.6	$107.9
ENI net interest expense to third parties	(0.1)	(0.6)	(0.4)	(1.5)
Depreciation and amortization	(2.3)	(1.6)	(4.4)	(3.2)
Tax on economic net income	(11.7)	(14.2)	(22.6)	(27.9)
Economic net income, excluding non-recurring performance fee	$36.2	$38.0	$68.2	$75.3
Cash Flows
The following table summarizes certain key financial data relating to cash flows:

	Three Months Ended June 30,
($ in millions)	2016	2015
Cash provided by (used in)(1)
Operating activities	$33.8	$131.7
Investing activities	(12.9)	(11.1)
Financing activities	(92.4)	(118.9)

(1)	Cash flow data shown only includes cash flows from continuing operations.
Our short-term uses of cash include compensation and general and administrative expenses for our Boston-based office. We may use any retained cash to invest in our business.

Comparison for the six months ended June 30, 2016 and 2015
Net cash provided by operating activities of continuing operations decreased $(97.9) million, from net cash provided of $131.7 million for the six months ended June 30, 2015 to net cash provided of $33.8 million for the six months ended June 30, 2016, driven primarily by higher net income in 2015 and the impact of changes in compensation accruals related to the non-recurring performance fee in the prior year. Net cash used in investing activities of continuing operations increased $1.8 million, from $11.1 million used for the six months ended June 30, 2015 (excluding the impact of de-consolidation of Funds) to $12.9 million used for the six months ended June 30, 2016, driven primarily by higher purchases of investment securities. Net cash used in financing activities of continuing operations decreased $(26.5) million, from $118.9 million used for the six months ended June 30, 2015 to $92.4 million used for the six months ended June 30, 2016, due to a reduction in payments made to the Parent.
Future Capital Needs
In July 2016, we issued $400.0 million of bonds, including $275.0 million of bonds with a coupon rate of 4.8% and a maturity date of July 27, 2026, and $125.0 million of bonds with a coupon rate of 5.125% and a maturity date of August 1, 2031. We believe that our available cash and cash equivalents to be generated from operations, supplemented by additional short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, including our obligations under the amended seed capital management agreement and the amended deferred tax asset deed. Refer to Note 5, Related Party Transactions, for additional information on the amended agreements with our Parent. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.

Long-Term Debt
The following table summarizes our financing arrangements:

	Amounts outstanding at
($ in millions)	6/30/2016	12/31/2015	Interest rate	Maturity
Long-term debt of OMAM
Third party obligations:
Revolving credit facility	$50.0	$90.0	LIBOR + 1.25% plus 0.20% commitment fee	October 15, 2019
Total long-term debt	$50.0	$90.0
On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (as amended, the “Credit Facility”). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million.  The Credit Facility has a maturity date of October 15, 2019.  Borrowings under the facility bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, with such additional amount based from time to time on the ratio of our total consolidated indebtedness to Adjusted EBITDA (a “Leverage Ratio”) until either Moody’s Investor Service, Inc. or Standard & Poor’s assigned an initial rating to our senior, unsecured long-term indebtedness for borrowed money that was not subject to credit enhancement, or our credit rating, at which time such additional amount became based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based from time to time on our Leverage Ratio until we were assigned a credit rating, at which time such additional amount became based on our credit rating. In addition, we are charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based from time to time on our Leverage Ratio until we were assigned a credit rating, at which time such amount became based on our credit rating.
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x.  At June 30, 2016, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.2x.
In July 2016, Moody’s Investor Service, Inc. and Standard & Poor’s each assigned an initial investment-grade rating to the Company’s senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, the Company’s interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.25%.
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
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2016 and our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2016. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses June 30, 2016 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on June 30, 2016. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2016, excluding the non-recurring performance fee.
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
The value of our assets under management was $218.8 billion as of June 30, 2016. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $76.6 million based on our current weighted average fee rate of 35.0 basis points, including equity-accounted Affiliates. Approximately $61.0 billion, or 28%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $0.9 million impact to our gross performance fees based on our trailing twelve month performance fees of $8.8 million as of June 30, 2016. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $25.1 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles; excluding REITS) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $167.6 billion of equity assets under management to increase or decrease by $16.8 billion, resulting in a change in annualized management fee revenue of $57.3 million and an annual change in post-tax economic net income of approximately $19.1 million, given our current cost structure, operating model, and weighted average equity fee rates of 34 basis points at the mix of strategies as of June 30, 2016. Approximately $43.0 billion, or 26%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $77.4 billion of foreign currency denominated AUM to increase or decrease by $7.7 billion, resulting in a change in annualized management fee revenue of $35.1 million and an annual change in post-tax economic net income of $12.1 million, based on weighted average fees earned on our foreign currency denominated AUM of 45 basis points at the mix of strategies as of June 30, 2016. Approximately $12.5 billion, or 16%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 60% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.5 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $14.3 billion, would cause AUM to rise or fall by approximately $1.4 billion. Based on our fixed income weighted average fee rates of 20 basis points, annualized management fees would change by $3.0 million and post-tax economic net income would change by $0.9 million annually. A change in interest rates would also impact interest expense on our $50.0 million of third party floating rate debt which is outstanding following the Reorganization and the Offering.  Interest paid on our debt would go up or down by $0.5 million if interest rates increased or decreased by 100 basis points. There are currently no material fixed income assets earning performance fees as of the trailing twelve months ended June 30, 2016.

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

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2016, under the heading “Risk Factors” and Item 8.01 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2016.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
April 1-30, 2016	527,200	$13.49	527,200	$139.1
May 1-31, 2016	93,557	13.67	93,557	137.8
June 1-30, 2016	—	—	—	137.8
Total	620,757	13.52	620,757

(1) On February 3, 2016, our Board of Directors authorized a $150.0 million share repurchase program, which was approved by shareholders on March 15, 2016. We repurchased 921,740 shares during the six months ended June 30, 2016. As of June 30, 2016, $137.8 million remained available to repurchase shares under the February 2016 program. On April 29, 2016, at the Company’s Annual General Meeting, shareholders (excluding Old Mutual plc) authorized a form of contract by which OMAM would be permitted to repurchase shares directly from Old Mutual plc.

Item 5.         Other Events.
On August 3, 2016, the Company entered into an amendment to that certain Revolving Credit Agreement dated as of October 15, 2014 by and among the Company, the lenders named therein (the “Lenders”), and Citibank N.A., as Administrative Agent (the "Amendment"). The Amendment (i) includes changes to conform certain terms of the Revolving Credit Agreement with the terms of the Senior Unsecured Notes recently issued by the Company and (ii) provides for a consent from the Lenders related to the Company’s expected acquisition of a majority interest in Landmark Partners, LLC.

Item 6.         Exhibits.

Exhibit No.	Description
2.1
Purchase Agreement, dated June 13, 2016, by and among OMAM Inc., OMAM (2016 Newco) LLC, Landmark Partners, LLC, LMRK Intermediary, Inc. and the sellers named therein, incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 20, 2016.

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

4.3
Base Indenture, dated as of July 25, 2016, among OM Asset Management plc, as Issuer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 25, 2016.

4.4
Supplemental Indenture, dated as of July 25, 2016, among OM Asset Management plc, as Issuer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Administrator, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 25, 2016.

4.5	Form of 4.800% Note due 2026, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 25, 2016.

4.6
Second Supplemental Indenture, dated as of August 1, 2016, among OM Asset Management plc, as Issuer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A. as Securities Administrator, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 1, 2016.

4.7	Form of 5.125% Note due 2031, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 1, 2016.

10.1
Revolving Credit Agreement, dated October 15, 2014, by and among OM Asset Management plc, certain lenders, and Citibank N.A., as administrative agent, with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and joint lead arrangers, incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K filed on October 20, 2014, as amended by the First Amendment thereto, dated September 1, 2015 (filed as Exhibit 10.26 to this Form 10-Q), the Second Amendment thereto, dated March 1, 2016 (filed as Exhibit 10.27 to this Form 10-Q) and the Third Amendment thereto, dated August 3, 2016 (filed as Exhibit 10.28 to this Form 10-Q).

10.2	Employment Agreement with Peter L. Bain, incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

Exhibit No.	Description
10.3	Employment Agreement with Linda T. Gibson, incorporated herein by reference to Exhibit 10.3 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.4	OM Asset Management plc Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.5
Seed Capital Management Agreement, dated October 8, 2014, by and among Old Mutual (US) Holdings Inc., Old Mutual plc and certain of its affiliates, Millpencil Limited, Millpencil (U.S.) LP, and MPL (UK) Limited, incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 20, 2014.

10.6
Heads of Agreement, dated as of June 13, 2016, among OM Asset Management plc and Old Mutual plc, amending the Seed Capital Management Agreement, dated October 8, 2014, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2016.

10.7
Co-Investment Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2014.

10.8
Intellectual Property License Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and Old Mutual Life Assurance Company (South Africa) Ltd., incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 20, 2014.

10.9
Deferred Tax Asset Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 20, 2014.

10.10
Heads of Agreement, dated as of June 13, 2016, among OM Asset Management plc and OM Group (UK) limited, amending the Deferred Tax Asset Deed, dated September 29, 2014, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2016.

10.11
Registration Rights Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 20, 2014.

10.12
Shareholder Agreement, dated October 8, 2014, by and between OM Asset Management plc and Old Mutual plc, incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed on October 20, 2014.

10.13	Form of Deed of Indemnity for Directors, incorporated herein by reference to Exhibit 10.11 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.14
Limited Liability Company Agreement of Barrow, Hanley, Mewhinney & Strauss, LLC, effective January 12, 2010, incorporated herein by reference to Exhibit 10.12 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

Exhibit No.	Description
10.15
Sixth Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective March 14, 2016, incorporated herein by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on March 15, 2016.

10.16
OM Asset Management plc Non-Employee Directors’ Equity Incentive Plan, incorporated herein by reference to Exhibit 10.14 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.17	Form of Management Registration Rights Agreement, incorporated herein by reference to Exhibit 10.15 to Registration Statement No. 333-197106 on Form S-1 filed on September 10, 2014.

10.18	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.17 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.19	Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.16 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.20
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

10.23	Form of Restricted Stock Unit Award Agreement for U.K. Employees, incorporated herein by reference to Exhibit 10.21 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.24	Form of Deed poll Instrument, incorporated herein by reference to Exhibit 10.22 to Registration Statement No. 333-197106 on Form S-1 filed on October 6, 2014.

10.25
First Amendment to the Seed Capital Management Agreement, dated December 31, 2014, by and among Old Mutual (US) Holdings Inc., together with its successors; Old Mutual plc and certain of its affiliates, Millpencil Limited, Millpencil (US) LP, and MLP (UK) Limited, incorporated herein by reference to Exhibit 10.23 to Form 10-K filed on March 30, 2015.

10.26*	First Amendment dated September 1, 2015 to the Revolving Credit Agreement dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A.

10.27*	Second Amendment dated March 1, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A.

Exhibit No.	Description
10.28*	Third Amendment dated August 3, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM Asset Management plc

Dated:	August 9, 2016

		By:	/s/ Peter L. Bain
Peter L. Bain President and Chief Executive Officer (principal executive officer)

/s/ Stephen H. Belgrad
Stephen H. Belgrad Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)