Form 10-Q
period 2016-09-30
OM Asset Management plc
filed 2016-11-09
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of November 7, 2016 was 120,157,765.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OM Asset Management plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$150.8	$135.9
Investment advisory fees receivable	159.8	151.8
Property and equipment, net	38.5	30.7
Investments (includes balances reported at fair value of $123.4 and $97.0)	239.3	202.6
Acquired intangibles, net	86.5	1.5
Goodwill	272.7	126.5
Other assets	23.1	23.0
Other amounts due from related parties	1.2	—
Note receivable due from related party	—	0.5
Deferred tax assets	329.2	341.6
Assets of consolidated Funds:
Cash	0.5	—
Investments, at fair value	36.2	—
Other assets	0.2	—
Total assets	$1,338.0	$1,014.1
Liabilities and equity
Accounts payable and accrued expenses	$38.0	$45.7
Accrued incentive compensation	117.4	134.0
Other amounts due to related parties	195.3	222.9
Long-term compensation liabilities	267.1	260.8
Accrued income taxes	92.5	87.7
Third party borrowings	392.2	90.0
Other liabilities	10.5	7.1
Liabilities of consolidated Funds:
Total liabilities of consolidated Funds	5.2	—
Total liabilities	1,118.2	848.2
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	5.7	—
Equity:
Ordinary shares (nominal value $0.001; 120,157,765 and 120,558,278 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	238.1	168.6
Accumulated other comprehensive loss	(25.0)	(2.8)
Non-controlling interests	0.9	—
Total equity and redeemable non-controlling interests in consolidated Funds	219.8	165.9
Total liabilities and equity	$1,338.0	$1,014.1

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Management fees	$171.8	$158.4	$478.5	$480.2
Performance fees	(1.1)	3.3	(1.9)	55.5
Other revenue	0.1	0.1	0.3	0.2
Total revenue	170.8	161.8	476.9	535.9
Operating expenses:
Compensation and benefits	100.0	93.7	272.1	314.5
General and administrative expense	27.2	23.3	71.7	66.0
Amortization of acquired intangibles	0.9	—	1.0	0.1
Depreciation and amortization	2.5	1.8	6.9	5.0
Total operating expenses	130.6	118.8	351.7	385.6
Operating income	40.2	43.0	125.2	150.3
Non-operating income and (expense):
Investment income	5.6	4.2	13.6	9.3
Interest income	0.3	0.1	0.3	0.2
Interest expense	(4.4)	(0.6)	(5.4)	(2.2)
Total non-operating income	1.5	3.7	8.5	7.3
Income from continuing operations before taxes	41.7	46.7	133.7	157.6
Income tax expense	7.3	12.7	33.8	40.9
Income from continuing operations	34.4	34.0	99.9	116.7
Gain (loss) on disposal of discontinued operations, net of tax	(0.4)	1.0	1.2	1.9
Net income attributable to controlling interests	$34.0	$35.0	$101.1	$118.6

Earnings per share (basic)	$0.28	$0.29	$0.84	$0.98
Earnings per share (diluted)	0.28	0.29	0.84	0.98
Continuing operations earnings per share (basic)	0.28	0.28	0.83	0.96
Continuing operations earnings per share (diluted)	0.28	0.28	0.83	0.96
Weighted average ordinary shares outstanding	119.3	120.0	119.6	120.0
Weighted average diluted ordinary shares outstanding	119.7	120.5	119.8	120.5

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to controlling interests	$34.0	$35.0	$101.1	$118.6
Other comprehensive income (loss):
Valuation of derivative securities, net of tax	(1.1)	(9.6)	(20.8)	(9.6)
Foreign currency translation adjustment	(0.3)	(0.8)	(1.4)	(1.2)
Total other comprehensive loss	(1.4)	(10.4)	(22.2)	(10.8)
Total comprehensive income attributable to controlling interests	$32.6	$24.6	$78.9	$107.8

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2016 and 2015
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficit)	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2014	120.0	$0.1	$31.1	$5.3	36.5	$—	$2,459.0	$2,495.5	$61.9	$2,557.4
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—	—
Capital redemptions	—	—	(0.9)	—	(0.9)	—	—	(0.9)	—	(0.9)
Equity-based compensation	—	—	9.9	—	9.9	—	—	9.9	—	9.9
Foreign currency translation adjustment	—	—	—	(1.2)	(1.2)	—	—	(1.2)	—	(1.2)
Net de-consolidation of Funds	—	—	—	—	—	—	(2,459.0)	(2,459.0)	(61.9)	(2,520.9)
Valuation of derivative securities, net of tax	—	—	—	(9.6)	(9.6)	—	—	(9.6)	—	(9.6)
Dividends to shareholders	—	—	(7.6)	—	(7.6)	—	—	(7.6)	—	(7.6)
Dividends to related parties	—	—	(21.5)	—	(21.5)	—	—	(21.5)	—	(21.5)
Net income	—	—	118.6	—	118.6	—	—	118.6	—	118.6
September 30, 2015	120.5	$0.1	$129.6	$(5.5)	$124.2	$—	$—	$124.2	$—	$124.2

December 31, 2015	120.5	$0.1	$168.6	$(2.8)	$165.9	$—	$—	$165.9	$—	$165.9
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(0.9)	—	(12.2)	—	(12.2)	—	—	(12.2)	—	(12.2)
Equity-based compensation	—	—	9.7	—	9.7	—	—	9.7	—	9.7
Foreign currency translation adjustment	—	—	—	(1.4)	(1.4)	—	—	(1.4)	—	(1.4)
Valuation of derivative securities, net of tax	—	—	—	(20.8)	(20.8)	—	—	(20.8)	—	(20.8)
Business acquisition	—	—	—	—	—	0.9	—	0.9	—	0.9
Net consolidation of Funds	—	—	—	—	—	—	—	—	5.7	5.7
Dividends to shareholders	—	—	(10.1)	—	(10.1)	—	—	(10.1)	—	(10.1)
Dividends to related parties	—	—	(19.0)	—	(19.0)	—	—	(19.0)	—	(19.0)
Net income	—	—	101.1	—	101.1	—	—	101.1	—	101.1
September 30, 2016	120.1	$0.1	$238.1	$(25.0)	$213.2	$0.9	$—	$214.1	$5.7	$219.8

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income attributable to controlling interests	$101.1	$118.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Net (income) from discontinued operations	(1.2)	(1.9)
Amortization of acquired intangibles	1.0	0.1
Depreciation and other amortization	7.3	5.0
Loss on disposal of property and equipment	—	0.1
Amortization and revaluation of non-cash compensation awards	19.7	32.4
Net earnings from Affiliates accounted for using the equity method	(11.8)	(9.3)
Distributions received from equity method Affiliates	2.3	8.5
Deferred income taxes	16.5	19.4
(Gains) losses on other investments	(4.3)	—
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from related parties	(0.3)	19.4
(Increase) decrease in other receivables, prepayments, deposits and other assets	(2.0)	(1.6)
Increase (decrease) in accrued incentive compensation, other amounts due to related parties and other liabilities	(36.0)	(13.5)
Increase (decrease) in accounts payable and accruals and accrued income taxes	(34.0)	9.0
Net cash flows provided by operating activities of continuing operations	58.3	186.2
Net cash flows provided by operating activities of discontinued operations	0.3	1.9
Total net cash flows provided by operating activities	58.6	188.1
Cash flows from investing activities:
Purchase of fixed assets	(9.5)	(8.9)
Payments for Affiliate and joint venture equity	—	(0.6)
Business acquisitions net of cash acquired	(219.0)	—
Purchase of investment securities	(58.6)	(13.0)
Sale of investment securities	10.5	10.9
Consolidation (de-consolidation) of Funds	0.5	(93.0)
Total net cash flows used in investing activities	(276.1)	(104.6)
Cash flows from financing activities:
Third party borrowings	450.1	—
Repayment of third party borrowings	(148.0)	(107.0)
Repayment of related party borrowings	—	(37.0)
Payment to Parent for deferred tax arrangement	(22.7)	(42.9)
Payment to Parent for co-investment redemptions	(5.4)	(9.5)
Dividends paid to shareholders	(9.9)	(7.4)
Dividends paid to related parties	(19.0)	(21.5)
Repurchases of ordinary shares	(12.2)	—
Total net cash flows provided by (used in) financing activities	232.9	(225.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	15.4	(141.8)
Cash and cash equivalents at beginning of period	135.9	268.6
Cash and cash equivalents at end of period	$151.3	$126.8

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$2.1	$2.7
Income taxes paid	14.1	8.8
Consolidation (de-consolidation) of Funds	5.7	(2,520.9)
Non-cash capital contribution to Parent	—	(0.1)

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
In June 2016, the Company announced that it had signed a definitive agreement to acquire a 60% controlling interest in Landmark Partners, LLC, (“Landmark”) a leading global secondary private equity, real estate and real asset investment firm, for $242.4 million. On August 18, 2016 the Company closed this transaction and the results of Landmark have been included in the consolidated results of the Company from that date forward.

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
On October 15, 2014, the Company completed the initial public offering (the “Offering”) by its Parent of 22,000,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended (“the Securities Act”).  Additionally, the underwriters in the Offering exercised a portion of their overallotment option and purchased an additional 2,231,375 shares of the Company from the Parent.  On June 22, 2015, the Company completed a secondary public offering by its Parent of 13,300,000 ordinary shares of the Company pursuant to the Securities Act.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,995,000 shares of the Company from the Parent.

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
Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, its Affiliates, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s primary beneficiary who consolidates such entity. In the third quarter of 2016, following the transfer of certain seed capital investments from its Parent, the Company consolidated certain Funds pursuant to ASU 2015-02.
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

3) Acquisitions
On August 18, 2016, the Company acquired a majority of the equity interests in Landmark Partners, LLC, a leading global secondary private equity, real estate and real asset investment firm. The Company acquired a 60% interest in Landmark in exchange for $242.4 million. There is also the potential for an additional payment of up to $225.0 million on or around December 31, 2018, subject to a service and other conditions. The equity interests of Landmark purchased by the Company entitle the Company to participate in the earnings of Landmark. Certain key members of the management team of Landmark retained the remaining 40% interest in Landmark. The Company financed the acquisition through proceeds from multiple note offerings, including $275.0 million of 4.80% senior notes due July 27, 2026 and $125.0 million of 5.125% senior notes due August 1, 2031. (see Note 7)

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Acquisitions (cont.)

OMAM accounted for the acquisition of Landmark as a business combination under ASC 805, “Business Combinations,” which requires assets and liabilities assumed to be recorded at fair value. The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for OMAM’s acquisition of Landmark:

Landmark
Purchase price
Cash	$238.9
Seller's expenses	3.5
Total consideration	242.4
Identifiable assets and liabilities
Cash	23.4
Receivables	8.5
Indefinite-life trade name	1.0
Amortizable intangible asset management contracts	85.0
Fixed assets	5.1
Other current assets (liabilities), net	(25.1)
Assets (liabilities), net	(1.7)
Total identifiable assets and liabilities	96.2
Goodwill	$146.2
The primary aspects of the purchase price allocation relate to amortizable intangible asset management contracts, the indefinite-life trade name and goodwill, which is the amount by which the purchase price exceeds the fair value of the net assets acquired. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the applicable acquisition dates, as permitted under U.S. GAAP. The final values may also result in changes to the amortization expense related to intangible assets and will be recognized in the period of adjustment. Any potential adjustments made could be material in relation to the values presented in the table above.
The fair value of the amortizable intangible asset management contracts was determined using the excess earnings method, a form of the income approach. The principle behind the excess earnings method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only.  Excess earnings represent the earnings remaining after applying post-tax contributory asset charges to reflect the return required on other assets that contribute to the generation of the forecast cash flows of the intangible asset.

The fair value of the trade name intangible asset was determined utilizing a relief-from-royalty method. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Acquisitions (cont.)

The fair value estimate for all identifiable intangible assets is preliminary and is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). This preliminary fair value estimate could include assets that are not intended to be used, may be sold or are intended to be used in a manner other than their best use.
The fair value of the acquired amortizable intangible asset management contracts had a preliminary useful life estimate of approximately 13.4 years at acquisition. Purchase price allocated to intangible assets and goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill is calculated as the difference between the fair value of the consideration paid and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed.
During the three and nine months ended September 30, 2016, there were $4.5 million and $6.1 million of costs incurred in connection with the acquisition of Landmark, respectively. These costs are recorded within general and administrative expense in the Condensed Consolidated Statements of Operations.
In conjunction with the acquisition, OMAM entered into compensation arrangements with employees of Landmark where pre-acquisition equity units held by Landmark employees became subject to a service condition. These units are accounted for as stock-based compensation, were fair valued as of the closing date of the acquisition and vest over varying increments from December 31, 2018 through December 31, 2024. The aforementioned additional payment of up to $225.0 million could be paid based on the growth of Landmark’s business. This arrangement is also accounted for as stock-based compensation, fair valued as of the closing date of the acquisition, and vests on December 31, 2018. Both the pre-acquisition equity units and the potential future payment will be subsequently remeasured at the end of each reporting period.
The financial results of Landmark included in OMAM’s consolidated financial results for the three and nine months ended September 30, 2016, include revenues of $9.8 million, with $2.4 million of net income included in net income attributable to OMAM.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Acquisitions (cont.)

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined financial results of OMAM and Landmark, as though the acquisition had occurred as of January 1, 2015. The unaudited pro forma financial information reflects certain adjustments for amortization expense related to the fair value of acquired intangible assets, interest expense related to debt incurred to finance the acquisition, amortization related to stock-based compensation arrangements entered into in conjunction with the acquisition, and the income tax impact of the pro forma adjustments. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the financial results that would have been achieved had the acquisitions actually occurred at the beginning of the first period presented. Further, adjustments relating to asset management contract assets are preliminary, and subject to revision, as described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	181.3	182.4	526.9	598.5
Net Income Attributable to OMAM	28.5	27.1	77.8	94.2
Net income per share attributable to OMAM shareholder:
Basic	$0.24	$0.23	$0.65	$0.79
Diluted	$0.24	$0.22	$0.65	$0.78

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, September 30, 2016
Assets of OMAM and consolidated Funds(1)
Common and preferred stock	$35.9	$—	$—	$—	$35.9
Short-term investment funds	0.3	—	—	—	0.3
Consolidated Funds Total	36.2	—	—	—	36.2
Investments in separate accounts(2)	3.5	—	—	—	3.5
Investments related to long-term incentive compensation plans(3)	76.7	—	—	—	76.7
Investments in unconsolidated Funds(4)	—	—	—	43.2	43.2
OMAM Total	80.2	—	—	43.2	123.4
Total fair value assets	$116.4	$—	$—	$43.2	$159.6
Liabilities of OMAM and consolidated Funds(1)
Common stock	$(4.8)	$—	$—	$—	$(4.8)
Consolidated Funds Total	(4.8)	—	—	—	(4.8)
Derivative securities	—	(0.1)	—	—	(0.1)
OMAM Total	—	(0.1)	—	—	(0.1)
Total fair value liabilities	$(4.8)	$(0.1)	$—	$—	$(4.9)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2015
Assets of OMAM(1)
Investments related to long-term incentive compensation plans(3)	$66.9	$—	$—	$—	$66.9
Investments in unconsolidated Funds(4)	—	—	—	30.1	30.1
Total fair value assets	$66.9	$—	$—	$30.1	$97.0
Liabilities of OMAM(1)
Derivative securities	$—	$(8.8)	$—	$—	$(8.8)
Total fair value liabilities	$—	$(8.8)	$—	$—	$(8.8)

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates. $36.2 million in assets and $(4.8) million in liabilities at September 30, 2016 and $0.0

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

million in assets and $0.0 million in liabilities at December 31, 2015 are the result of the consolidation of Funds sponsored by the Company’s Affiliates. Of these, pursuant to ASU 2015-07, collective investment funds are multi-strategy products, uncategorized because they are redeemable monthly and valued at net asset value per share of the fund without adjustment which the Company believes represents the fair value of the investments.
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

(2)
Investments in separate accounts of $3.5 million at September 30, 2016 consist of approximately 5% of cash equivalents and 95% of equity securities. The Company has valued these using the published price as of the measurement date. Accordingly, the Company has classified these investments as Level I.

(3)
Investments related to long term compensation plans of $76.7 million and $66.9 million at September 30, 2016 and December 31, 2015, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The $43.2 million and $30.1 million at September 30, 2016 and December 31, 2015, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient. The Company has not classified these investments in the fair value hierarchy in accordance with ASU 2015-07. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investments funds. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eight years from September 30, 2016. The valuation process for the underlying real estate investments held by the real estate investments Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Not included in the above are $52.3 million and $51.6 million at September 30, 2016 and December 31, 2015, respectively, of various investments carried at cost, including investments in timber and timberlands.
There were no significant transfers of financial assets or liabilities among Levels I, II or III during the nine months ended September 30, 2016 or 2015.

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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company at September 30 (in millions):

	9/30/2016	12/31/2015
Assets
Investments at fair value	$15.7	$—
Other assets of consolidated Funds	0.2	—
Total Assets	$15.9	$—
Liabilities
Other liabilities of consolidated Funds	$0.3	$—
Total Liabilities	$0.3	$—
"Investments at fair value" consist of investments in securities. The Company has also consolidated Funds that are not VIEs, and therefore the assets and liabilities of those Funds are not included in the table above.
The assets of consolidated VIEs presented in the table above belong to the investors in those Funds, are available for use only by the Fund to which they belong, and are not available for use by the Company to the extent they are held by non-controlling interests. Any debt or liabilities held by consolidated Funds have no recourse to the Company's general credit.
At December 31, 2015, there were no Funds that were VIEs requiring consolidation by the Company.
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
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	September 30, 2016	December 31, 2015
Unconsolidated VIE assets	$6,918.8	$7,302.4
Unconsolidated VIE liabilities	$4,105.1	$4,189.1
Equity interests on the Condensed Consolidated Balance Sheet	$63.2	$53.2
Maximum risk of loss(1)	$68.2	$59.0

(1)
Includes equity investments the Company has made or is required to make in unconsolidated Funds and any earned but uncollected management/incentive fees from those Funds. The Company does not record performance/incentive allocations until the respective measurement period has ended.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

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

6) Related Party Transactions
The Company’s Parent provides the Company with various oversight services, including governance, which includes oversight by the Parent’s board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. That portion of the above costs which (i) are directly attributable to the Company, (ii) have been charged to the Company by the Parent and (iii) have been paid to the Parent by the Company, have been recorded in the Company’s unaudited Condensed Consolidated Financial Statements and was $0.6 million and $1.3 million in the nine months ended September 30, 2016 and 2015, respectively.
As part of its profit-interests plan, an Affiliate made tax payments on behalf of its employees who became vested in profit interests of the Affiliate. Payments totaling $5.1 million and $5.3 million were repaid by the employees of the Affiliate in the nine months ended September 30, 2016 and 2015, respectively. These balances were recorded in other assets on the Company’s Consolidated Balance Sheets.
During 2014, the Company entered into a seed capital management agreement, a deferred tax asset deed, a co-investment deed and a shareholder agreement with the Parent and/or the Parent’s subsidiaries.
During the quarter ended June 30, 2016, the Company and the Parent agreed to amend the seed capital management agreement and the deferred tax asset deed. As a result of the amendment, the Company purchased approximately $39.6 million of seed investments from the Parent in September 2016, reducing the seed capital investments managed by the Company but owned by the Parent to $94.8 million. These investments were recorded at fair value by the Company based on their most recent valuation. Additionally, under the amended agreement, the remaining seed capital investments covered by the Seed Capital Agreement will be transferred to the Company’s balance sheet on or around June 30, 2017. All seed capital was originally expected to be transferred to the balance sheet of the Company on or around January 15, 2018.
The deferred tax asset deed was amended to provide that the obligations of the Company to make future payments to the Parent under the deferred tax asset deed, which were originally scheduled to continue until January 31, 2020, shall be terminated as of December 31, 2016 in exchange for a payment of the net present value of the future payments due to the Parent valued as of December 31, 2016. The valuation shall be calculated using a discount rate of 8.5% and be paid by the Company to the Parent in three installments on each of June 30, 2017, December 31, 2017 and June 30, 2018, such payments forward valued at a discount rate of 8.5%. The determination of the appropriate discount rate reflected a continuation of certain protections provided by the Parent related to the realized tax benefit resulting from the Company’s use of the deferred tax assets. Such protections were unaffected by the amendment.  At September 30, 2016, amounts owed under the deferred tax asset deed were $175.3 million.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Related Party Transactions (cont.)

Amounts owed to the Parent associated with the co-investment deed were $13.1 million at September 30, 2016. As of September 30, 2016, the Company had recorded $6.6 million for redemptions and estimated taxes due under the co-investment deed. Amounts withheld in excess of the future tax liability will be payable to the Parent upon settlement.
7) Borrowings and Debt
The Company’s long term debt at September 30, 2016 was comprised of a revolving credit facility and long term bond debt.
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
In July 2016, Moody’s Investor Service, Inc. and Standard & Poor’s each assigned an initial investment-grade rating to the Company’s senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, the Company’s interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.25%. Prior to the assignment of the credit ratings, the Company’s interest rate on outstanding borrowings was based on the Company’s Leverage Ratio and was set at LIBOR + 1.25% and the commitment fee on the unused portion of the revolving credit facility was set at 0.20%.
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At September 30, 2016 the outstanding balance of the facility was $0.0 million ($350 million of undrawn revolving credit facility capacity). The Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.9x and interest coverage ratio was 32x. At December 31, 2015 the outstanding balance of the facility was $90.0 million ($260 million of undrawn revolving credit facility capacity). At December 31, 2015, the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 0.4x and interest coverage ratio was 85.1x.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

Long term bond debt
The Company’s long term bond debt was comprised of the following as of the dates indicated (in millions):

	September 30, 2016				December 31, 2015
Long-term debt:	Maturity amount	Debt issuance costs	Carrying value	Fair Value	Carrying value
4.80% Senior Notes Due 2026	$275.0	$(3.5)	$271.5	$276.0	$—
5.125% Senior Notes Due 2031	125.0	(4.3)	120.7	124.9	—
Total long term debt	$400.0	$(7.8)	$392.2	$400.9	$—
In July 2016, the Company issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”) and $125.0 million of 5.125% Senior Notes due 2031 (the “2031 Notes”). The Company used the net proceeds of these offerings to finance the acquisition of Landmark in August 2016, purchase seed capital from the Parent and pay down the balance of the Revolving Credit Facility.
4.80% Senior Notes Due July 2026
The $275.0 million 2026 Notes were sold at a discount of $(0.5) million and the Company incurred debt issuance costs of $(3.0) million, which are being amortized to interest expense over the ten-year term. The 2026 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the related 100% principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.5%, together with any related accrued and unpaid interest.
5.125% Senior Notes Due August 2031
The $125.0 million 2031 Notes incurred debt issuance costs of $(4.3) million, which are being amortized to interest expense over the fifteen-year term. The 2031 Notes can be redeemed at any time, on or after August 1, 2019 at a redemption price equal to 100% of the principal amount together with any related accrued and unpaid interest.
The fair value of the long term bond debt was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level II inputs.
Pursuant to ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” the Company records debt issuance costs of term loans as a direct deduction from the carrying amount of the associated debt liability. For debt issuance costs of revolving credit loans, the Company follows the guidance of ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which permits presenting debt issuance costs as an asset and subsequently amortizing the deferred costs ratably over the term of the agreement.
Interest expense
Interest expense incurred amounted to a total of $5.4 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitment and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to $9.0 million and $15.7 million in co-investments with an Affiliate as of September 30, 2016 and December 31, 2015, respectively. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2018.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of September 30, 2016, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At September 30, 2016, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at September 30, 2016.
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

9) Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable ordinary shares, except when inclusion is antidilutive.
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$34.0	$35.0	$101.1	$118.6
Less: Total income available to participating unvested securities(1)	(0.2)	(0.2)	(0.7)	(0.4)
Total net income attributable to ordinary shares	$33.8	$34.8	$100.4	$118.2
Denominator:
Weighted-average ordinary shares outstanding—basic	119,288,903	120,000,000	119,569,288	120,000,000
Potential ordinary shares:
Restricted stock units	363,401	517,072	190,497	471,767
Weighted-average ordinary shares outstanding—diluted	119,652,304	120,517,072	119,759,785	120,471,767
Earnings per ordinary share:
Basic	$0.28	$0.29	$0.84	$0.98
Diluted	$0.28	$0.29	$0.84	$0.98

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (in millions):

	For the nine months ended September 30, 2016
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$(1.4)	$—	$(1.4)
Change in net realized and unrealized gain (loss) on derivative securities	(25.2)	4.4	(20.8)
Other comprehensive income (loss)	$(26.6)	$4.4	$(22.2)

	For the nine months ended September 30, 2015
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$(1.2)	$—	$(1.2)
Change in net realized and unrealized gain (loss) on derivative securities	(12.0)	2.4	(9.6)
Other comprehensive income (loss)	$(13.2)	$2.4	$(10.8)
The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 were as follows (in millions):

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2015	$2.0	$(6.6)	$(4.6)
Other comprehensive loss	(1.4)	(20.8)	(22.2)
Balance, as of September 30, 2016	$0.6	$(27.4)	$(26.8)
In the nine months ended September 30, 2016 the Company recorded an unrealized loss of $(20.8) million, net of tax of $4.4 million, on the derivative contract as further described in Note 11. The Company reclassified $0.5 million from accumulated other comprehensive income (loss) to interest expense on the Consolidated Statements of Income for the nine months ended September 30, 2016. There were no material amounts reclassified from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Derivatives and Hedging

Cash flow hedge
In late July 2015, the Company entered into a $300 million notional Treasury rate lock contract which was designated and qualified as a cash flow hedge under Accounting Standard Codification 815, "Derivatives and Hedging," (“ASC 815”). The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. In November 2015, at the Treasury Rate Lock termination date, the Company de-designated the Treasury Rate Lock and entered into an extension for the same $300 million notional through early July 2016. In July 2016 the Company entered into a second extension to the Treasury Rate Lock in conjunction with the issuances of the previously forecasted debt. The forecasted debt issuances occurred in July 2016 and the Treasury Rate Lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 7, Borrowings and Debt, for additional information on the debt issuances.
Consistent with the original Treasury Rate Lock, the extended Treasury Rate Locks were designated and qualified as cash flow hedges under ASC 815. The Company documented its hedging strategy and risk management objective for these contracts in anticipation of the July 2016 debt issuance. The extended Treasury Rate Locks effectively eliminated the impact of fluctuations in the underlying benchmark interest rate for the debt issuances. The Company assessed the effectiveness of the hedging contracts at each of the extended Treasury Rate Locks’ inception dates and on a quarterly basis thereafter, where applicable. At the Rate Lock settlement the hedging contracts were evaluated to be highly effective in offsetting changes in cash flows associated with the hedged items. The Company did not record any hedge ineffectiveness for the three and nine months ended September 30, 2016.
Amounts recorded in accumulated other comprehensive income in connection with the settled Treasury Rate Lock at September 30, 2016 were $(27.4) million, net of tax of $6.0 million. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.5 million and $0.5 million have been reclassified for the three months and nine months ended September 30, 2016, respectively. During the next twelve months the Company expects to reclassify approximately $2.6 million to interest expense.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Discontinued Operations and Restructuring

All of the Company’s discontinued operations were wound down or transferred to the Parent prior to 2015.
The Company recognized a gain on disposal, net of taxes, of $(0.4) million and $1.0 million, with basic and diluted discontinued operations earnings per share of $0.00 and $0.01 for the three months ended September 30, 2016 and 2015, respectively.
The Company recognized a gain on disposal, net of taxes, of $1.2 million and $1.9 million, with basic and diluted discontinued operations earnings per share of $0.01 and $0.02 for the nine months ended September 30, 2016 and 2015, respectively.
In August 2016, the management team of a previously disposed Affiliate of OMAM, together with subsidiaries of OMAM holding interests in that Affiliate, entered into a purchase and sale agreement with a third party, which will result in an approximately $7 million payment to OMAM upon closing of the transaction.  The transaction closed in the fourth quarter of 2016 and will be reflected in the Company’s year-end results.

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

•
U.S. GAAP Results of Operations for the three and nine months ended September 30, 2016 and 2015 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items for the three and nine months ended September 30, 2016 and 2015 as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure - Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the three and nine months ended September 30, 2016 and 2015 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

•
Capital Resources and Liquidity discusses our key balance sheet data. This section also discusses Adjusted EBITDA; Cash Flow from the business; Future Capital Needs; and Long-Term Debt. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of Adjusted EBITDA to economic net income and U.S. GAAP net income.

•	Critical Accounting Policies and Estimates provides a discussion of the key accounting policies used in the preparation of our U.S. GAAP financial statements.

Overview
We are a diversified, multi-boutique asset management firm headquartered in London, UK. We operate our business through eight affiliate firms to whom we refer in this quarterly report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.
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

•	Copper Rock Capital Partners LLC (“Copper Rock”)—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.

•	Heitman LLC (“Heitman”)*—a leading real estate investment manager of high-quality global strategies focused on private real estate equity, public real estate securities and real estate debt.

•	Investment Counselors of Maryland, LLC (“ICM”)*—a value-driven domestic equity manager with product offerings across the entire capitalization range and a primary focus on small-cap companies.

•	Landmark Partners, LLC (“Landmark”)—a leading global secondary private equity, real estate and real asset investment firm, founded in 1989.

•	Thompson, Siegel & Walmsley LLC (“TS&W”)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.

* Accounted for under the equity method of accounting.
The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 70% (pro forma with annualized fees from Landmark) of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $49.5 billion, or 24% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three year basis. Carried interests are features of private equity funds, which are calculated based on long term cumulative returns. In addition, approximately $11 billion of performance fee eligible AUM is managed by our equity-accounted Affiliates. Fees earned on these assets are not reflected as part of ENI or U.S. GAAP performance fee revenue.
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
In the third quarter of 2016, we began making additional disclosures and refined our definition of economic net income to better reflect the economics of transactions which closed in the quarter, including the purchase of seed capital from our Parent and the investment in Landmark Partners. For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure—Economic Net Income."
Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2016 and 2015:

($ in millions, unless otherwise noted)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
U.S. GAAP Basis
Revenue	$170.8	$161.8	$9.0	$476.9	$535.9	$(59.0)
Income from continuing operations before taxes	41.7	46.7	(5.0)	133.7	157.6	(23.9)
Net income from continuing operations	34.4	34.0	0.4	99.9	116.7	(16.8)
Net income	34.0	35.0	(1.0)	101.1	118.6	(17.5)
U.S. GAAP operating margin(1)	24%	27%	(304) bps	26%	28%	(179) bps
Earnings per share, basic ($)	$0.28	$0.29	$(0.01)	$0.84	$0.98	$(0.14)
Earnings per share, diluted ($)	$0.28	$0.29	$(0.01)	$0.84	$0.98	$(0.14)
Basic shares outstanding (in millions)	119.3	120.0	(0.7)	119.6	120.0	(0.4)
Diluted shares outstanding (in millions)	119.7	120.5	(0.8)	119.8	120.5	(0.7)

Economic Net Income Basis(2)
(Non-GAAP measure used by management)
ENI revenue(3)(4)	$175.8	$165.9	$9.9	$488.7	$497.0	$(8.3)
Pre-tax economic net income(4)(5)	49.4	51.0	(1.6)	140.2	154.2	(14.0)
Economic net income, excluding non-recurring performance fee(4)(6)	38.0	37.9	0.1	106.2	113.2	(7.0)
ENI diluted EPS, excluding non-recurring performance fee, ($)(4)	$0.32	$0.31	$0.01	$0.89	$0.94	$(0.05)
Adjusted EBITDA, excluding non-recurring performance fee(4)	$55.4	$53.3	$2.1	$151.0	$161.2	$(10.2)
ENI operating margin(4)(7)	37%	37%	(13) bps	35%	37%	(168) bps
Economic net income (including non-recurring performance fee)(6)	$38.0	$37.9	$0.1	$106.2	$124.6	$(18.4)
ENI diluted EPS (including non-recurring performance fee), ($)	$0.32	$0.31	$0.01	$0.89	$1.03	$(0.14)

Other Operational Information
Assets under management (AUM) at period end (in billions)	$234.2	$208.7	$25.5	$234.2	$208.7	$25.5
Net client cash flows (in billions)	(2.6)	(2.5)	(0.1)	(3.1)	(1.9)	(1.2)
Annualized revenue impact of net flows (in millions)(8)	(7.5)	0.7	(8.2)	(3.6)	25.5	(29.1)

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

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

Assets under Management
Our total assets under management as of September 30, 2016 were $234.2 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	September 30, 2016	December 31, 2015
Acadian Asset Management	$74.5	$66.8
Barrow, Hanley, Mewhinney & Strauss	90.8	89.2
Campbell Global	4.9	6.3
Copper Rock Capital Partners	5.3	4.7
Heitman	30.2	29.1
Investment Counselors of Maryland	1.7	1.8
Landmark Partners	8.8	n/a
Thompson, Siegel & Walmsley	18.0	14.5
Total assets under management	$234.2	$212.4
n/a - not an Affiliate of our Company as of the date indicated.

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternative, real estate and timber, which consist of real estate, timberland investments and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	September 30, 2016	December 31, 2015
U.S. equity, small/smid cap	$7.3	$6.9
U.S. equity, mid cap value	9.6	9.5
U.S. equity, large cap value	58.5	57.4
U.S. equity, core/blend	3.1	3.1
Total U.S. equity	78.5	76.9
Global equity	31.4	29.4
International equity	41.8	37.0
Emerging markets equity	22.3	18.4
Total global/non-U.S. equity	95.5	84.8
Fixed income	14.4	13.8
Alternative, real estate & timber	45.8	36.9
Total assets under management	$234.2	$212.4
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

The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in billions, unless otherwise noted)	2016	2015	2016	2015
U.S. equity
Beginning balance	$78.6	$85.4	$76.9	$87.3
Gross inflows	1.3	1.3	5.4	4.5
Gross outflows	(4.2)	(4.9)	(10.1)	(11.5)
Net flows	(2.9)	(3.6)	(4.7)	(7.0)
Market appreciation (depreciation)	2.8	(6.7)	5.8	(5.2)
Other	—	—	0.5	—
Ending balance	$78.5	$75.1	$78.5	$75.1
Average AUM	$79.2	$80.8	$77.9	$84.0

Global / non-U.S. equity
Beginning balance	$89.0	$90.7	$84.8	$84.0
Gross inflows	3.8	3.3	10.2	10.9
Gross outflows	(3.0)	(2.0)	(6.9)	(6.9)
Net flows	0.8	1.3	3.3	4.0
Market appreciation (depreciation)	5.7	(9.6)	7.0	(6.2)
Other	—	—	0.4	0.6
Ending balance	$95.5	$82.4	$95.5	$82.4
Average AUM	$93.1	$86.9	$88.5	$87.6

Fixed income
Beginning balance	$14.3	$14.8	$13.8	$15.2
Gross inflows	0.4	0.3	0.9	1.2
Gross outflows	(0.6)	(0.5)	(1.8)	(1.5)
Net flows	(0.2)	(0.2)	(0.9)	(0.3)
Market appreciation (depreciation)	0.3	0.1	1.5	(0.2)
Other	—	—	—	—
Ending balance	$14.4	$14.7	$14.4	$14.7
Average AUM	$14.3	$14.8	$14.1	$15.1

Alternative, real estate & timber
Beginning balance	$36.9	$35.7	$36.9	$34.3
Gross inflows	1.0	1.3	3.5	4.1
Gross outflows	(0.3)	(0.4)	(1.0)	(1.3)
Hard asset disposals	(1.0)	(0.9)	(3.3)	(1.4)
Net flows	(0.3)	—	(0.8)	1.4
Market appreciation	0.4	0.8	1.7	0.7
Acquisitions of Affiliates	8.8	—	8.8	—
Other	—	—	(0.8)	0.1
Ending balance	$45.8	$36.5	$45.8	$36.5
Average AUM	$41.5	$36.1	$38.7	$35.5

Total
Beginning balance	$218.8	$226.6	$212.4	$220.8
Gross inflows	6.5	6.2	20.0	20.7
Gross outflows	(8.1)	(7.8)	(19.8)	(21.2)
Hard asset disposals	(1.0)	(0.9)	(3.3)	(1.4)
Net flows	(2.6)	(2.5)	(3.1)	(1.9)
Market appreciation (depreciation)	9.2	(15.4)	16.0	(10.9)
Acquisitions of Affiliates	8.8	—	8.8	—
Other	—	—	0.1	0.7
Ending balance	$234.2	$208.7	$234.2	$208.7
Average AUM	$228.1	$218.6	$219.2	$222.2

Annualized basis points: inflows	41.5	45.6	40.8	46.1
Annualized basis points: outflows	37.9	31.6	36.9	30.9
Annualized revenue impact of net flows ($ in millions)	$(7.5)	$0.7	$(3.6)	$25.5

We also analyze our asset flows by client type and client location. Our client types include:

i.
Sub-advisory, which includes assets managed for underlying mutual fund and variable insurance products which are sponsored by insurance companies and mutual fund platforms, where the end client is typically retail;

ii.
Institutional, which includes assets managed for public/government pension funds, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national pension funds; also includes corporate and union-sponsored pension plans; and

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.
The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sub-advisory
Beginning balance	$71.5	$74.1	$69.0	$74.1
Gross inflows	2.2	1.7	7.9	6.3
Gross outflows	(3.8)	(2.7)	(9.3)	(8.4)
Net flows	(1.6)	(1.0)	(1.4)	(2.1)
Market appreciation (depreciation)	2.8	(5.7)	4.8	(4.6)
Other	—	—	0.3	—
Ending balance	$72.7	$67.4	$72.7	$67.4

Institutional
Beginning balance	$137.3	$142.4	$133.8	$137.2
Gross inflows	3.9	4.0	10.8	12.9
Gross outflows	(3.5)	(4.6)	(8.4)	(11.5)
Hard asset disposals	(1.0)	(0.9)	(3.3)	(1.4)
Net flows	(0.6)	(1.5)	(0.9)	—
Market appreciation (depreciation)	5.9	(8.8)	10.3	(5.8)
Acquisition of Affiliates	8.6	—	8.6	—
Other	—	—	(0.6)	0.7
Ending balance	$151.2	$132.1	$151.2	$132.1

Retail/Other
Beginning balance	$10.0	$10.1	$9.6	$9.5
Gross inflows	0.4	0.5	1.3	1.5
Gross outflows	(0.8)	(0.5)	(2.1)	(1.3)
Net flows	(0.4)	—	(0.8)	0.2
Market appreciation (depreciation)	0.5	(0.9)	0.9	(0.5)
Acquisition of Affiliates	0.2	—	0.2	—
Other	—	—	0.4	—
Ending balance	$10.3	$9.2	$10.3	$9.2

Total
Beginning balance	$218.8	$226.6	$212.4	$220.8
Gross inflows	6.5	6.2	20.0	20.7
Gross outflows	(8.1)	(7.8)	(19.8)	(21.2)
Hard asset disposals	(1.0)	(0.9)	(3.3)	(1.4)
Net flows	(2.6)	(2.5)	(3.1)	(1.9)
Market appreciation (depreciation)	9.2	(15.4)	16.0	(10.9)
Acquisition of Affiliates	8.8	—	8.8	—
Other	—	—	0.1	0.7
Ending balance	$234.2	$208.7	$234.2	$208.7

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S.
Beginning balance	$175.0	$180.0	$171.8	$176.6
Gross inflows	5.1	5.0	14.3	15.9
Gross outflows	(7.1)	(5.0)	(17.1)	(14.8)
Hard asset disposals	(0.6)	(0.6)	(2.3)	(1.1)
Net flows	(2.6)	(0.6)	(5.1)	—
Market appreciation (depreciation)	7.4	(11.8)	13.0	(8.7)
Acquisition of Affiliates	7.4	—	7.4	—
Other	—	—	0.1	(0.3)
Ending balance	$187.2	$167.6	$187.2	$167.6

Non-U.S.
Beginning balance	$43.8	$46.6	$40.6	$44.2
Gross inflows	1.4	1.2	5.7	4.8
Gross outflows	(1.0)	(2.8)	(2.7)	(6.4)
Hard asset disposals	(0.4)	(0.3)	(1.0)	(0.3)
Net flows	—	(1.9)	2.0	(1.9)
Market appreciation (depreciation)	1.8	(3.6)	3.0	(2.2)
Acquisition of Affiliates	1.4	—	1.4	—
Other	—	—	—	1.0
Ending balance	$47.0	$41.1	$47.0	$41.1

Total
Beginning balance	$218.8	$226.6	$212.4	$220.8
Gross inflows	6.5	6.2	20.0	20.7
Gross outflows	(8.1)	(7.8)	(19.8)	(21.2)
Hard asset disposals	(1.0)	(0.9)	(3.3)	(1.4)
Net flows	(2.6)	(2.5)	(3.1)	(1.9)
Market appreciation (depreciation)	9.2	(15.4)	16.0	(10.9)
Acquisition of Affiliates	8.8	—	8.8	—
Other	—	—	0.1	0.7
Ending balance	$234.2	$208.7	$234.2	$208.7

At September 30, 2016, our total assets under management were $234.2 billion, an increase of $15.4 billion or 7.0% compared to $218.8 billion at June 30, 2016 and an increase of $21.8 billion or 10.3% compared to $212.4 billion at December 31, 2015.  The change in assets under management during the three months ended September 30, 2016 reflects net market appreciation of $9.2 billion, net flows of $(2.6) billion and the acquisition of Landmark of $8.8 billion. The change in assets under management during the nine months ended September 30, 2016 reflects net market appreciation of $16.0 billion, net flows of $(3.1) billion, other movements of $0.1 billion and the acquisition of Landmark of $8.8 billion. Other movements in 2016 reflect the standardization of AUM definitions across Affiliates and mandates and the revaluation of certain hard assets. These changes align the definition of AUM with management fees charged to clients.
For the three months ended September 30, 2016, our net flows were $(2.6) billion compared to $(2.9) billion for the three months ended June 30, 2016 and $(2.5) billion for the three months ended September 30, 2015.  Hard asset disposals of $(1.0) billion, $(1.0) billion and $(0.9) billion are reflected in the net flows for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively. For the three months ended September 30, 2016, the annualized revenue impact of the net flows was $(7.5) million, as gross inflows of $6.5 billion during the three-month period were into asset classes yielding approximately 42 bps and gross outflows and hard asset disposals in the same period of $(9.1) billion were out of asset classes yielding approximately 38 bps.  This is compared to the annualized revenue impact of net flows of $(3.4) million for the three months ended June 30, 2016 and $0.7 million for the three months ended September 30, 2015.
For the nine months ended September 30, 2016, our net flows were $(3.1) billion compared to $(1.9) billion for the nine months ended September 30, 2015. Hard asset disposals of $(3.3) billion are reflected in the net flows for the nine months ended September 30, 2016 and $(1.4) billion for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the annualized revenue impact of the net flows decreased to $(3.6) million compared to $25.5 million for the nine months ended September 30, 2015. Gross inflows of $20.0 billion in the nine months ended September 30, 2016 yielded an average of 41 bps compared to $20.7 billion yielding 46 bps in the year-ago period. Gross outflows and hard asset disposals of $(23.1) billion yielded 37 bps in the nine months ended September 30, 2016 compared to $(22.6) billion yielding 31 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015
Our U.S. GAAP results of operations were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$171.8	$158.4	$13.4	$478.5	$480.2	$(1.7)
Performance fees	(1.1)	3.3	(4.4)	(1.9)	55.5	(57.4)
Other revenue	0.1	0.1	—	0.3	0.2	0.1
Total revenue	170.8	161.8	9.0	476.9	535.9	(59.0)
Compensation and benefits	100.0	93.7	6.3	272.1	314.5	(42.4)
General and administrative expense	27.2	23.3	3.9	71.7	66.0	5.7
Amortization and impairment of acquired intangibles	0.9	—	0.9	1.0	0.1	0.9
Depreciation and amortization	2.5	1.8	0.7	6.9	5.0	1.9
Total expenses	130.6	118.8	11.8	351.7	385.6	(33.9)
Operating income	40.2	43.0	(2.8)	125.2	150.3	(25.1)
Investment income	5.6	4.2	1.4	13.6	9.3	4.3
Interest income	0.3	0.1	0.2	0.3	0.2	0.1
Interest expense	(4.4)	(0.6)	(3.8)	(5.4)	(2.2)	(3.2)
Income from continuing operations before taxes	41.7	46.7	(5.0)	133.7	157.6	(23.9)
Income tax expense	7.3	12.7	(5.4)	33.8	40.9	(7.1)
Income from continuing operations	34.4	34.0	0.4	99.9	116.7	(16.8)
Gain (loss) on disposal of discontinued operations, net of tax	(0.4)	1.0	(1.4)	1.2	1.9	(0.7)
Net income attributable to controlling interests	$34.0	$35.0	$(1.0)	$101.1	$118.6	$(17.5)

Basic earnings per share ($)	$0.28	$0.29	$(0.01)	$0.84	$0.98	$(0.14)
Diluted earnings per share ($)	0.28	0.29	(0.01)	0.84	0.98	(0.14)
Weighted average basic ordinary shares outstanding	119.3	120.0	(0.7)	119.6	120.0	(0.4)
Weighted average diluted ordinary shares outstanding	119.7	120.5	(0.8)	119.8	120.5	(0.7)

U.S. GAAP operating margin(1)	24%	27%		26%	28%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. GAAP Statement of Operations	2016	2015	2016	2015
Net income attributable to controlling interests	$34.0	$35.0	$101.1	$118.6
Exclude: (gain) loss on disposal of discontinued operations, net of tax	0.4	(1.0)	(1.2)	(1.9)
Net income from continuing operations	34.4	34.0	99.9	116.7
Add: Income tax expense	7.3	12.7	33.8	40.9
Pre-tax income from continuing operations	$41.7	$46.7	$133.7	$157.6
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

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
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 34.9 bps and 34.2 bps for the three and nine months ended September 30, 2016, respectively, and 33.3 bps and 33.4 bps for the three and nine months ended September 30, 2015, respectively. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements. The three and nine months ended September 30, 2016 were positively impacted by the higher yield on alternative assets acquired in the Landmark transaction.

Our average basis points by asset class (including both consolidated Affiliates that are included, and equity-accounted Affiliates that are not included in management fee revenue) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$50.1	25	$52.9	26	$147.5	25	$156.9	25
Global/non-U.S. equity	96.6	42	89.5	41	277.0	42	274.9	42
Fixed income	7.5	21	7.7	21	21.9	21	24.2	21
Alternative, real estate & timber	50.8	49	39.9	44	130.6	45	114.9	43
Management fee revenue & weighted average fee rate on average AUM, including equity-accounted Affiliates	$205.0	35.7	$190.0	34.5	$577.0	35.2	$570.9	34.4
Less: Revenue from equity-accounted Affiliates	(33.2)		(31.6)		(98.5)		(90.7)
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$171.8	34.9	$158.4	33.3	$478.5	34.2	$480.2	33.4
Average AUM	$228.1		$218.6		$219.2		$222.2
Average AUM excluding equity-accounted Affiliates	195.8		188.5		187.1		192.5

(1)	Amounts shown excluding equity-accounted Affiliates are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended September 30, 2016 compared to three months ended September 30, 2015: Management fees increased $13.4 million, or 8.5%, from $158.4 million for the three months ended September 30, 2015 to $171.8 million for the three months ended September 30, 2016. The increase was primarily attributable to positive markets and incremental revenue from the Landmark transaction. Average assets under management excluding equity-accounted Affiliates increased 3.9%, from $188.5 billion for the three months ended September 30, 2015 to $195.8 billion for the three months ended September 30, 2016.
The increase in management fee revenue is also driven by the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 34.9 basis points for the three months ended September 30, 2016 and 33.3 basis points for the three months ended September 30, 2015, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates, as well as the higher fee-rate assets under management added as a result of the Landmark transaction. Compared to the three months ended September 30, 2015, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 3%, to 53% of average assets, while the mix of U.S. equity and fixed income decreased approximately (3)% to 47% of average assets. Approximately 1% of this shift was driven by the addition of Landmark’s $8.8 billion of alternative assets under management, while the remainder of this was due to the impact of market movements and flows.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: Management fees decreased $(1.7) million, or (0.4)%, from $480.2 million for the nine months ended September 30, 2015 to $478.5 million for the nine months ended September 30, 2016. The decrease was attributable to decreases in average assets under management excluding equity-accounted Affiliates, which decreased (2.8)% from $192.5 billion for the nine months ended September 30, 2015 to $187.1 billion for the nine months ended September 30, 2016, offset by increases in the weighted average fee rate earned on our average assets under management.
Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 34.2 basis points for the nine months ended September 30, 2016 and 33.4 basis points for the nine months ended September 30, 2015, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates, with a portion of the increase due to the addition of the higher-fee rate assets under management due to the Landmark transaction. Compared to the nine months ended September 30, 2015, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 2%, to 52% of average assets, while the mix of U.S. equity and fixed income decreased approximately (2)% to 48% of average assets. This shift was driven by flows, as well as Landmark, and the impact of market movements.

Performance Fees
Approximately $49.5 billion, or 24% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that are subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustment up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at September 30, 2016 ($ in billions)			Management fees for the nine months ended September 30, 2016 ($ in millions)			Performance fees for the nine months ended September 30, 2016 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees	AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$15.6	$9.4	$6.2	$39.9	$11.4	$28.5	$3.4	10.7%	7.9%
Separate accounts/other products	186.7	143.4	43.3	438.6	366.4	72.2	(5.3)	(7.9)%	(1.2)%
Total	$202.3	$152.8	$49.5	$478.5	$377.8	$100.7	$(1.9)	(1.9)%	(0.4)%
In aggregate, we recognized $(1.9) million in performance fees in the nine months ended September 30, 2016. The negative performance fee represents performance adjustments in certain sub-advisory accounts. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were (0.4)% of total fees for the nine months ended September 30, 2016 and 10.4% of total fees (1.5% excluding the non-recurring performance fee) for the nine months ended September 30, 2015. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
				2015
($ in millions)	2016	2015	2016	Including the non-recurring performance fee	Excluding the non-recurring performance fee
Gross performance fees	$(1.1)	$3.3	$(1.9)	$55.5	$7.4
Net performance fees(1)	$(0.8)	$1.3	(1.1)	30.0	3.9
Percentage of performance fees accruing to OMAM(2)	72.7%	39.4%	57.9%	54.1%	52.7%
Gross performance fees as a percentage of total fees(3)	(0.6)%	2.0%	(0.4)%	10.4%	1.5%

(1)
Net performance fees are shown after the effect of contractual variable compensation and distributions to key employees of the Affiliates and represent the amount of the performance fee directly attributable to our shareholders.

(2)	Reflects net performance fees as a percentage of gross performance fees.

(3)
Total fees, comprised of management fees and performance fees were $170.7 million for the three months ended September 30, 2016, and $161.7 million for the three months ended September 30, 2015. Total fees were $476.6 million for the nine months ended September 30, 2016, $535.7 million for the nine months ended September 30, 2015 including the impact of the non-recurring performance fee and $487.6 million for the nine months ended September 30, 2015 excluding the impact of the non-recurring performance fee.

Three months ended September 30, 2016 compared to three months ended September 30, 2015: Performance fees decreased $(4.4) million, from $3.3 million for the three months ended September 30, 2015 to $(1.1) million for the three months ended September 30, 2016. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The decrease was primarily a result of under-performance versus investment benchmarks combined with management fee adjustments in certain sub-advisory accounts.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: Performance fees decreased $(57.4) million, from $55.5 million for the nine months ended September 30, 2015 to $(1.9) million for the nine months ended September 30, 2016.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. In the second quarter of 2015, we recorded a non-recurring gross performance fee of $48.1 million related to the sale and liquidation of a fund that resulted in a significant gain to the investor from the initial investment. The unique characteristics of this fee, including its size and the exceptional investment performance of the underlying product, is particular to this liquidated fund and it therefore is unrepresentative of our recurring economics. The remainder of the decrease was primarily a result of under-performance versus investment benchmarks combined with management fee adjustments in certain sub-advisory accounts.
Other Revenue
Three months ended September 30, 2016 compared to three months ended September 30, 2015: Other revenue was unchanged, at $0.1 million for the three months ended September 30, 2015 and $0.1 million for the three months ended September 30, 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: Other revenue increased $0.1 million, or 50.0%, from $0.2 million for the nine months ended September 30, 2015 to $0.3 million for the nine months ended September 30, 2016 primarily due to higher administrative fees earned.

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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Fixed compensation and benefits(1)	$36.3	$32.6	$105.7	$97.9
Sales-based compensation(2)	4.3	5.1	13.5	15.0
Variable compensation(3)	45.7	44.0	124.1	159.6
Affiliate key employee distributions(4)	11.3	9.3	28.8	28.0
Non-cash Affiliate key employee equity revaluations(5)	(6.4)	2.7	(8.8)	14.0
Acquisition-related consideration and pre-acquisition employee equity(6)	8.8	—	8.8	—
Total U.S. GAAP compensation and benefits expense	$100.0	$93.7	$272.1	$314.5

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the nine months ended September 30, 2015, $97.5 million of fixed compensation and benefits expense (of the $97.9 million above) is included within economic net income, which excludes the revenue and compensation attributable to the non-recurring performance fee.

(2)
Sales-based compensation is paid to us and our Affiliates’ sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management in both current and prior periods.

(3)
Variable compensation represents the sum of each Affiliate’s variable compensation, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and OMAM equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Cash variable compensation	$39.4	$38.0	$105.0	$142.8
Non-cash equity-based award amortization	6.3	6.0	19.1	16.8
Total variable compensation(a)	$45.7	$44.0	$124.1	$159.6

(a)
For the nine months ended September 30, 2015, $132.0 million of variable compensation expense (of the $159.6 million above) is included within economic net income, which excludes the revenue and compensation attributable to the non-recurring performance fee.

(4)
Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates, OMUS is entitled to an initial preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions, whereas for profits above the threshold the key employee distribution amount would be calculated based on the key employee ownership percentages, which range from approximately 15% to 40% at our consolidated Affiliates.

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

(6)
Acquisition-related consideration and pre-acquisition employee equity represents the amortization of acquisition-related contingent consideration created as a result of the Landmark transaction. It also includes the value of employee equity owned pre-acquisition. These items have been included in U.S. GAAP compensation expense as a result of ongoing service requirements for employee recipients.

Fluctuations in compensation and benefits expense for the periods presented are discussed below.
Three months ended September 30, 2016 compared to three months ended September 30, 2015: Compensation and benefits expense increased $6.3 million, or 6.7%, from $93.7 million for the three months ended September 30, 2015 to $100.0 million for the three months ended September 30, 2016.  Fixed compensation and benefits increased $3.7 million, or 11.3%, from $32.6 million for the three months ended September 30, 2015 to $36.3 million for the three months ended September 30, 2016. This reflects the effect of the Landmark acquisition as well as new hires and annual cost of living increases. Variable compensation increased $1.7 million, or 3.9%, from $44.0 million for the three months ended September 30, 2015 to $45.7 million for the three months ended September 30, 2016, due to the higher pre-variable compensation earnings, in part reflecting the effect of the Landmark transaction. Sales-based compensation decreased $(0.8) million, or (15.7)%, from $5.1 million for the three months ended September 30, 2015 to $4.3 million for the three months ended September 30, 2016, as a result of the timing and structure of sales-based compensation due and lower asset inflows in current and prior periods. Affiliate key employee distributions increased $2.0 million, or 21.5%, from $9.3 million for the three months ended September 30, 2015 to $11.3 million for the three months ended September 30, 2016 as a result of higher underlying operating earnings and the effect of the Landmark transaction, as Landmark employees own 40% of their business. Revaluations of Affiliate equity decreased by $(9.1) million reflecting formulaic revaluations of key employee ownership at certain Affiliates, as the value of Affiliate equity increased $2.7 million in the three months ended September 30, 2015 and decreased $(6.4) million in the three months ended September 30, 2016. Acquisition-related consideration and pre-acquisition equity was $8.8 million for the three months ended September 30, 2016 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: Compensation and benefits expense decreased $(42.4) million, or (13.5)%, from $314.5 million for the nine months ended September 30, 2015 to $272.1 million for the nine months ended September 30, 2016. Fixed compensation and benefits increased $7.8 million, or 8.0%, from $97.9 million for the nine months ended September 30, 2015 to $105.7 million for the nine months ended September 30, 2016. This reflects annual cost of living increases, hires made in 2015 and higher costs as a result of the Landmark acquisition. Variable compensation decreased $(35.5) million, or (22.2)%, from $159.6 million for the nine months ended September 30, 2015 to $124.1 million for the nine months ended September 30, 2016, primarily due to the variable compensation associated with the non-recurring performance fee in 2015. The remaining year-over-year decrease of $(7.0) million was attributable to lower pre-variable compensation earnings exclusive of the 2015 non-recurring performance fee, partially offset by the positive earnings impact of Landmark. Sales-based compensation decreased $(1.5) million, or (10.0)%, from $15.0 million for the nine months ended September 30, 2015 to $13.5 million for the nine months ended September 30, 2016, as a result of the timing and structure of sales-based compensation due. Affiliate key employee distributions increased $0.8 million, or 2.9%, from $28.0 million for the nine months ended September 30, 2015 to $28.8 million for the nine months ended September 30, 2016 primarily as a result of the Landmark transaction, offset by lower earnings before Affiliate key employee distributions at the other consolidated Affiliates. Revaluations of Affiliate equity decreased by $(22.8) million reflecting formulaic revaluations of key employee ownership at certain Affiliates, as the value of Affiliate equity increased $14.0 million in the nine months ended September 30, 2015 and decreased $(8.8) million in the nine months ended September 30, 2016. Acquisition-related consideration and pre-acquisition equity was $8.8 million for the nine months ended September 30, 2016 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements.
General and Administrative Expense
Three months ended September 30, 2016 compared to three months ended September 30, 2015: General and administrative expense increased $3.9 million, or 16.7%, from $23.3 million for the three months ended September 30, 2015 to $27.2 million for the three months ended September 30, 2016. The increases in general and administrative expenses reflect new initiatives,the impact of Landmark, and other one-time Affiliate expenses.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: General and administrative expense increased $5.7 million, or 8.6%, from $66.0 million for the nine months ended September 30, 2015 to $71.7 million for the nine months ended September 30, 2016, driven by systems costs, new initiatives and the impact of Landmark.
Depreciation and Amortization Expense
Three months ended September 30, 2016 compared to three months ended September 30, 2015: Depreciation and amortization expense increased $0.7 million, or 38.9%, from $1.8 million for the three months ended September 30, 2015 to $2.5 million for the three months ended September 30, 2016. The increase was primarily due to additional fixed asset and technology investments in the business in 2015 and 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: Depreciation and amortization expense increased $1.9 million, or 38.0%, from $5.0 million for the nine months ended September 30, 2015 to $6.9 million for the nine months ended September 30, 2016. The increase was primarily due to additional fixed asset and technology investments in the business in 2015 and 2016.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended September 30, 2016 compared to three months ended September 30, 2015: Investment income increased $1.4 million, or 33.3%, from $4.2 million for the three months ended September 30, 2015 to $5.6 million for the three months ended September 30, 2016, primarily due to increased earnings from equity-accounted Affiliates, combined with higher returns on seed capital investments following the purchase of approximately $40 million in seed capital from our Parent in September 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: Investment income increased $4.3 million, or 46.2%, from $9.3 million for the nine months ended September 30, 2015 to $13.6 million for the nine months ended September 30, 2016, primarily due to increased earnings from equity-accounted Affiliates, combined with returns on co-investments and a timber investment at an Affiliate for the nine months ended September 30, 2016.
Interest Income

Three months ended September 30, 2016 compared to three months ended September 30, 2015: Interest income increased $0.2 million, or 200.0%, from $0.1 million for the three months ended September 30, 2015 to $0.3 million for the three months ended September 30, 2016. The change was due higher cash balances for a portion of the quarter.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: Interest income increased $0.1 million, or 50.0%, from $0.2 million for the nine months ended September 30, 2015 to $0.3 million for the nine months ended September 30, 2016. The increase was due to higher cash balances for a portion of the third quarter of 2016.

Interest Expense
Three months ended September 30, 2016 compared to three months ended September 30, 2015: Interest expense increased $3.8 million, or 633.3%, from $0.6 million for the three months ended September 30, 2015 to $4.4 million for the three months ended September 30, 2016, reflecting the issuance of $400 million in long-term debt in July 2016.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: Interest expense increased $3.2 million, or 145.5%, from $2.2 million for the nine months ended September 30, 2015 to $5.4 million for the nine months ended September 30, 2016, reflecting the issuance of $400 million in long-term debt in July 2016.
U.S. GAAP Income Tax Expense (Benefit)
Three months ended September 30, 2016 compared to three months ended September 30, 2015: Income tax expense decreased $(5.4) million, or (42.5)%, from $12.7 million for the three months ended September 30, 2015 to $7.3 million for the three months ended September 30, 2016. The decrease relates primarily to decreases in income from continuing operations before tax, decreases in reserves for income tax contingencies in 2016 and adjustments to deferred tax assets resulting from changes in state tax rates due to the Landmark acquisition.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: Income tax expense decreased $(7.1) million, or (17.4)%, from $40.9 million for the nine months ended September 30, 2015 to $33.8 million for the nine months ended September 30, 2016. The decrease relates primarily to decreases in income from continuing operations before tax, partially offset by increases in reserves for income tax contingencies in 2016 and the impacts of changes in state laws recorded in 2015.
Discontinued Operations
Three months ended September 30, 2016 compared to three months ended September 30, 2015: All of our discontinued operations were wound down or transferred to our Parent prior to the third quarter of 2014 and there were no results from discontinued operations in either the three months ended September 30, 2015 or September 30, 2016. Discontinued operations consisted of a gain on disposal of $1.0 million for the three months ended September 30, 2015 and a loss on disposal of $(0.4) million for the three months ended September 30, 2016, in each case net of tax, representing incremental gains and losses from disposals in each period.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015: All of our discontinued operations were wound down or transferred to our Parent prior to the third quarter of 2014 and there were no results from discontinued operations in either the nine months ended September 30, 2015 or September 30, 2016. Discontinued operations consisted of a gain on disposal of $1.9 million for the nine months ended September 30, 2015 and a gain on disposal of $1.2 million for the nine months ended September 30, 2016, in each case net of tax, representing incremental gains from disposals in each period.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Numerator: Operating income	$40.2	$43.0	$125.2	$150.3
Denominator: Total revenue	$170.8	$161.8	$476.9	$535.9
U.S. GAAP operating margin	24%	27%	26%	28%

Numerator: Total operating expenses	$130.6	$118.8	$351.7	$385.6
Denominator: Management fee revenue	$171.8	$158.4	$478.5	$480.2
U.S. GAAP operating expense / management fee revenue	76%	75%	74%	80%

Numerator: Variable compensation	$45.7	$44.0	$124.1	$159.6
Denominator: Operating income before variable compensation and Affiliate key employee distributions(1)	$97.2	$96.3	$278.1	$337.9
U.S. GAAP variable compensation ratio	47%	46%	45%	47%

Numerator: Affiliate key employee distributions	$11.3	$9.3	$28.8	$28.0
Denominator: Operating income before Affiliate key employee distributions(1)	$51.5	$52.3	$154.0	$178.3
U.S. GAAP Affiliate key employee distributions ratio	22%	18%	19%	16%

(1)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Operating income	$40.2	$43.0	$125.2	$150.3
Affiliate key employee distributions	11.3	9.3	28.8	28.0
Operating income before Affiliate key employee distributions	$51.5	$52.3	154.0	178.3
Variable compensation	45.7	44.0	124.1	159.6
Operating income before variable compensation and Affiliate key employee distributions	$97.2	$96.3	$278.1	$337.9
Effects of Inflation
For the three and nine months ended September 30, 2016 and 2015, inflation did not have a material effect on our consolidated results of operations.

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
ENI is an important measure to investors because it is used by the Company to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with our Affiliates. For a further discussion of how we use ENI and why ENI is useful to investors, see “—Overview—How We Measure Performance.” Please note the following refinements to our definition of economic net income undertaken in light of transactions which closed in the third quarter of 2016. Items (iv) and (v) reflect the breakout of line items which have always been part of our definition of ENI that have now become more meaningful in light of our purchase of seed capital from our Parent on September 15, 2016 and the acquisition of Landmark Partners as of August 18, 2016. We have also added additional explanatory language to item (ii) in light of the treatment of a portion of the purchase price and non-controlling interests from Landmark Partners as compensation for U.S. GAAP purposes.
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

ii.
We exclude non-cash amortization or impairment expenses related to acquired goodwill and other intangibles as these are non-cash charges that do not result in an outflow of tangible economic benefits from the business. We also exclude the amortization of acquisition-related contingent consideration, as well as the value of employee equity owned pre-acquisition, as occurred as a result of the Landmark transaction, where such items have been included in compensation expense as a result of ongoing service requirements for certain employees.

iii.
We exclude capital transaction costs, including the costs of raising debt or equity, gains or losses realized as a result of redeeming debt or equity and direct incremental costs associated with acquisitions of businesses or assets.

iv.
We exclude seed capital and co-investment gains, losses and related financing costs. The net returns on these investments are considered and presented separately from ENI because ENI is primarily a measure of our earnings from managing client assets, which therefore differs from earnings generated by our investments in Affiliate products, which can be variable from period to period.

v.	We include cash tax benefits associated with deductions allowed for acquired intangibles and goodwill that may not be recognized or have timing differences compared to U.S. GAAP.

vi.
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

We also adjust our income tax expense to reflect any tax impact of our ENI adjustments.

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Nine Months Ended September 30, 2016 and 2015
The following table reconciles net income to economic net income for the three and nine months ended September 30, 2016 and 2015:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2016	2015	2016	2015
U.S. GAAP net income		$34.0	$35.0	$101.1	$118.6
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	(6.4)	2.7	(8.8)	14.0
ii.	Amortization and impairment of goodwill, acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	9.7	—	9.8	0.1
iii.	Capital transaction costs	4.4	1.6	6.1	1.6
iv.	Seed/Co-investment (gains) losses and financings(1)	0.2	—	(0.5)	—
v.	Tax benefit of goodwill and acquired intangibles deductions	1.7	0.6	3.0	1.9
vi.	Discontinued operations and restructuring	0.4	(1.0)	(1.2)	(1.9)
vii.	ENI tax normalization	(2.9)	0.7	(0.7)	(3.4)
Tax effect of above adjustments, as applicable(2)		(3.1)	(1.7)	(2.6)	(6.3)
Economic net income (including the non-recurring performance fee)		38.0	37.9	106.2	124.6
Non-recurring performance fee, net(3)		—	—	—	(11.4)
Economic net income, excluding the non-recurring performance fee		$38.0	$37.9	$106.2	$113.2

(1)	The net return on seed/co-investment (gains) losses and financings for the three and nine months ended September 30, 2016 and 2015 is shown in the following table (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Seed/Co-investment (gains) losses	$(0.6)	$—	$(1.8)	$—
Financing costs:
Seed/Co-investment average balance	72.0	3.1	69.9	1.7
Blended interest rate*	4.7%	1.5%	2.5%	1.5%
Financing costs	0.8	—	1.3	—
Net seed/co-investment (gains) losses and financing	$0.2	$—	$(0.5)	$—

* Prior to the July 2016 bond issuances, the blended interest rate was based on the Company’s interest rate on its revolving credit facility. Subsequent to the 2016 bond issuance, and going forward, the blended rate is based on the weighted average rate of the long-term debt, unless there is alternative funding directly allocated to the seed capital.

(2)	Reflects the sum of line items i, ii, iii and iv taxed at the 40.2% U.S. statutory rate (including state tax).

(3)
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
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP revenue	$170.8	$161.8	$476.9	$535.9
Include investment return on equity-accounted Affiliates	5.0	4.1	11.8	9.3
Exclude the non-recurring performance fee(2)	—	—	—	(48.1)
Other	—	—	—	(0.1)
ENI revenue	$175.8	$165.9	$488.7	$497.0

The following table identifies the components of ENI revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Management fees(1)	$171.8	$158.4	$478.5	$480.2
Performance fees (excluding the non-recurring performance fee)(2)	(1.1)	3.3	(1.9)	7.4
Other income, including equity-accounted Affiliates(3)	5.1	4.2	12.1	9.4
ENI revenue	$175.8	$165.9	$488.7	$497.0

(1)	ENI management fees are most comparable to U.S. GAAP management fees.

(2)
In the second quarter of 2015, we recorded a non-recurring performance fee of $48.1 million ($11.4 million, net of associated expenses and taxes). Unless explicitly noted, the ENI revenue, ENI expenses, and ENI key metrics for the nine months ended September 30, 2015 exclude the impact of the non-recurring performance fee. While all performance fees fall within OMAM's definition of economic net income, we believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of our recurring economics and we have therefore removed it from our presentation of ENI revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP performance fees	$(1.1)	$3.3	$(1.9)	$55.5
Less: non-recurring performance fee	—	—	—	(48.1)
ENI performance fees	$(1.1)	$3.3	$(1.9)	$7.4

(3)
ENI other income is comprised of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $5.0 million and $11.8 million, respectively, for the three and nine months ended September 30, 2016 and $4.1 million and $9.3 million, respectively, for the three and nine months ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP other revenue	$0.1	$0.1	$0.3	$0.2
Income from equity-accounted Affiliates	5.0	4.1	11.8	9.3
Other reconciling adjustments	—	—	—	(0.1)
ENI other income	$5.1	$4.2	$12.1	$9.4

ENI Operating Expenses
The largest difference between U.S. GAAP operating expense and ENI operating expense relates to compensation. As shown in the following reconciliation, we exclude the impact of key employee equity revaluations. We also exclude the amortization of contingent purchase price and pre-acquisition equity owed by employees, both with a service requirement, associated with the Landmark acquisition. Variable compensation and Affiliate key employee distributions are also segregated out of U.S. GAAP operating expense in order to align with the manner in which these items are contractually calculated at the Affiliate level.
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP operating expense	$130.6	$118.8	$351.7	$385.6
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(8.8)	—	(8.8)	—
Non-cash Affiliate key employee equity revaluations	6.4	(2.7)	8.8	(14.0)
Amortization of acquired intangible assets	(0.9)	—	(1.0)	(0.1)
Capital transaction costs	(4.4)	(1.6)	(6.1)	(1.6)
Other items excluded from ENI(1)	—	(1.0)	—	(1.1)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation and other adjustments(2)	(45.7)	(44.0)	(124.1)	(160.0)
Affiliate key employee distributions	(11.3)	(9.3)	(28.8)	(28.0)
ENI operating expense	$65.9	$60.2	$191.7	$180.8

(1)	Other items include expenses (excluding compensation) associated with the non-recurring performance fee in the nine months ended September 30, 2015.

(2)
For the nine months ended September 30, 2015, $132.0 million of variable compensation expense (of the $160.0 million of variable compensation and other adjustments above) is included within economic net income, which excludes the revenue and variable compensation attributable to the non-recurring performance fee, as well as fixed compensation and benefits associated with the non-recurring performance fee in 2015 of $0.4 million.

The following table identifies the components of ENI operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Fixed compensation & benefits(1)	$36.3	$32.6	$105.7	$97.5
General and administrative expenses(2)	27.1	25.8	79.1	78.3
Depreciation and amortization	2.5	1.8	6.9	5.0
ENI operating expense	$65.9	$60.2	$191.7	$180.8

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the three and nine months ended September 30, 2016 and 2015 to ENI fixed compensation and benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Total U.S. GAAP compensation expense	$100.0	$93.7	$272.1	$314.5
Acquisition-related consideration and pre-acquisition employee equity	(8.8)	—	(8.8)	—
Affiliate key employee equity revaluations excluded from ENI	6.4	(2.7)	8.8	(14.0)
Sales-based compensation reclassified to ENI general & administrative expenses	(4.3)	(5.1)	(13.5)	(15.0)
Affiliate key employee distributions	(11.3)	(9.3)	(28.8)	(28.0)
Variable compensation and other adjustments excluded from fixed compensation(a)	(45.7)	(44.0)	(124.1)	(160.0)
ENI fixed compensation and benefits	$36.3	$32.6	$105.7	$97.5

(a)
For the nine months ended September 30, 2015, $132.0 million of variable compensation expense (of the $160.0 million of variable compensation and other adjustments above) is included within economic net income, which excludes the revenue and variable compensation attributable to the non-recurring performance fee, as well as fixed compensation and benefits associated with the non-recurring performance fee in 2015 of $0.4 million.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP general and administrative expense	$27.2	$23.3	$71.7	$66.0
Sales-based compensation	4.3	5.1	13.5	15.0
Capital transaction costs	(4.4)	(1.6)	(6.1)	(1.6)
Other items excluded from ENI(a)	—	(1.0)	—	(1.1)
ENI general and administrative expense	$27.1	$25.8	$79.1	$78.3

(a)	Other items include expenses (excluding compensation) associated with the nonrecurring performance fee in the nine months ended September 30, 2015.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and nine months ended September 30, 2016 and 2015. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Numerator: ENI operating earnings(1)	$64.2	$60.8	$172.9	$184.2
Denominator: ENI revenue	$175.8	$165.9	$488.7	$497.0
ENI operating margin(2)	37%	37%	35%	37%

Numerator: ENI operating expense	$65.9	$60.2	$191.7	$180.8
Denominator: ENI management fee revenue(3)	$171.8	$158.4	$478.5	$480.2
ENI operating expense ratio(4)	38%	38%	40%	38%

Numerator: ENI variable compensation(5)	$45.7	$44.9	$124.1	$132.0
Denominator: ENI earnings before variable compensation(1)(6)	$109.9	$105.7	$297.0	$316.2
ENI variable compensation ratio(7)	42%	42%	42%	42%

Numerator: Affiliate key employee distributions	$11.3	$9.3	$28.8	$28.0
Denominator: ENI operating earnings(1)	$64.2	$60.8	$172.9	$184.2
ENI Affiliate key employee distributions ratio(8)	18%	15%	17%	15%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

 The following table reconciles U.S. GAAP operating income to ENI earnings after Affiliate key employee distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
U.S. GAAP operating income	$40.2	$43.0	$125.2	$150.3
Include investment return on equity-accounted Affiliates	5.0	4.1	11.8	9.3
Exclude the impact of:
Non-recurring performance fee	—	—	—	(48.1)
Affiliate key employee-owned equity and profit interest revaluations	(6.4)	2.7	(8.8)	14.0
Amortization and impairment of goodwill, acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	9.7	—	9.8	0.1
Capital transaction costs	4.4	1.6	6.1	1.6
Other items excluded from ENI(a)	—	1.0	—	1.0
Affiliate key employee distributions	11.3	9.3	28.8	28.0
Variable compensation and other adjustments(b)	45.7	44.0	124.1	160.0
ENI earnings before variable compensation	109.9	105.7	297.0	316.2
Less: ENI variable compensation(b)	(45.7)	(44.9)	(124.1)	(132.0)
ENI operating earnings	64.2	60.8	172.9	184.2
Less: ENI Affiliate key employee distributions	(11.3)	(9.3)	(28.8)	(28.0)
ENI earnings after Affiliate key employee distributions	$52.9	$51.5	$144.1	$156.2

(a)	Other items include expenses (excluding compensation) associated with the non-recurring performance fee in 2015.

(b)
For the nine months ended September 30, 2015, $132.0 million of variable compensation expense (of the $160.0 million of variable compensation and other adjustments above) is included within economic net income, which excludes the revenue and variable compensation attributable to the non-recurring performance fee, as well as fixed compensation and benefits associated with the non-recurring performance fee in 2015 of $0.4 million.

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

(5)	Excludes variable compensation associated with the non-recurring performance fee in 2015.

(6)	ENI earnings before variable compensation is calculated as ENI revenue, less ENI operating expense.

(7)
The ENI variable compensation ratio is used by management and is useful to investors to evaluate consolidated variable compensation as measured against our ENI earnings before variable compensation. Variable compensation represents the sum of each Affiliate’s variable compensation, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI earnings before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and OMAM equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%. The ENI variable compensation ratio is most comparable to the U.S. GAAP variable compensation ratio.

(8)
The ENI Affiliate key employee distribution ratio is used by management and is useful to investors to evaluate Affiliate key employee distributions as measured against our ENI operating earnings. Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates, OMUS is entitled to an initial preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions, whereas for profits above the threshold the key employee distribution amount would be calculated based on the key employee ownership percentages, which range from approximately 15% to 40% at our consolidated Affiliates. The ENI Affiliate key employee distributions ratio is most comparable to the U.S. GAAP Affiliate key employee distributions ratio.

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income. Amounts shown for the nine months ended September 30, 2015 exclude the non-recurring performance fee:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Pre-tax economic net income (B)	$49.4	$51.0	$140.2	$154.2
Intercompany interest expense deductible for U.S. tax purposes	(18.9)	(17.9)	(54.3)	(53.1)
Taxable economic net income	30.5	33.1	85.9	101.1
Taxes at the U.S. federal and state statutory rates(1)	(12.2)	(13.3)	(34.5)	(40.6)
Other reconciling tax adjustments	0.8	0.2	0.5	(0.4)
Tax on economic net income (A)	(11.4)	(13.1)	(34.0)	(41.0)
Add back intercompany interest expense previously excluded	18.9	17.9	54.3	53.1
Economic net income, excluding the non-recurring performance fee	$38.0	$37.9	$106.2	$113.2
Economic net income effective tax rate (A/B)	23.1%	25.7%	24.3%	26.6%

(1)	Calculated using a 40.2% tax rate.

Capital Resources and Liquidity
Supplemental Liquidity Measure — Adjusted EBITDA
As supplemental information, we provide information regarding Adjusted EBITDA, which we define as economic net income before net interest, income taxes, depreciation and amortization. Adjusted EBITDA is a non-GAAP liquidity measure that we provide in addition to, but not as a substitute for, cash flows from operating activities. It is also encapsulated in our line of credit as part of a liquidity covenant. It should be noted that our calculation of Adjusted EBITDA may not be consistent with Adjusted EBITDA as calculated by other companies. We believe Adjusted EBITDA is a useful liquidity metric because it indicates our ability to make further investments in our business, service debt and meet working capital requirements.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net income attributable to controlling interests	$34.0	$35.0	$101.1	$118.6
Net interest expense	4.1	0.5	5.1	2.0
Income tax expense (including tax expenses related to the non-recurring performance fee and discontinued operations)	8.4	13.3	35.5	42.1
Depreciation and amortization (including discontinued operations)	2.4	1.8	6.9	5.0
EBITDA	$48.9	$50.6	$148.6	$167.7
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit-sharing interests	(6.4)	2.7	(8.8)	14.0
EBITDA of discontinued operations	(0.7)	(1.6)	(2.9)	(3.0)
Amortization and impairment of goodwill, acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	9.7	—	9.8	—
(Gain) loss on seed and co-investments	(0.6)	—	(1.8)	—
Non-recurring performance fee before tax	—	—	—	(19.1)
Capital transaction costs	4.4	1.6	6.1	1.6
Other	0.1	—	—	—
Adjusted EBITDA, excluding non-recurring performance fee	$55.4	$53.3	$151.0	$161.2
ENI net interest expense to third parties	(3.5)	(0.5)	(3.9)	(2.0)
Depreciation and amortization	(2.5)	(1.8)	(6.9)	(5.0)
Tax on economic net income	(11.4)	(13.1)	(34.0)	(41.0)
Economic net income, excluding non-recurring performance fee	$38.0	$37.9	$106.2	$113.2

Cash Flows
The following table summarizes certain key financial data relating to cash flows:

	Nine Months Ended September 30,
($ in millions)	2016	2015
Cash provided by (used in)(1)(2)
Operating activities	$58.3	$186.2
Investing activities	(276.6)	(11.6)
Financing activities	232.9	(225.3)

(1)	Excludes the effect of cash flows from consolidated Funds

(2)	Cash flow data shown only includes cash flows from continuing operations.
Our short-term uses of cash include compensation and general and administrative expenses for our Boston-based office. We may use any retained cash to invest in our business.
Comparison for the nine months ended September 30, 2016 and 2015
Net cash provided by operating activities of continuing operations decreased $(127.9) million, from net cash provided of $186.2 million for the nine months ended September 30, 2015 to net cash provided of $58.3 million for the nine months ended September 30, 2016, driven primarily by higher net income in 2015 and the impact of the Treasury Rate Lock derivative valuation loss in the current year. Net cash used in investing activities of continuing operations increased $265.0 million, from $11.6 million used for the nine months ended September 30, 2015 (excluding the impact of consolidation and de-consolidation of Funds) to $276.6 million used for the nine months ended September 30, 2016, driven by the acquisition of Landmark and the purchase of seed capital from our Parent. Net cash provided by (used in) financing activities of continuing operations increased $458.2 million, from $225.3 million used for the nine months ended September 30, 2015 to $232.9 million provided for the nine months ended September 30, 2016, due to the issuance of long-term debt in the third quarter of 2016.
Future Capital Needs
In July 2016, we issued $400.0 million of bonds, including $275.0 million of bonds with a coupon rate of 4.80% and a maturity date of July 27, 2026, and $125.0 million of bonds with a coupon rate of 5.125% and a maturity date of August 1, 2031. We believe that our available cash and cash equivalents to be generated from operations, supplemented by additional short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, including our obligations under the amended seed capital management agreement and the amended deferred tax asset deed. Refer to Note 6, Related Party Transactions, for additional information on the amended agreements with our Parent. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.

Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	9/30/2016	12/31/2015	Interest rate	Maturity
Long-term debt of OMAM, net of issuance costs
Third party obligations:
Revolving credit facility	$—	$90.0	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
4.80% Senior Notes Due 2026	271.5	—	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	120.7	—	5.125%	August 1, 2031
Total long-term debt	$392.2	$90.0
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
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x.  At September 30, 2016, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.9x.
In July 2016, Moody’s Investor Service, Inc. and Standard & Poor’s each assigned an initial investment-grade rating to the our senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, our interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.25%.
Long term bond debt
In July 2016, we issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”) and $125.0 million of 5.125% Senior Notes due 2031 (the “2031 Notes”). We used the net proceeds of these offerings to finance the acquisition of Landmark in August 2016, purchase seed capital from the Parent and pay down the balance of the Revolving Credit Facility.

4.80% Senior Notes Due July 2026
The $275.0 million 2026 Notes were sold at a discount of $(0.5) million and we incurred debt issuance costs of $(3.0) million, which are being amortized to interest expense over the ten-year term. The 2026 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the related 100% principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.50%, together with any related accrued and unpaid interest.
5.125% Senior Notes Due August 2031
The $125.0 million 2031 Notes incurred debt issuance costs of $(4.3) million, which are being amortized to interest expense over the fifteen-year term. The 2031 Notes can be redeemed at any time, on or after August 1, 2019 at a redemption price equal to 100% of the principal amount together with any related accrued and unpaid interest.

Critical Accounting Policies and Estimates
There have been no additional updates or changes to our critical accounting policies from those disclosed as of December 31, 2015 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on March 15, 2016.

Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business, anticipated future performance of our business, the impact of the Landmark acquisition, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
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
Our model for assessing the impact of market risk on our results uses September 30, 2016 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on September 30, 2016. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended September 30, 2016.
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
The value of our assets under management was $234.2 billion as of September 30, 2016. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $86.6 million based on our current weighted average fee rate of approximately 37 basis points (pro forma with Landmark annualized run rate management fees), including equity-accounted Affiliates. Approximately $61.0 billion, or 26%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $0.5 million impact to our gross performance fees based on our trailing twelve month performance fees of $4.5 million as of September 30, 2016. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $27.7 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles; excluding REITS) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $174.0 billion of equity assets under management to increase or decrease by $17.4 billion, resulting in a change in annualized management fee revenue of $59.8 million and an annual change in post-tax economic net income of approximately $19.9 million, given our current cost structure, operating model, and weighted average equity fee rates of 34 basis points at the mix of strategies as of September 30, 2016. Approximately $43.0 billion, or 25%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would not have a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $83.7 billion of foreign currency denominated AUM to increase or decrease by $8.4 billion, resulting in a change in annualized management fee revenue of $37.4 million and an annual change in post-tax economic net income of $12.9 million, based on weighted average fees earned on our foreign currency denominated AUM of 45 basis points at the mix of strategies as of September 30, 2016. Approximately $12.5 billion, or 15%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 65% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.5 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $14.4 billion, would cause AUM to rise or fall by approximately $1.4 billion. Based on our fixed income weighted average fee rates of 21 basis points, annualized management fees would change by $3.0 million and post-tax economic net income would change by $0.9 million annually.

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

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

4.5	Form of 4.800% Note due 2026, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 25, 2016.

Exhibit No.	Description
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

Exhibit No.	Description

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

10.26	First Amendment dated September 1, 2015 to the Revolving Credit Agreement dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A.

10.27	Second Amendment dated March 1, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A.

10.28	Third Amendment dated August 3, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM Asset Management plc

Dated:	November 9, 2016

		By:	/s/ Peter L. Bain
Peter L. Bain President and Chief Executive Officer (principal executive officer)

/s/ Stephen H. Belgrad
Stephen H. Belgrad Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)