Form 10-Q
period 2017-03-31
OM Asset Management plc
filed 2017-05-05
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of May 2, 2017 was 114,720,358.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OM Asset Management plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$117.7	$101.9
Investment advisory fees receivable	164.5	163.7
Fixed assets, net	41.2	39.8
Investments (includes balances reported at fair value of $132.1 and $126.1)	192.0	233.3
Acquired intangibles, net	83.2	84.9
Goodwill	274.7	272.7
Other assets	25.6	29.0
Deferred tax assets	333.5	332.7
Assets of consolidated Funds:
Cash and cash equivalents, restricted	0.4	0.4
Investments, at fair value	43.3	35.5
Other assets	0.5	0.4
Total assets	$1,276.6	$1,294.3
Liabilities and equity
Accounts payable and accrued expenses	$32.4	$45.8
Accrued incentive compensation	67.9	132.3
Other amounts due to related parties	152.6	156.3
Other compensation liabilities	329.7	291.0
Accrued income taxes	94.4	90.2
Third party borrowings	392.4	392.3
Other liabilities	9.7	10.1
Liabilities of consolidated Funds:
Total liabilities of consolidated Funds	5.8	5.8
Total liabilities	1,084.9	1,123.8
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	10.1	5.5
Equity:
Ordinary shares (nominal value $0.001; 114,720,358 and 114,157,765 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	205.8	190.2
Accumulated other comprehensive loss	(25.3)	(26.3)
Non-controlling interests	1.0	1.0
Total equity and redeemable non-controlling interests in consolidated Funds	191.7	170.5
Total liabilities and equity	$1,276.6	$1,294.3

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Management fees	$195.7	$149.6
Performance fees	0.2	—
Other revenue	0.1	—
Consolidated Funds’ revenue	0.2	—
Total revenue	196.2	149.6
Operating expenses:
Compensation and benefits	142.8	84.6
General and administrative expense	25.6	21.8
Amortization of acquired intangibles	1.6	—
Depreciation and amortization	2.5	2.2
Consolidated Funds’ expense	0.2	—
Total operating expenses	172.7	108.6
Operating income	23.5	41.0
Non-operating income and (expense):
Investment income	6.1	3.5
Interest income	0.1	—
Interest expense	(5.9)	(0.5)
Net consolidated Funds’ investment gains	4.2	—
Total non-operating income	4.5	3.0
Income from continuing operations before taxes	28.0	44.0
Income tax expense	5.6	13.4
Income from continuing operations	22.4	30.6
Gain (loss) on disposal of discontinued operations, net of tax	(0.1)	0.2
Net income	22.3	30.8
Net income attributable to non-controlling interests in consolidated Funds	0.9	—
Net income attributable to controlling interests	$21.4	$30.8

Earnings per share (basic) attributable to controlling interests	$0.19	$0.26
Earnings per share (diluted) attributable to controlling interests	0.19	0.26
Continuing operations earnings per share (basic) attributable to controlling interests	0.19	0.26
Continuing operations earnings per share (diluted) attributable to controlling interests	0.19	0.26
Weighted average ordinary shares outstanding	113.5	120.0
Weighted average diluted ordinary shares outstanding	114.4	120.0

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$22.3	$30.8
Other comprehensive income (loss):
Valuation and amortization related to derivative securities, net of tax	0.2	(11.0)
Foreign currency translation adjustment	0.8	0.2
Total other comprehensive income (loss)	1.0	(10.8)
Comprehensive income attributable to non-controlling interests in consolidated Funds	0.9	—
Total comprehensive income attributable to controlling interests	$22.4	$20.0

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2017 and 2016
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficit)	Non- controlling interests	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2015	120.5	$0.1	$168.6	$(2.8)	165.9	$—	$165.9	$—	$165.9
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(0.2)	—	(2.8)	—	(2.8)	—	(2.8)	—	(2.8)
Equity-based compensation	—	—	2.9	—	2.9	—	2.9	—	2.9
Foreign currency translation adjustment	—	—	—	0.2	0.2	—	0.2	—	0.2
Valuation of derivative securities, net of tax	—	—	—	(11.0)	(11.0)	—	(11.0)	—	(11.0)
Dividends to shareholders	—	—	(3.4)	—	(3.4)	—	(3.4)	—	(3.4)
Dividends to related parties	—	—	(6.4)	—	(6.4)	—	(6.4)	—	(6.4)
Net income	—	—	30.8	—	30.8	—	30.8	—	30.8
March 31, 2016	120.8	$0.1	$189.7	$(13.6)	$176.2	$—	$176.2	$—	$176.2

December 31, 2016	114.1	$0.1	$190.2	$(26.3)	$164.0	$1.0	$165.0	$5.5	$170.5
Issuance of ordinary shares	0.6	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	—	—	—	3.7	3.7
Equity-based compensation	—	—	3.5	—	3.5	—	3.5	—	3.5
Foreign currency translation adjustment	—	—	—	0.8	0.8	—	0.8	—	0.8
Amortization related to derivative securities, net of tax	—	—	—	0.2	0.2	—	0.2	—	0.2
Dividends to shareholders	—	—	(4.6)	—	(4.6)	—	(4.6)	—	(4.6)
Dividends to related parties	—	—	(4.7)	—	(4.7)	—	(4.7)	—	(4.7)
Net income	—	—	21.4	—	21.4	—	21.4	0.9	22.3
March 31, 2017	114.7	$0.1	$205.8	$(25.3)	$180.6	$1.0	$181.6	$10.1	$191.7

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$22.3	$30.8
Less: Net income attributable to non-controlling interests in consolidated Funds	(0.9)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Net (income) loss from discontinued operations, excluding consolidated Funds	0.1	(0.2)
Amortization of acquired intangibles	1.6	—
Depreciation and amortization	2.5	2.2
Amortization of debt-related costs	0.8	—
Amortization and revaluation of non-cash compensation awards	35.8	6.0
Net earnings from Affiliates accounted for using the equity method	(2.3)	(3.2)
Distributions received from equity method Affiliates	—	0.4
Deferred income taxes	(1.0)	1.0
(Gains) losses on other investments	(10.5)	—
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from related parties	(0.9)	14.2
(Increase) decrease in other receivables, prepayments, deposits and other assets	4.1	5.2
Increase (decrease) in accrued incentive compensation, other amounts due to related parties and other liabilities	(59.2)	(80.3)
Increase (decrease) in accounts payable and accruals and accrued income taxes	(9.1)	(4.0)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	(16.7)	(27.9)
Net income attributable to non-controlling interests in consolidated Funds	0.9	—
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash provided by (used in) operating activities from continuing operations of consolidated Funds:

(Gains) losses on other investments	(0.8)	—
(Increase) decrease in receivables other assets	(0.2)	—
Increase (decrease) in accounts payable and other liabilities	(0.4)	—
Net cash flows from operating activities of continuing operations of consolidated Funds	(0.5)	—
Net cash flows from operating activities of continuing operations	(17.2)	(27.9)
Net cash flows from operating activities of discontinued operations	0.1	(0.2)
Total net cash flows from operating activities	(17.1)	(28.1)
Cash flows from investing activities:
Purchase of fixed assets	(3.9)	(2.5)
Business acquisitions, net of cash acquired	(1.9)	—
Purchase of investment securities	(6.8)	(13.1)
Sale of investment securities	57.9	7.0
Cash flows from investing activities of consolidated Funds
Purchase of investments	(16.3)	—
Redemption of investments	13.1	—
Net cash flows from investing activities of continuing operations	42.1	(8.6)
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	42.1	(8.6)

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Proceeds from third party borrowings	—	28.0
Repayment of third party borrowings	—	(33.0)
Payment to Parent for deferred tax arrangement	—	(8.8)
Payment to Parent for co-investment redemptions	(3.7)	(2.6)
Dividends paid to shareholders	(4.5)	(3.3)
Dividends paid to related parties	(4.7)	(6.3)
Repurchases of ordinary shares	—	(2.8)
Cash flows from financing activities of consolidated Funds
Redeemable non-controlling interest capital raised	3.7	—
Net cash flows from financing activities of continuing operations	(9.2)	(28.8)
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	(9.2)	(28.8)
Net increase (decrease) in cash and cash equivalents	15.8	(65.5)
Cash and cash equivalents at beginning of period	102.3	135.9
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$118.1	$70.4

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$10.8	$0.5
Income taxes paid	2.4	5.0

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
The Company is a majority-owned subsidiary of Old Mutual plc (the “Parent”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by its Parent of 22,000,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended (“the Securities Act”).  Additionally, the underwriters in the Offering exercised a portion of their overallotment option and purchased an additional 2,231,375 shares of the Company from the Parent.  On June 22, 2015, the Company completed a secondary public offering by its Parent of 13,300,000 ordinary shares of the Company pursuant to the Securities Act.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,995,000 shares of the Company from the Parent.  On March 11, 2016, the Parent announced the results of a strategic review, which included a plan to separate its underlying businesses, including OMAM. The Parent further announced on December 12, 2016 its intention to continue the reduction of its holdings in OMAM in an orderly manner which balances value, cost, time and risk. On December 16, 2016, the Company completed a secondary public offering by the Parent of 13,000,000 ordinary shares of the Company pursuant to the Securities Act.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,950,000 shares of the Company from the Parent.  At March 31, 2017, the Parent owned 50.8% of the Company’s outstanding ordinary shares.
On March 25, 2017, the Parent announced that it had agreed to sell a 24.95% shareholding in the Company to HNA Capital US in a two-step transaction for gross cash consideration of approximately $446 million, subject to certain closing conditions. Following the transaction, the Parent's shareholding will reduce to 25.9%. It is expected that one HNA Capital US-nominated director will join the Company's board of directors on the completion of the sale of the first tranche of 9.95% of the Company's shares and a second on the completion of the sale of the second tranche of 15% of the Company's shares. In both cases, these directors will replace existing nominees of the Parent.

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
The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per-share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and the Parent are included in the Condensed Consolidated Financial Statements, however material intercompany balances and transactions among the Company and its consolidated Affiliates are eliminated in consolidation.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017. The Company’s significant accounting policies, which have been consistently applied, are summarized in those Financial Statements.
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
In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. For VIEs that are investment companies subject to ASU 2010-10, Consolidation: Amendments for Certain Investment Funds, the primary beneficiary of the VIE is generally the variable interest holder that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

Adoption of Accounting Standards Update No. 2016-09
Effective on January 1, 2017, the Company recognized a change in accounting principle related to the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (“ASU 2016-09”). ASU 2016-09 was designed to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard requires all excess tax benefits and deficiencies on share-based payment awards to be recognized as income tax expense or benefit in the statement of operations. Prior to adoption this amount would have been recorded as additional paid in capital. In addition, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur and excess tax benefits or deficiencies should be classified with other income tax cash flows as an operating activity in the statement of cash flows.
The Company applied the income tax guidance on a modified retrospective basis. The Company has no previously unrecognized excess tax benefits, therefore there is no cumulative effect adjustment to balance sheet as of January 1, 2017. The adoption of this standard also resulted in a current period tax benefit on stock compensation of $0.1 million for the three months ended March 31, 2017, which previously would have been recognized in the current period in additional paid in capital. The Company has elected to treat the change in classification of cash flows resulting from excess tax benefits and deficiencies on a prospective basis. Accordingly, cash flows for the three months ended March 31, 2016 have not been adjusted. The adoption of the standard resulted in an immaterial change to diluted earnings per share and no change to basic earnings per share for the three months ended March 31, 2017. There are no changes to diluted earnings per share and basic earnings per share for the three months ended March 31, 2016. The Company elected to recognize forfeitures as they occur on a modified-retrospective basis. The Company’s forfeiture rate prior to adoption was estimated to be 0.0%, therefore there is no cumulative effect adjustment to retained earnings as of January 1, 2017. The adoption of this standard had no effect on current period compensation cost related to forfeitures as there were no forfeitures for the three months ended March 31, 2017.
3) Acquisitions
On August 18, 2016, the Company acquired a majority of the equity interests in Landmark Partners, LLC, (“Landmark”) a leading global secondary private equity, real estate and real asset investment firm. The Company acquired a 60% interest in Landmark in exchange for $242.7 million. There is also the potential for an additional payment of up to $225.0 million on or around December 31, 2018, subject to a service and other conditions. The equity interests of Landmark purchased by the Company entitle the Company to participate in the earnings of Landmark. Certain key members of the management team of Landmark retained the remaining 40% interest in Landmark, subject to certain vesting conditions. The Company financed the acquisition through proceeds from multiple note offerings, including $275.0 million of 4.80% senior notes due July 27, 2026 and $125.0 million of 5.125% senior notes due August 1, 2031.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Acquisitions (cont.)

OMAM accounted for the acquisition of Landmark as a business combination under ASC 805, “Business Combinations,” which requires assets and liabilities assumed to be recorded at fair value. The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for OMAM’s acquisition of Landmark:

Landmark
Purchase price
Cash	$239.2
Seller's expenses	3.5
Total consideration	242.7
Identifiable assets and liabilities
Cash	23.4
Receivables	8.5
Indefinite-life trade name	1.0
Amortizable intangible asset management contracts	85.0
Fixed assets	5.1
Other current assets (liabilities), net	(26.7)
Assets (liabilities), net	(1.7)
Total identifiable assets and liabilities	94.6
Goodwill	$148.1
The primary aspects of the purchase price allocation relate to amortizable intangible asset management contracts, the indefinite-life trade name and goodwill, which is the amount by which the purchase price exceeds the fair value of the net assets acquired. The amounts recorded for certain assets and liabilities are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. During the three months ended March 31, 2017, certain measurement period adjustments were recorded to the provisional values recorded as of December 31, 2016. These adjustments primarily related to the updated estimates, which resulted in an increase to the total consideration paid of $0.3 million, a decrease to the fair value of the identifiable net assets acquired of $1.6 million and an increase to the amount recorded to goodwill of $1.9 million. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the applicable acquisition date, as permitted under U.S. GAAP. The final values may also result in changes to the amortization expense related to intangible assets and will be recognized in the period of adjustment. Any potential adjustments made could be material in relation to the values presented in the table above.
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
We incurred transaction costs of $6.1 million related to the acquisition of Landmark during 2016. These costs are recorded within general and administrative expense in the Condensed Consolidated Statements of Operations. There were no transaction costs incurred during the three months ended March 31, 2017.
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
The financial results of Landmark included in OMAM’s consolidated financial results for the three months ended March 31, 2017, include revenues of $24.1 million, with $(10.3) million of net loss included in net income attributable to OMAM, which includes amortization of intangible assets recorded in purchase accounting and compensation expense for the arrangements with the employees of Landmark noted above.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Investments

Investments are comprised of the following as of the dates indicated (in millions):

	March 31, 2017	December 31, 2016
Investments of consolidated Funds held at fair value	$43.3	$35.5
Other investments held at fair value	19.2	17.5
Investments related to long-term incentive compensation plans held at fair value	85.0	78.1
Equity-accounted investments in unconsolidated Funds	27.9	30.5
Total investments held at fair value	175.4	161.6
Equity-accounted investments in Affiliates	58.0	55.2
Other investments*	1.9	52.0
Total investments per Consolidated Balance Sheets	$235.3	$268.8

* Other investments represent cost-basis investments made by one of our Affiliates, including investments in timber and timberlands. At December 31, 2016, $50.1 million of these investments were recorded at the lower of cost or fair value less costs to sell and subsequently sold in January 2017 for a net gain of approximately $1.7 million.
Investment income is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2017	2016
Investment return of equity-accounted investments in unconsolidated Funds	$0.4	$—
Realized and unrealized gains on other investments held at fair value	1.7	—
Investment return of held for sale investments	1.7	0.3
Total return on OMAM investments	3.8	0.3
Investment return of equity-accounted investments in Affiliates	2.3	3.2
Total investment income per Consolidated Statement of Operations	$6.1	$3.5

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2017
Assets of OMAM and consolidated Funds(1)
Common and preferred stock	$43.0	$—	$—	$—	$43.0
Short-term investment funds	0.3	—	—	—	0.3
Consolidated Funds total	43.3	—	—	—	43.3
Investments in separate accounts(2)	8.0	—	—	—	8.0
Investments related to long-term incentive compensation plans(3)	85.0	—	—	—	85.0
Investments in unconsolidated Funds(4)	—	—	—	39.1	39.1
OMAM total	93.0	—	—	39.1	132.1
Total fair value assets	$136.3	$—	$—	$39.1	$175.4
Liabilities of consolidated Funds(1)
Common stock	$(5.4)	$—	$—	$—	$(5.4)
Consolidated Funds total	(5.4)	—	—	—	(5.4)
Total fair value liabilities	$(5.4)	$—	$—	$—	$(5.4)

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2016
Assets of OMAM and consolidated Funds(1)
Common and preferred stock	$35.1	$—	$—	$—	$35.1
Short-term investment funds	0.4	—	—	—	0.4
Consolidated Funds total	35.5	—	—	—	35.5
Investments in separate accounts(2)	7.5	—	—	—	7.5
Investments related to long-term incentive compensation plans(3)	78.1	—	—	—	78.1
Investments in unconsolidated Funds(4)	—	—	—	40.5	40.5
OMAM total	85.6	—	—	40.5	126.1
Total fair value assets	$121.1	$—	$—	$40.5	$161.6
Liabilities of OMAM and consolidated Funds(1)
Common stock	$(5.0)	$—	$—	$—	$(5.0)
Consolidated Funds total	(5.0)	—	—	—	(5.0)
Derivative securities	—	(0.1)	—	—	(0.1)
OMAM total	—	(0.1)	—	—	(0.1)
Total fair value liabilities	$(5.0)	$(0.1)	$—	$—	$(5.1)

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates. $43.3 million in assets and $5.4 million in liabilities at March 31, 2017 and $35.5 million in assets and $5.0 million in liabilities at December 31, 2016 are the result of the consolidation of Funds sponsored by the Company’s Affiliates.

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
Equity, short-term investment funds and derivatives which are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Fair Value Measurements (cont.)

and valuation adjustments are not applied, they are classified as Level I. These securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II.

(2)
Investments in separate accounts of $8.0 million at March 31, 2017 consist of approximately 1% of cash equivalents and 99% of equity securities. Investments in separate accounts of $7.5 million at December 31, 2016 consist of approximately 28% of cash equivalents and 72% of equity securities. The Company has valued these using the published price of the underlying securities as of the measurement date. Accordingly, the Company has classified these investments as Level I.

(3)
Investments related to long term compensation plans of $85.0 million and $78.1 million at March 31, 2017 and December 31, 2016, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The $39.1 million and $40.5 million at March 31, 2017 and December 31, 2016, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient. The Company has not classified these investments in the fair value hierarchy in accordance with ASU 2015-07, Fair Value Measurement, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and UCITS. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eight years from March 31, 2017. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Not included in the above are $1.9 million and $52.0 million at March 31, 2017 and December 31, 2016, respectively, of various investments carried at cost, including investments in timber and timberlands.
There were no significant transfers of financial assets or liabilities among Levels I, II or III during the three months ended March 31, 2017 or 2016.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	3/31/2017	12/31/2016
Assets
Investments at fair value	$20.3	$14.9
Other assets of consolidated Funds	0.4	0.6
Total Assets	$20.7	$15.5
Liabilities
Other liabilities of consolidated Funds	$0.3	$0.7
Total Liabilities	$0.3	$0.7
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2017	December 31, 2016
Unconsolidated VIE assets	$6,001.3	$6,006.3
Unconsolidated VIE liabilities	$3,767.1	$3,740.2
Equity interests on the Condensed Consolidated Balance Sheet	$56.4	$54.2
Maximum risk of loss(1)	$60.8	$58.5

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
7) Related Party Transactions
The Company’s Parent has historically provided the Company with various oversight services, including governance, which includes compensation for board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. Many of these services have been transitioned to the Company and therefore the cost charged by the Parent has decreased. That portion of the above costs which (i) are directly attributable to the Company, (ii) have been charged to the Company by the Parent and (iii) have been paid to the Parent by the Company, have been recorded in the Company’s unaudited Condensed Consolidated Financial Statements and was $0.3 million and $0.3 million in the three months ended March 31, 2017 and 2016, respectively.
During 2016, the Company made a loan to an equity-method Affiliate that was used to make co-investments in Affiliate Funds. Amounts due to the Company in connection with this loan are included in other assets on the Company’s Consolidated Balance Sheets and were $3.2 million and $2.7 million at March 31, 2017 and at December 31, 2016, respectively.
During 2014, the Company entered into a seed capital management agreement, a Deferred Tax Asset Deed, a Co-investment Deed and a shareholder agreement with the Parent and/or the Parent’s subsidiaries. During 2016, the Company and the Parent agreed to amend the seed capital management agreement. As a result of the amendment, the Company purchased approximately $39.6 million of seed investments from the Parent in September 2016. As of March 31, 2017, the Company managed approximately $81.2 million of seed and co-investment capital provided by the Parent. The Company intends to purchase all remaining seed capital investments covered by the seed capital management agreement on or around June 30, 2017 (estimated at approximately $65 million). Amounts owed to the parent associated with the Co-investment Deed were $8.4 million at March 31, 2017. As of March 31, 2017, the Company had recorded $3.9 million for redemptions and estimated taxes due under the Co-investment deed. Amounts withheld in excess of the future tax liability will be payable to the Parent upon settlement.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Related Party Transactions (cont.)

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
8) Borrowings and Debt
The Company’s long-term debt at March 31, 2017 was comprised of a revolving credit facility and long-term bonds.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Borrowings and Debt (cont.)

At March 31, 2017 the outstanding balance of the facility was $0.0 million ($350 million of undrawn revolving credit facility capacity). Including $392.4 million of long-term bonds (see below), the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.76x and interest coverage ratio was 13.4x.
At December 31, 2016 the outstanding balance of the facility was $0.0 million ($350 million of undrawn revolving credit facility capacity). Including $392.3 million of long-term bonds (see below), the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.88x and interest coverage ratio was 18.5x.
Long-term bonds
The Company’s long-term bonds were comprised of the following as of the dates indicated (in millions):

	March 31, 2017				December 31, 2016
Long-term bonds:	Maturity amount	Discount and issuance costs	Carrying value	Fair Value	Carrying value	Fair Value
4.80% Senior Notes Due 2026	$275.0	$(3.4)	$271.6	$274.6	$271.6	$271.0
5.125% Senior Notes Due 2031	125.0	(4.2)	120.8	114.9	120.7	107.9
Total long-term bonds	$400.0	$(7.6)	$392.4	$389.5	$392.3	$378.9
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Borrowings and Debt (cont.)

Interest expense
Interest expense incurred amounted to a total of $5.9 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense consists of interest accrued on the long-term debt and amortization of debt-related costs.
9) Commitments and Contingencies
Operational commitments
The Company had unfunded commitments to invest up to approximately $55 million in co-investments with its Affiliates as of March 31, 2017. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of March 31, 2017, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2017, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2017.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Commitment and Contingencies (cont.)

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
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to controlling interests	$21.4	$30.8
Less: Total income available to participating unvested securities(1)	(0.2)	(0.2)
Total net income attributable to ordinary shares	$21.2	$30.6
Denominator:
Weighted-average ordinary shares outstanding—basic	113,479,229	120,024,818
Potential ordinary shares:
Restricted stock units	877,257	23,082
Weighted-average ordinary shares outstanding—diluted	114,356,486	120,047,900
Earnings per ordinary share attributable to controlling interests:
Basic	$0.19	$0.26
Diluted	$0.19	$0.26

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (in millions):

	For the three months ended March 31, 2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$0.8	$—	$0.8
Amortization related to derivative securities	0.6	(0.4)	0.2
Other comprehensive income (loss)	$1.4	$(0.4)	$1.0

	For the three months ended March 31, 2016
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$0.2	$—	$0.2
Change in net realized and unrealized gain (loss) on derivative securities	(13.8)	2.8	(11.0)
Other comprehensive income (loss)	$(13.6)	$2.8	$(10.8)
The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 were as follows (in millions):

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2016	$(1.2)	$(26.9)	$(28.1)
Other comprehensive income	0.8	0.2	1.0
Balance, as of March 31, 2017	$(0.4)	$(26.7)	$(27.1)
The Company reclassified $0.6 million from accumulated other comprehensive income (loss) to interest expense on the Consolidated Statements of Income for the three months ended March 31, 2017. There were no material amounts reclassified from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Derivatives and Hedging

Cash flow hedge
In July 2015, the Company entered into a $300 million notional Treasury rate lock contract which was designated and qualified as a cash flow hedge under Accounting Standard Codification 815, "Derivatives and Hedging," (“ASC 815”). The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. In November 2015, at the Treasury rate lock termination date, the Company de-designated the Treasury rate lock and entered into an extension for the same $300 million notional through early July 2016. In July 2016, the Company entered into a second extension to the Treasury rate lock in conjunction with the issuances of the previously forecasted debt. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 7, Borrowings and Debt, for additional information on the debt issuances.
Consistent with the original Treasury rate lock, the extended Treasury rate locks were designated and qualified as cash flow hedges under ASC 815. The Company documented its hedging strategy and risk management objective for these contracts in anticipation of the July 2016 debt issuance. The extended Treasury rate locks effectively eliminated the impact of fluctuations in the underlying benchmark interest rate for the debt issuances. The Company assessed the effectiveness of the hedging contracts at each of the extended Treasury rate locks’ inception dates and on a quarterly basis thereafter, where applicable. At the rate lock settlement the hedging contracts were evaluated to be highly effective in offsetting changes in cash flows associated with the hedged items. The Company did not record any hedge ineffectiveness in 2016.
As of March 31, 2017 the balance recorded in accumulated other comprehensive income was $(26.7) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. An amount of $0.6 million has been reclassified for the three months ended March 31, 2017. During the next twelve months the Company expects to reclassify approximately $2.7 million to interest expense.
13) Discontinued Operations and Restructuring
All of the Company’s discontinued operations were wound down or transferred to the Parent prior to 2015.
The Company recognized a gain (loss) on disposal, net of taxes, of $(0.1) million and $0.2 million, with basic and diluted discontinued operations earnings per share of $0.00 and $0.00 for the three months ended March 31, 2017 and 2016, respectively. Gains and losses on disposal of discontinued operations represent the Company’s rights or obligations related to contractual residual interests in previously discontinued operations.

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

•
U.S. GAAP Results of Operations for the three months ended March 31, 2017 and 2016 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items for the three months ended March 31, 2017 and 2016 as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure - Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three months ended March 31, 2017 and 2016 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

•
Capital Resources and Liquidity discusses our key balance sheet data. This section also discusses Adjusted EBITDA; Cash Flows from the business; Future Capital Needs; and Long-Term Debt. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of U.S. GAAP net income attributable to controlling interests to Adjusted EBITDA.

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
Under U.S. GAAP, our Affiliates may be consolidated into our operations or may be accounted for as equity investments. We may also be required to consolidate certain of our Affiliates’ sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third-party clients in those Funds.
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
The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 70% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $51.7 billion, or 24% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which OMAM participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three year basis. Carried interests are features of private equity funds, which are calculated based on long term cumulative returns. In addition, approximately $11 billion of performance fee eligible AUM is managed by our equity-accounted Affiliates. Fees earned on these assets are not reflected as part of ENI or U.S. GAAP performance fee revenue.
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
ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes non-cash charges representing the changes in the value of Affiliate equity and profit interests held by Affiliate key employees, the results of discontinued operations which are no longer part of our business and that portion of consolidated Funds which are not attributable to our shareholders. ENI is also adjusted for amortization of acquisition-related contingent consideration and pre-acquisition retained equity with service components.
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
“Non-controlling interests” is a concept under U.S. GAAP that identifies net components of revenues and expenses that are not attributable to our shareholders. For example the portion of the net income (loss) of any consolidated Fund that is attributable to the outside investors or clients of the consolidated Fund is included in “Non-controlling interests” in our Consolidated Financial Statement. Conversely, “controlling interests” is the portion of revenue or expense that is attributable to our shareholders.
For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure — Economic Net Income."
Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2017 and 2016:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
U.S. GAAP Basis
Revenue	$196.2	$149.6	$46.6
Pre-tax income from continuing operations attributable to controlling interests	27.1	44.0	(16.9)
Net income attributable to controlling interests	21.4	30.8	(9.4)
U.S. GAAP operating margin(1)	12%	27%	(1543) bps
Earnings per share, basic ($)	$0.19	$0.26	$(0.07)
Earnings per share, diluted ($)	$0.19	$0.26	$(0.07)
Basic shares outstanding (in millions)	113.5	120.0	(6.5)
Diluted shares outstanding (in millions)	114.4	120.0	(5.6)

Economic Net Income Basis(2)
(Non-GAAP measure used by management)
ENI revenue(3)	$198.8	$152.9	$45.9
Pre-tax economic net income(4)	52.4	42.9	9.5
Economic net income(5)	38.9	32.0	6.9
ENI diluted EPS	$0.34	$0.27	$0.07
Adjusted EBITDA	$59.9	$45.3	$14.6
ENI operating margin(6)	36%	34%	269 bps

Other Operational Information
Assets under management (AUM) at period end (in billions)	$249.7	$218.0	$31.7
Net client cash flows (in billions)	(2.5)	2.4	(4.9)
Annualized revenue impact of net flows (in millions)(7)	0.8	7.3	(6.5)

(1)
U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 12% for the three months ended March 31, 2017 and 27% for the three months ended March 31, 2016.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income.”

(3)	ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.

(4)	Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.

(5)	Economic net income is the ENI measure which corresponds to U.S. GAAP net income from continuing operations attributable to controlling interests.

(6)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. The ENI operating margin corresponds to our U.S. GAAP operating margin, excluding the effect of consolidated Funds.

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

Assets Under Management
Our total assets under management as of March 31, 2017 were $249.7 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	March 31, 2017	December 31, 2016
Acadian Asset Management	$82.1	$75.0
Barrow, Hanley, Mewhinney & Strauss	91.2	92.3
Campbell Global	5.2	5.2
Copper Rock Capital Partners	5.5	5.1
Heitman	31.4	31.2
Investment Counselors of Maryland	2.0	2.0
Landmark Partners	10.4	9.7
Thompson, Siegel & Walmsley	21.9	19.9
Total assets under management	$249.7	$240.4

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of real estate, timberland investments, secondary Funds and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2017	December 31, 2016
U.S. equity, small/smid cap value	$7.9	$7.9
U.S. equity, mid cap value	12.5	11.3
U.S. equity, large cap value	58.3	59.2
U.S. equity, core/blend	3.4	3.6
Total U.S. equity	82.1	82.0
Global equity	34.2	32.3
International equity	46.6	42.5
Emerging markets equity	24.4	21.6
Total global/non-U.S. equity	105.2	96.4
Fixed income	13.2	13.9
Alternatives	49.2	48.1
Total assets under management	$249.7	$240.4
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

The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2017	2016
U.S. equity
Beginning balance	$82.0	$76.9
Gross inflows	1.7	3.1
Gross outflows	(4.6)	(2.4)
Net flows	(2.9)	0.7
Market appreciation	3.0	0.5
Other	—	0.5
Ending balance	$82.1	$78.6
Average AUM	$82.5	$75.7

Global / non-U.S. equity
Beginning balance	$96.4	$84.8
Gross inflows	4.5	4.2
Gross outflows	(4.1)	(2.4)
Net flows	0.4	1.8
Market appreciation	8.4	1.3
Other	—	0.4
Ending balance	$105.2	$88.3
Average AUM	$101.1	$83.5

Fixed income
Beginning balance	$13.9	$13.8
Gross inflows	0.6	0.2
Gross outflows	(1.5)	(0.6)
Net flows	(0.9)	(0.4)
Market appreciation	0.2	0.7
Ending balance	$13.2	$14.1
Average AUM	$13.5	$13.9

Alternatives
Beginning balance	$48.1	$36.9
Gross inflows	1.4	1.9
Gross outflows	(0.4)	(0.3)
Hard asset disposals	(0.1)	(1.3)
Net flows	0.9	0.3
Market appreciation	0.2	0.6
Other	—	(0.8)
Ending balance	$49.2	$37.0
Average AUM	$48.6	$37.4

Total
Beginning balance	$240.4	$212.4
Gross inflows	8.2	9.4
Gross outflows	(10.6)	(5.7)
Hard asset disposals	(0.1)	(1.3)
Net flows	(2.5)	2.4
Market appreciation	11.8	3.1
Other	—	0.1
Ending balance	$249.7	$218.0
Average AUM	$245.7	$210.5

Annualized basis points: inflows	42.6	37.7
Annualized basis points: outflows	31.9	40.0
Annualized revenue impact of net flows ($ in millions)	$0.8	$7.3

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

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.
The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2017	2016
Sub-advisory
Beginning balance	$75.9	$69.0
Gross inflows	2.6	4.0
Gross outflows	(3.5)	(2.4)
Net flows	(0.9)	1.6
Market appreciation	3.8	0.7
Other	—	0.3
Ending balance	$78.8	$71.6

Institutional
Beginning balance	$154.1	$133.8
Gross inflows	5.0	4.9
Gross outflows	(6.6)	(2.7)
Hard asset disposals	(0.1)	(1.3)
Net flows	(1.7)	0.9
Market appreciation	7.9	2.3
Other	—	(0.6)
Ending balance	$160.3	$136.4

Retail/Other
Beginning balance	$10.4	$9.6
Gross inflows	0.6	0.5
Gross outflows	(0.5)	(0.6)
Net flows	0.1	(0.1)
Market appreciation	0.1	0.1
Other	—	0.4
Ending balance	$10.6	$10.0

Total
Beginning balance	$240.4	$212.4
Gross inflows	8.2	9.4
Gross outflows	(10.6)	(5.7)
Hard asset disposals	(0.1)	(1.3)
Net flows	(2.5)	2.4
Market appreciation	11.8	3.1
Other	—	0.1
Ending balance	$249.7	$218.0

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2017	2016
U.S.
Beginning balance	$191.6	$171.8
Gross inflows	7.0	6.5
Gross outflows	(9.0)	(5.0)
Hard asset disposals	(0.1)	(0.7)
Net flows	(2.1)	0.8
Market appreciation	8.9	2.4
Other	—	0.1
Ending balance	$198.4	$175.1

Non-U.S.
Beginning balance	$48.8	$40.6
Gross inflows	1.2	2.9
Gross outflows	(1.6)	(0.7)
Hard asset disposals	—	(0.6)
Net flows	(0.4)	1.6
Market appreciation	2.9	0.7
Ending balance	$51.3	$42.9

Total
Beginning balance	$240.4	$212.4
Gross inflows	8.2	9.4
Gross outflows	(10.6)	(5.7)
Hard asset disposals	(0.1)	(1.3)
Net flows	(2.5)	2.4
Market appreciation	11.8	3.1
Other	—	0.1
Ending balance	$249.7	$218.0
At March 31, 2017, our total assets under management were $249.7 billion, an increase of $9.3 billion, or 3.9%, compared to $240.4 billion at December 31, 2016 and an increase of $31.7 billion, or 14.5%, compared to $218.0 billion at March 31, 2016.  The change in assets under management during the three months ended March 31, 2017 reflects net market appreciation of $11.8 billion and net flows of $(2.5) billion.

For the three months ended March 31, 2017, our net flows were $(2.5) billion compared to $2.4 billion for the three months ended March 31, 2016. Hard asset disposals of $(0.1) billion are reflected in the net flows for the three months ended March 31, 2017 and $(1.3) billion for the three months ended March 31, 2016. For the three months ended March 31, 2017, the annualized revenue impact of the net flows decreased to $0.8 million compared to $7.3 million for the three months ended March 31, 2016. Gross inflows of $8.2 billion in the three months ended March 31, 2017 yielded an average of 43 bps compared to $9.4 billion yielding 38 bps in the year-ago period. Gross outflows and hard asset disposals of $(10.7) billion yielded 32 bps in the three months ended March 31, 2017 compared to $(7.0) billion yielding 40 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three Months Ended March 31, 2017 and 2016
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in millions)	2017	2016	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$195.7	$149.6	$46.1
Performance fees	0.2	—	0.2
Other revenue	0.1	—	0.1
Consolidated Funds’ revenue	0.2	—	0.2
Total revenue	196.2	149.6	46.6
Compensation and benefits	142.8	84.6	58.2
General and administrative expense	25.6	21.8	3.8
Amortization of acquired intangibles	1.6	—	1.6
Depreciation and amortization	2.5	2.2	0.3
Consolidated Funds’ expense	0.2	—	0.2
Total expenses	172.7	108.6	64.1
Operating income	23.5	41.0	(17.5)
Investment income	6.1	3.5	2.6
Interest income	0.1	—	0.1
Interest expense	(5.9)	(0.5)	(5.4)
Net consolidated Funds’ investment gains	4.2	—	4.2
Income from continuing operations before taxes	28.0	44.0	(16.0)
Income tax expense	5.6	13.4	(7.8)
Income from continuing operations	22.4	30.6	(8.2)
Gain (loss) on disposal of discontinued operations, net of tax	(0.1)	0.2	(0.3)
Net income	22.3	30.8	(8.5)
Net income attributable to non-controlling interests in consolidated Funds	0.9	—	0.9
Net income attributable to controlling interests	$21.4	$30.8	$(9.4)

Basic earnings per share ($)	$0.19	$0.26	$(0.07)
Diluted earnings per share ($)	0.19	0.26	(0.07)
Weighted average basic ordinary shares outstanding	113.5	120.0	(6.5)
Weighted average diluted ordinary shares outstanding	114.4	120.0	(5.6)

U.S. GAAP operating margin(1)	12%	27%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Statement of Operations	2017	2016
Net income attributable to controlling interests	$21.4	$30.8
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	0.1	(0.2)
Net income from continuing operations attributable to controlling interests	21.5	30.6
Add: Income tax expense	5.6	13.4
Pre-tax income from continuing operations attributable to controlling interests	$27.1	$44.0
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

iii.	other revenue, consisting primarily of marketing, distribution and joint venture income; and

iv.	revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 37.4 bps for the three months ended March 31, 2017 and 33.7 bps for the three months ended March 31, 2016. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by acquisitions, net inflows or outflows in certain asset classes or disproportionate market movements. The three months ended March 31, 2017 were positively impacted by the higher yield on alternative assets acquired in the Landmark transaction.

Our average basis points by asset class (including both consolidated Affiliates that are included, and equity-accounted Affiliates that are not included in management fee revenue) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended March 31,
	2017		2016
	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$52.4	26	$47.4	25
Global/non-U.S. equity	103.7	42	87.6	42
Fixed income	7.1	21	7.2	21
Alternatives	65.0	54	39.3	42
Management fee revenue & weighted average fee rate on average AUM, including equity-accounted Affiliates	$228.2	37.7	$181.5	34.7
Less: Revenue from equity-accounted Affiliates	(32.5)		(31.9)
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$195.7	37.4	$149.6	33.7
Average AUM	$245.7		$210.5
Average AUM excluding equity-accounted Affiliates	212.4		178.8

(1)	Amounts shown excluding equity-accounted Affiliates are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended March 31, 2017 compared to three months ended March 31, 2016: Management fees increased $46.1 million, or 30.8%, from $149.6 million for the three months ended March 31, 2016 to $195.7 million for the three months ended March 31, 2017. The increase was attributable to increases in average assets under management excluding equity-accounted Affiliates, which increased 18.8% from $178.8 billion for the three months ended March 31, 2016 to $212.4 billion for the three months ended March 31, 2017, combined with increases in the weighted average fee rate earned on our average assets under management.
Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 37.4 basis points for the three months ended March 31, 2017 and 33.7 basis points for the three months ended March 31, 2016, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates, with a portion of the increase due to the addition of the higher-fee rate assets under management due to the Landmark transaction. Compared to the three months ended March 31, 2016, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 5%, to 56% of average assets, while the mix of U.S. equity and fixed income decreased approximately (5)% to 44% of average assets. This shift was driven by flows, as well as the addition of Landmark and the impact of market movements.

Performance Fees
Approximately $51.7 billion, or 24% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features, where we participate in such a fee. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that are subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustment up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at March 31, 2017 ($ in billions)				Management fees for the three months ended March 31, 2017 ($ in millions)			Performance fees for the three months ended March 31, 2017 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees		AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$17.8	$11.2	*	$6.6	$35.3	$25.7	$9.6	$—	—%	—%
Separate accounts/other products	198.5	153.4		45.1	160.4	135.6	24.8	0.2	0.8%	0.1%
Total	$216.3	$164.6		$51.7	$195.7	$161.3	$34.4	$0.2	0.6%	0.1%

*
Certain legacy Landmark Funds include a carried interest component in which we do not participate and which is not consolidated in our financial results. A majority of the $11.2 billion shown here includes such Funds managed by Landmark and any carried interest earned by these Funds is not attributable to us.

In aggregate, we recognized $0.2 million in performance fees in the three months ended March 31, 2017. Included in this number were $(3.2) million of negative performance fees, calculated in total by each Affiliate that had net negative performance fees on a year-to-date basis.  The negative performance fee generally represents performance adjustments in certain sub-advisory accounts. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were 0.1% of total fees for the three months ended March 31, 2017 and 0.0% of total fees for the three months ended March 31, 2016. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three Months Ended March 31,
($ in millions)	2017	2016
Gross performance fees	$0.2	$—
Net performance fees(1)	0.4	—
Percentage of performance fees accruing to OMAM(2)	200.0%	n/m
Gross performance fees as a percentage of total fees(3)	0.1%	—%

(1)
Net performance fees are shown after the effect of contractual variable compensation and distributions to key employees of the Affiliates and represent the amount of the performance fee directly attributable to our shareholders.

(2)
Reflects net performance fees as a percentage of gross performance fees. Net performance fees can be greater than gross performance fees when the Affiliate employees’ share of the negative performance fees are greater than the corresponding percentages of the positive fees earned.

(3)
Total fees, comprised of management fees and performance fees, excluding the effect of consolidated Funds were $195.9 million for the three months ended March 31, 2017 and $149.6 million for the three months ended March 31, 2016.

Three months ended March 31, 2017 compared to three months ended March 31, 2016: Performance fees increased $0.2 million, from $0.0 million for the three months ended March 31, 2016 to $0.2 million for the three months ended March 31, 2017.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of March 31, 2017.
Other Revenue
Three months ended March 31, 2017 compared to three months ended March 31, 2016: Other revenue increased $0.1 million, from $0.0 million for the three months ended March 31, 2016 to $0.1 million for the three months ended March 31, 2017. Amounts in other revenue are attributable to service fees paid to the Company by certain Affiliate Funds.
U.S. GAAP Expenses
Our U.S. GAAP expenses principally consist of:

i.
compensation paid to our investment professionals and other employees, including base salary, benefits, sales-based compensation, variable compensation, Affiliate distributions, revaluation of key employee owned Affiliate equity and profit interests, and the amortization of acquisition-related consideration and pre-acquisition employee equity;

ii.	general and administrative expenses;

iii.	amortization of acquired intangible assets;

iv.	depreciation and amortization charges; and

v.	expenses of consolidated Funds, the net cost of which is attributable to the holders of non-controlling interests.

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in millions)	2017	2016
Fixed compensation and benefits(1)	$42.8	$35.4
Sales-based compensation(2)	4.4	4.8
Variable compensation(3)	51.2	37.4
Affiliate key employee distributions(4)	14.9	8.3
Non-cash Affiliate key employee equity revaluations(5)	11.9	(1.3)
Acquisition-related consideration and pre-acquisition employee equity(6)	17.6	—
Total U.S. GAAP compensation and benefits expense	$142.8	$84.6

(1)	Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided.

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

	Three Months Ended March 31,
($ in millions)	2017	2016
Cash variable compensation	$45.0	$31.1
Non-cash equity-based award amortization	6.2	6.3
Total variable compensation	$51.2	$37.4

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
Three months ended March 31, 2017 compared to three months ended March 31, 2016: Compensation and benefits expense increased $58.2 million, or 68.8%, from $84.6 million for the three months ended March 31, 2016 to $142.8 million for the three months ended March 31, 2017. Fixed compensation and benefits increased $7.4 million, or 20.9%, from $35.4 million for the three months ended March 31, 2016 to $42.8 million for the three months ended March 31, 2017. This reflects annual cost of living increases and higher compensation costs as a result of the Landmark acquisition. Variable compensation increased $13.8 million, or 36.9%, from $37.4 million for the three months ended March 31, 2016 to $51.2 million for the three months ended March 31, 2017. The increase was attributable to higher pre-variable compensation earnings, including the acquisition of Landmark, which in turn was primarily attributable to increases in management fee revenue. Sales-based compensation decreased $(0.4) million, or (8.3)%, from $4.8 million for the three months ended March 31, 2016 to $4.4 million for the three months ended March 31, 2017, as a result of the timing and structure of sales-based compensation due. Affiliate key employee distributions increased $6.6 million, or 79.5%, from $8.3 million for the three months ended March 31, 2016 to $14.9 million for the three months ended March 31, 2017 primarily as a result of higher earnings before Affiliate key employee distributions at the consolidated Affiliates, combined with the effect of the Landmark transaction, where employees retain a 40% ownership position. Revaluations of Affiliate equity increased by $13.2 million, reflecting revaluations of key employee ownership at certain Affiliates, as the value of Affiliate equity decreased $(1.3) million in the three months ended March 31, 2016 and increased $11.9 million in the three months ended March 31, 2017. Acquisition-related consideration and pre-acquisition equity was $17.6 million for the three months ended March 31, 2017 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements. The increase in compensation resulting from the amortization of acquisition-related consideration and pre-acquisition employee equity, as well as the non-cash Affiliate key employee equity revaluations, were the primary reasons for the reduction of our U.S. GAAP operating margin.
General and Administrative Expense
Three months ended March 31, 2017 compared to three months ended March 31, 2016: General and administrative expense increased $3.8 million, or 17.4%, from $21.8 million for the three months ended March 31, 2016 to $25.6 million for the three months ended March 31, 2017, driven by systems costs, new initiatives and the impact of Landmark.
Amortization of Acquired Intangibles Expense
Three months ended March 31, 2017 compared to three months ended March 31, 2016: Amortization of acquired intangibles expense increased to $1.6 million for the three months ended March 31, 2017 from $0.0 million for the three months ended March 31, 2016. The increase reflects the amortization of intangible assets acquired in the Landmark transaction.

Depreciation and Amortization Expense
Three months ended March 31, 2017 compared to three months ended March 31, 2016: Depreciation and amortization expense increased $0.3 million, or 13.6%, from $2.2 million for the three months ended March 31, 2016 to $2.5 million for the three months ended March 31, 2017. The increase was primarily due to additional fixed asset and technology investments in the business in 2015 and 2016.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended March 31, 2017 compared to three months ended March 31, 2016: Investment income increased $2.6 million, or 74.3%, from $3.5 million for the three months ended March 31, 2016 to $6.1 million for the three months ended March 31, 2017. In the three months ended March 31, 2017, an Affiliate of the Company sold a cost-basis investment in timber and timberlands for a net gain of $1.7 million. The remainder of the increase is primarily due to gains on seed investments.
Interest Income

Three months ended March 31, 2017 compared to three months ended March 31, 2016: Interest income increased $0.1 million, from $0.0 million for the three months ended March 31, 2016 to $0.1 million for the three months ended March 31, 2017. The increase was due to higher average cash balances in 2017.
Interest Expense
Three months ended March 31, 2017 compared to three months ended March 31, 2016: Interest expense increased $5.4 million, from $0.5 million for the three months ended March 31, 2016 to $5.9 million for the three months ended March 31, 2017, reflecting the issuance of $400 million in long-term debt in July 2016.
U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted primarily by adjustments to reserves for uncertain tax positions, adjustments to the valuation allowance for deferred tax assets, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements. Our effective tax rate could be impacted in the future by these items as well as changes in tax laws and regulations in jurisdictions in which we operate.
Three months ended March 31, 2017 compared to three months ended March 31, 2016: Income tax expense decreased $(7.8) million, or (58.2)%, from $13.4 million for the three months ended March 31, 2016 to $5.6 million for the three months ended March 31, 2017. The effective tax rate decreased to 20.8% for the three months ended March 31, 2017 from 30.4% for the three months ended March 31, 2016. The decrease relates primarily to decreases in income from continuing operations before tax and decreases in the adjustments to uncertain tax positions. In 2016 the adjustment for uncertain tax positions increased the income tax expense and in 2017 a true-up adjustment relating to accrued interest on uncertain tax positions decreased income tax expense.

U.S. GAAP Consolidated Funds
Three months ended March 31, 2017 compared to three months ended March 31, 2016: Funds consolidation for the three months ended March 31, 2017 reflected consolidated Funds revenue of $0.2 million, consolidated Funds expense of $0.2 million and consolidated Funds investment gain (loss) of $4.2 million. We did not consolidate any funds in the three months ended March 31, 2016, therefore there was no income or loss attributable to non-controlling interests of consolidated Funds in that period.
Discontinued Operations
Three months ended March 31, 2017 compared to three months ended March 31, 2016: All of our discontinued operations were wound down or transferred to our Parent prior to the third quarter of 2014 and there were no results from discontinued operations in either the three months ended March 31, 2016 or March 31, 2017. Discontinued operations consisted of a gain on disposal of $0.2 million for the three months ended March 31, 2016 and a loss on disposal of $(0.1) million for the three months ended March 31, 2017, in each case net of tax, representing incremental gains (losses) from disposals in each period. Gains and losses on disposal of discontinued operations represent our rights or obligations related to contractual residual interests in previously discontinued operations.
Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2017 and 2016. In the third quarter of 2016, following the purchase of certain seed capital investments from our Parent, we consolidated certain Funds pursuant to ASU 2015-02. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to make the two periods presented comparable.

	Three Months Ended March 31,
($ in millions)	2017	2016
Numerator: Operating income	$23.5	$41.0
Denominator: Total revenue	$196.2	$149.6
U.S. GAAP operating margin(1)	12.0%	27.4%

Numerator: Total operating expenses(2)	$172.5	$108.6
Denominator: Management fee revenue	$195.7	$149.6
U.S. GAAP operating expense / management fee revenue(3)	88.1%	72.6%

Numerator: Variable compensation	$51.2	$37.4
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$89.6	$86.7
U.S. GAAP variable compensation ratio(3)	57.1%	43.1%

Numerator: Affiliate key employee distributions	$14.9	$8.3
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$38.4	$49.3
U.S. GAAP Affiliate key employee distributions ratio(3)	38.8%	16.8%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 12.0% for the three months ended March 31, 2017 and 27.4% for the three months ended March 31, 2016.

(2)	Excludes consolidated Funds expense of $0.2 million for the three months ended March 31, 2017 and $0.0 million for the three months ended March 31, 2016.

(3)	Excludes the effect of Funds consolidation for the three months ended March 31, 2017 and 2016.

(4)	Excludes consolidated Funds revenue of $0.2 million for the three months ended March 31, 2017 and $0.0 million for the three months ended March 31, 2016.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended March 31,
($ in millions)	2017	2016
Operating income	$23.5	$41.0
Affiliate key employee distributions	14.9	8.3
Operating income before Affiliate key employee distributions	38.4	49.3
Variable compensation	51.2	37.4
Operating income before variable compensation and Affiliate key employee distributions	$89.6	$86.7
Effects of Inflation
For the three months ended March 31, 2017 and 2016, inflation did not have a material effect on our consolidated results of operations.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2017 and 2016
The following table reconciles net income attributable to controlling interests to economic net income for the three months ended March 31, 2017 and 2016:

		Three Months Ended March 31,
($ in millions)		2017	2016
U.S. GAAP net income attributable to controlling interests		$21.4	$30.8
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	11.9	(1.3)
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	19.2	0.1
iii.	Capital transaction costs	—	0.1
iv.	Seed/Co-investment (gains) losses and financings(1)	(5.8)	—
v.	Tax benefit of goodwill and acquired intangibles deductions	2.2	0.6
vi.	Discontinued operations and restructuring	0.1	(0.2)
vii.	ENI tax normalization	0.1	1.4
Tax effect of above adjustments, as applicable(2)		(10.2)	0.5
Economic net income		$38.9	$32.0

(1)	The net return on seed/co-investment (gains) losses and financings for the three months ended March 31, 2017 and 2016 is shown in the following table:

	Three Months Ended March 31,
($ in millions)	2017	2016
Seed/Co-investment (gains) losses	$(6.7)	$(0.2)
Financing costs:
Seed/Co-investment average balance	61.1	57.8
Blended interest rate*	6.2%	1.5%
Financing costs	0.9	0.2
Net seed/co-investment (gains) losses and financing	$(5.8)	$—

* Prior to the July 2016 bond issuances, the blended interest rate was based on the interest rate on our revolving credit facility. Subsequent to the 2016 bond issuance, and going forward, the blended rate is based on the weighted average rate of the long-term bonds, unless there is alternative funding directly allocated to the seed capital.

(2)	Reflects the sum of line items i, ii, iii and iv taxed at the 40.2% U.S. statutory rate (including state tax).
Limitations of Economic Net Income
Economic net income is the key measure our management uses to evaluate the financial performance of, and make operational decisions for, our business. Economic net income is not audited and is not a substitute for net income or other performance measures that are derived in accordance with U.S. GAAP. Furthermore, our calculation of economic net income may differ from similarly titled measures provided by other companies.

Because the calculation of economic net income excludes certain ongoing expenses, including amortization expense and certain compensation costs, it has certain material limitations and should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings.
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in millions)	2017	2016
U.S. GAAP revenue	$196.2	$149.6
Include investment return on equity-accounted Affiliates	2.4	3.3
Exclude revenue from consolidated Funds attributable to non-controlling interests	(0.2)	—
Other	0.4	—
ENI revenue	$198.8	$152.9
The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2017	2016
Management fees(1)	$195.7	$149.6
Performance fees(2)	0.2	—
Other income, including equity-accounted Affiliates(3)	2.9	3.3
ENI revenue	$198.8	$152.9

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $2.4 million for the three months ended March 31, 2017 and $3.3 million for the three months ended March 31, 2016.

	Three Months Ended March 31,
($ in millions)	2017	2016
U.S. GAAP other revenue	$0.1	$—
Income from equity-accounted Affiliates	2.4	3.3
Other reconciling items	0.4	—
ENI other income	$2.9	$3.3

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
($ in millions)	2017	2016
U.S. GAAP operating expense	$172.7	$108.6
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(17.6)	—
Non-cash Affiliate key employee equity and profit interest revaluations	(11.9)	1.3
Amortization of acquired intangible assets	(1.6)	(0.1)
Capital transaction costs	—	(0.1)
Funds’ operating expense	(0.2)	—
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(51.2)	(37.4)
Affiliate key employee distributions	(14.9)	(8.3)
ENI operating expense	$75.3	$64.0

The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2017	2016
Fixed compensation & benefits(1)	$42.8	$35.4
General and administrative expenses(2)	30.0	26.5
Depreciation and amortization	2.5	2.1
ENI operating expense	$75.3	$64.0

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the three months ended March 31, 2017 and 2016 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2017	2016
Total U.S. GAAP compensation expense	$142.8	$84.6
Acquisition-related consideration and pre-acquisition employee equity	(17.6)	—
Non-cash Affiliate key employee equity revaluations excluded from ENI	(11.9)	1.3
Sales-based compensation reclassified to ENI general & administrative expenses	(4.4)	(4.8)
Affiliate key employee distributions	(14.9)	(8.3)
Variable compensation	(51.2)	(37.4)
ENI fixed compensation and benefits	$42.8	$35.4

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2017	2016
U.S. GAAP general and administrative expense	$25.6	$21.8
Sales-based compensation	4.4	4.8
Capital transaction costs	—	(0.1)
ENI general and administrative expense	$30.0	$26.5

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2017 and 2016. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2017	2016
Numerator: ENI operating earnings(1)	$72.3	$51.5
Denominator: ENI revenue	$198.8	$152.9
ENI operating margin(2)	36.4%	33.7%

Numerator: ENI operating expense	$75.3	$64.0
Denominator: ENI management fee revenue(3)	$195.7	$149.6
ENI operating expense ratio(4)	38.5%	42.8%

Numerator: ENI variable compensation	$51.2	$37.4
Denominator: ENI earnings before variable compensation(1)(5)	$123.5	$88.9
ENI variable compensation ratio(6)	41.5%	42.1%

Numerator: Affiliate key employee distributions	$14.9	$8.3
Denominator: ENI operating earnings(1)	$72.3	$51.5
ENI Affiliate key employee distributions ratio(7)	20.6%	16.1%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended March 31,
($ in millions)	2017	2016
U.S. GAAP operating income	$23.5	$41.0
Include investment return on equity-accounted Affiliates	2.4	3.3
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	11.9	(1.3)
Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	19.2	0.1
Capital transaction costs	—	0.1
Other	0.4	—
Affiliate key employee distributions	14.9	8.3
Variable compensation	51.2	37.4
ENI earnings before variable compensation	123.5	88.9
Less: ENI variable compensation	(51.2)	(37.4)
ENI operating earnings	72.3	51.5
Less: ENI Affiliate key employee distributions	(14.9)	(8.3)
ENI earnings after Affiliate key employee distributions	$57.4	$43.2

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 12.0% for the three months ended March 31, 2017 and 27.4% for the three months ended March 31, 2016.

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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2017	2016
Pre-tax economic net income(1)	$52.4	$42.9
Intercompany interest expense deductible for U.S. tax purposes	(19.3)	(17.7)
Taxable economic net income	33.1	25.2
Taxes at the U.S. federal and state statutory rates(2)	(13.3)	(10.1)
Other reconciling tax adjustments	(0.2)	(0.8)
Tax on economic net income	(13.5)	(10.9)
Add back intercompany interest expense previously excluded	19.3	17.7
Economic net income	$38.9	$32.0
Economic net income effective tax rate(3)	25.8%	25.4%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended March 31,
($ in millions)	2017	2016
U.S. GAAP interest income	$0.1	$—
U.S. GAAP interest expense	(5.9)	(0.5)
U.S. GAAP net interest expense	(5.8)	(0.5)
Other ENI interest expense exclusions(a)	0.8	0.2
ENI net interest income (expense)	(5.0)	(0.3)
ENI earnings after Affiliate key employee distributions(b)	57.4	43.2
Pre-tax economic net income	$52.4	$42.9

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

(b)
ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income (loss) to ENI earnings after Affiliate key employee distributions.

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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
($ in millions)	2017	2016
Net income attributable to controlling interests	$21.4	$30.8
Net interest expense to third parties	5.8	0.5
Income tax expense (including tax expenses related to discontinued operations)	5.6	13.5
Depreciation and amortization (including intangible assets)	4.2	2.1
EBITDA	$37.0	$46.9
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit-sharing interests	11.9	(1.3)
Amortization of acquisition-related consideration and pre-acquisition employee equity	17.6	—
EBITDA of discontinued operations	0.1	(0.3)
(Gain) loss on seed and co-investments	(6.7)	(0.2)
Capital transaction costs	—	0.1
Other	—	0.1
Adjusted EBITDA	$59.9	$45.3
ENI net interest expense to third parties	(5.0)	(0.3)
Depreciation and amortization	(2.5)	(2.1)
Tax on economic net income	(13.5)	(10.9)
Economic net income	$38.9	$32.0
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

Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Three Months Ended March 31,
($ in millions)	2017	2016
Cash provided by (used in)(1)(2)
Operating activities	$(16.7)	$(27.9)
Investing activities	45.3	(8.6)
Financing activities	(12.9)	(28.8)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Comparison for the three months ended March 31, 2017 and 2016
Net cash (used in) operating activities of continuing operations decreased $(11.2) million, from net cash used of $27.9 million for the three months ended March 31, 2016 to net cash used of $16.7 million for the three months ended March 31, 2017, driven primarily by higher amortization and revaluation of non-cash compensation awards for the three months ended March 31, 2017. Net cash provided by (used in) investing activities of continuing operations increased $53.9 million, from $8.6 million used for the three months ended March 31, 2016 to $45.3 million provided for the three months ended March 31, 2017, driven primarily by the sale of a cost basis investment at an Affiliate. Net cash (used in) financing activities of continuing operations decreased $(15.9) million, from $28.8 million used for the three months ended March 31, 2016 to $12.9 million used for the three months ended March 31, 2017, due to repayments of third party borrowings, payments to the Parent under the Deferred Tax Asset Deed, and share repurchases, all of which did not recur in the three months ended March 31, 2017.
Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, including our obligations under the amended seed capital management agreement and the amended Deferred Tax Asset Deed, as well as our day-to-day operations and future investment requirements. Refer to Note 7, Related Party Transactions, for additional information on the amended agreements with our Parent. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.

Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	3/31/2017	12/31/2016	Interest rate	Maturity
Long-term debt of OMAM, net of issuance costs
Revolving credit facility	$—	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
4.80% Senior Notes Due 2026	271.6	271.6	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	120.8	120.7	5.125%	August 1, 2031
Total long-term debt	$392.4	$392.3
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
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x.  At March 31, 2017, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.76x and our Interest Coverage Ratio was 13.4x.
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
Critical Accounting Policies and Estimates
There have been no additional updates or changes to our critical accounting policies from those disclosed as of December 31, 2016 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on February 22, 2017.
Recent accounting developments
Adoption of Accounting Standards Update No. 2016-09
During the quarter ended March 31, 2017, the Company recognized a change in accounting principle related to the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation, or ASU 2016-09. The Company applied the income tax guidance on a modified retrospective basis. For a detailed discussion on the cumulative effects of adopting ASU 2016-09, please see Note 2 of our accompanying Condensed Consolidated Financial Statements.
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
The guidance permits two methods of adoption; a full retrospective adoption will apply the standard to each prior reporting period presented and a modified retrospective adoption, where the cumulative effect of initially applying the guidance is recognized at the date of initial application. The Company currently anticipates adopting the standard using the modified retrospective method.
While the Company does not currently anticipate that the adoption of ASU 2014-09 will result in a material change to the timing of when revenue is recognized, the Company is continuing to evaluate the standard and is drafting a series of position papers documenting its own accounting conclusions pursuant to the standard as well as evaluating and incorporating applicable industry guidance, including Asset Management Revenue Recognition Task Force papers published by the American Institute of Certified Public Accountants. The Company anticipates this evaluation phase will be substantially complete by the end of the second quarter of 2017.

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
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2017. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses March 31, 2017 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on March 31, 2017. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2017.
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
The value of our assets under management was $249.7 billion as of March 31, 2017. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $94.1 million based on our current weighted average fee rate of approximately 38 basis points, including equity-accounted Affiliates. Approximately $62.5 billion, or 25%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $0.3 million impact to our gross performance fees based on our trailing twelve month performance fees of $2.8 million as of March 31, 2017. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $29.9 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles; excluding REITS) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $187.3 billion of equity assets under management to increase or decrease by $18.7 billion, resulting in a change in annualized management fee revenue of $64.9 million and an annual change in post-tax economic net income of approximately $21.6 million, given our current cost structure, operating model, and weighted average equity fee rates of 35 basis points at the mix of strategies as of March 31, 2017. Approximately $45.0 billion, or 24%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would not result in a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $90.9 billion of foreign currency denominated AUM to increase or decrease by $9.1 billion, resulting in a change in annualized management fee revenue of $40.1 million and an annual change in post-tax economic net income of $13.8 million, based on weighted average fees earned on our foreign currency denominated AUM of 44 basis points at the mix of strategies as of March 31, 2017. Approximately $14.0 billion, or 15%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 70% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.3 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $13.2 billion, would cause AUM to rise or fall by approximately $1.3 billion. Based on our fixed income weighted average fee rates of 21 basis points, annualized management fees would change by $2.8 million and post-tax economic net income would change by $0.9 million annually. There are currently no material fixed income assets earning performance fees as of March 31, 2017.

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

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2017, under the heading “Risk Factors.”

Item 6.         Exhibits.

Exhibit No.	Description
2.1
Purchase Agreement, dated June 13, 2016, by and among OMAM Inc., OMAM (2016 Newco) LLC, Landmark Partners, LLC, LMRK Intermediary, Inc. and the sellers named therein, incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed on July 20, 2016.

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

10.2	Employment Agreement with Peter L. Bain, incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.3	Employment Agreement with Linda T. Gibson, incorporated herein by reference to Exhibit 10.3 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.4	OM Asset Management plc Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.5	OM Asset Management plc 2017 Equity Incentive Plan, incorporated herein by reference to Appendix D to the Company Proxy Statement on Form 14A filed on April 3, 2017.

10.6
Seed Capital Management Agreement, dated October 8, 2014, by and among Old Mutual (US) Holdings Inc., Old Mutual plc and certain of its affiliates, Millpencil Limited, Millpencil (U.S.) LP, and MPL (UK) Limited, incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 20, 2014.

10.7
Heads of Agreement, dated as of June 13, 2016, among OM Asset Management plc and Old Mutual plc, amending the Seed Capital Management Agreement, dated October 8, 2014, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2016.

10.8
Co-Investment Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2014.

10.9
Intellectual Property License Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and Old Mutual Life Assurance Company (South Africa) Ltd., incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 20, 2014.

10.10
Deferred Tax Asset Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 20, 2014.

Exhibit No.	Description
10.11
Heads of Agreement, dated as of June 13, 2016, among OM Asset Management plc and OM Group (UK) limited, amending the Deferred Tax Asset Deed, dated September 29, 2014, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2016.

10.12
Registration Rights Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 20, 2014.

10.13
Shareholder Agreement, dated October 8, 2014, by and between OM Asset Management plc and Old Mutual plc, incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed on October 20, 2014.

10.14	Form of Deed of Indemnity for Directors, incorporated herein by reference to Exhibit 10.11 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.15
Limited Liability Company Agreement of Barrow, Hanley, Mewhinney & Strauss, LLC, effective January 12, 2010, incorporated herein by reference to Exhibit 10.12 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.16
Sixth Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective March 14, 2016, incorporated herein by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on March 15, 2016.

10.17
OM Asset Management plc Non-Employee Directors’ Equity Incentive Plan, as Amended and Restated effective April 26, 2017, incorporated herein by reference to Appendix C to the Company’s Proxy Statement on Form 14A filed on April 3, 2017.

10.18	Form of Management Registration Rights Agreement, incorporated herein by reference to Exhibit 10.15 to Registration Statement No. 333-197106 on Form S-1 filed on September 10, 2014.

10.19	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.17 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.20	Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.16 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.21
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

Exhibit No.	Description
10.24	Form of Restricted Stock Unit Award Agreement for U.K. Employees, incorporated herein by reference to Exhibit 10.21 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.25	Form of Deed poll Instrument, incorporated herein by reference to Exhibit 10.22 to Registration Statement No. 333-197106 on Form S-1 filed on October 6, 2014.

10.26
First Amendment to the Seed Capital Management Agreement, dated December 31, 2014, by and among Old Mutual (US) Holdings Inc., together with its successors; Old Mutual plc and certain of its affiliates, Millpencil Limited, Millpencil (US) LP, and MLP (UK) Limited, incorporated herein by reference to Exhibit 10.23 to Annual Report on Form 10-K filed on March 30, 2015.

10.27
First Amendment dated September 1, 2015 to the Revolving Credit Agreement dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A., incorporated herein by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.28
Second Amendment dated March 1, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A., incorporated herein by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.29
Third Amendment dated August 3, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A., incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.30
OM Asset Management plc Executive Performance Plan, effective as of January 1, 2018, incorporated herein by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A, filed on April 3, 2017.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM Asset Management plc

Dated:	May 5, 2017

		By:	/s/ Peter L. Bain
Peter L. Bain President and Chief Executive Officer (principal executive officer)

/s/ Stephen H. Belgrad
Stephen H. Belgrad Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)