Form 10-Q
period 2017-06-30
OM Asset Management plc
filed 2017-08-10
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of August 7, 2017 was 109,720,358.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OM Asset Management plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$83.3	$101.9
Investment advisory fees receivable	187.5	163.7
Fixed assets, net	41.2	39.8
Investments (includes balances reported at fair value of $131.1 and $126.1)	193.5	233.3
Acquired intangibles, net	81.6	84.9
Goodwill	274.6	272.7
Other assets	29.0	29.0
Deferred tax assets	340.9	332.7
Assets of consolidated Funds:
Cash and cash equivalents, restricted	—	0.4
Investments, at fair value	46.7	35.5
Other assets	0.9	0.4
Total assets	$1,279.2	$1,294.3
Liabilities and equity
Accounts payable and accrued expenses	$41.5	$45.8
Accrued incentive compensation	120.2	132.3
Other amounts due to related parties	106.7	156.3
Other compensation liabilities	370.7	291.0
Accrued income taxes	86.4	90.2
Third party borrowings	407.5	392.3
Other liabilities	9.3	10.1
Liabilities of consolidated Funds:
Total liabilities of consolidated Funds	6.5	5.8
Total liabilities	1,148.8	1,123.8
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	11.0	5.5
Equity:
Ordinary shares (nominal value $0.001; 109,720,358 and 114,157,765 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	142.1	190.2
Accumulated other comprehensive loss	(23.9)	(26.3)
Non-controlling interests	1.1	1.0
Total equity and redeemable non-controlling interests in consolidated Funds	130.4	170.5
Total liabilities and equity	$1,279.2	$1,294.3

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Management fees	$206.7	$157.1	$402.4	$306.7
Performance fees	11.2	(0.8)	11.4	(0.8)
Other revenue	0.4	0.2	0.5	0.2
Consolidated Funds’ revenue	0.5	—	0.7	—
Total revenue	218.8	156.5	415.0	306.1
Operating expenses:
Compensation and benefits	173.4	87.5	316.2	172.1
General and administrative expense	27.7	22.7	53.3	44.5
Amortization of acquired intangibles	1.7	0.1	3.3	0.1
Depreciation and amortization	2.8	2.2	5.3	4.4
Consolidated Funds’ expense	0.3	—	0.5	—
Total operating expenses	205.9	112.5	378.6	221.1
Operating income	12.9	44.0	36.4	85.0
Non-operating income and (expense):
Investment income	5.0	4.5	11.1	8.0
Interest income	0.3	—	0.4	—
Interest expense	(5.9)	(0.5)	(11.8)	(1.0)
Net consolidated Funds’ investment gains	2.3	—	6.5	—
Total non-operating income	1.7	4.0	6.2	7.0
Income from continuing operations before taxes	14.6	48.0	42.6	92.0
Income tax expense	1.0	13.1	6.6	26.5
Income from continuing operations	13.6	34.9	36.0	65.5
Gain (loss) on disposal of discontinued operations, net of tax	—	1.4	(0.1)	1.6
Net income	13.6	36.3	35.9	67.1
Net income attributable to non-controlling interests in consolidated Funds	0.7	—	1.6	—
Net income attributable to controlling interests	$12.9	$36.3	$34.3	$67.1

Earnings per share (basic) attributable to controlling interests	$0.12	$0.30	$0.30	$0.56
Earnings per share (diluted) attributable to controlling interests	0.11	0.30	0.30	0.56
Continuing operations earnings per share (basic) attributable to controlling interests	0.12	0.29	0.30	0.55
Continuing operations earnings per share (diluted) attributable to controlling interests	0.11	0.29	0.30	0.55
Weighted average ordinary shares outstanding	111.3	119.4	112.4	119.7
Weighted average diluted ordinary shares outstanding	111.8	119.6	113.1	119.8

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$13.6	$36.3	$35.9	$67.1
Other comprehensive income (loss):
Valuation and amortization related to derivative securities, net of tax	0.5	(8.7)	0.7	(19.7)
Foreign currency translation adjustment	0.9	(1.3)	1.7	(1.1)
Total other comprehensive income (loss)	1.4	(10.0)	2.4	(20.8)
Comprehensive income attributable to non-controlling interests in consolidated Funds	0.7	—	1.6	—
Total comprehensive income attributable to controlling interests	$14.3	$26.3	$36.7	$46.3

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2017 and 2016
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficit)	Non- controlling interests	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2015	120.5	$0.1	$168.6	$(2.8)	165.9	$—	$165.9	$—	$165.9
Issuance of ordinary shares	0.6	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(0.9)	—	(12.2)	—	(12.2)	—	(12.2)	—	(12.2)
Equity-based compensation	—	—	6.2	—	6.2	—	6.2	—	6.2
Foreign currency translation adjustment	—	—	—	(1.1)	(1.1)	—	(1.1)	—	(1.1)
Valuation of derivative securities, net of tax	—	—	—	(19.7)	(19.7)	—	(19.7)	—	(19.7)
Dividends to shareholders	—	—	(6.7)	—	(6.7)	—	(6.7)	—	(6.7)
Dividends to related parties	—	—	(12.7)	—	(12.7)	—	(12.7)	—	(12.7)
Net income	—	—	67.1	—	67.1	—	67.1	—	67.1
June 30, 2016	120.2	$0.1	$210.3	$(23.6)	$186.8	$—	$186.8	$—	$186.8

December 31, 2016	114.1	$0.1	$190.2	$(26.3)	$164.0	$1.0	$165.0	$5.5	$170.5
Issuance of ordinary shares	0.6	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(5.0)	—	(73.1)	—	(73.1)	—	(73.1)	—	(73.1)
Capital contributions (redemptions)	—	—	(0.5)	—	(0.5)	—	(0.5)	3.9	3.4
Equity-based compensation	—	—	10.4	—	10.4	—	10.4	—	10.4
Foreign currency translation adjustment	—	—	—	1.7	1.7	—	1.7	—	1.7
Amortization related to derivative securities, net of tax	—	—	—	0.7	0.7	—	0.7	—	0.7
Business acquisition	—	—	—	—	—	0.1	0.1	—	0.1
Dividends to shareholders	—	—	(12.3)	—	(12.3)	—	(12.3)	—	(12.3)
Dividends to related parties	—	—	(6.9)	—	(6.9)	—	(6.9)	—	(6.9)
Net income	—	—	34.3	—	34.3	—	34.3	1.6	35.9
June 30, 2017	109.7	$0.1	$142.1	$(23.9)	$118.3	$1.1	$119.4	$11.0	$130.4

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$35.9	$67.1
Less: Net income attributable to non-controlling interests in consolidated Funds	(1.6)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
(Gain) loss on disposal of discontinued operations, excluding consolidated Funds	0.1	(1.6)
Amortization of acquired intangibles	3.3	0.1
Depreciation and amortization	5.3	4.4
Amortization of debt-related costs	1.5	—
Amortization and revaluation of non-cash compensation awards	86.4	12.4
Net earnings from Affiliates accounted for using the equity method	(5.5)	(6.9)
Distributions received from equity method Affiliates	1.0	1.5
Deferred income taxes	(8.9)	14.0
(Gains) losses on other investments	(16.1)	(1.7)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from related parties	(23.9)	9.7
(Increase) decrease in other receivables, prepayments, deposits and other assets	1.9	(0.6)
Increase (decrease) in accrued incentive compensation, other amounts due to related parties and other liabilities	(10.6)	(55.9)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(8.1)	(8.7)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	60.7	33.8
Net income attributable to non-controlling interests in consolidated Funds	1.6	—
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash provided by (used in) operating activities from continuing operations of consolidated Funds:

(Gains) losses on other investments	(1.4)	—
(Increase) decrease in receivables other assets	(0.6)	—
Increase (decrease) in accounts payable and other liabilities	(0.2)	—
Net cash flows from operating activities of continuing operations of consolidated Funds	(0.6)	—
Net cash flows from operating activities of continuing operations	60.1	33.8
Net cash flows from operating activities of discontinued operations	—	0.7
Total net cash flows from operating activities	60.1	34.5
Cash flows from investing activities:
Purchase of fixed assets	(6.7)	(5.7)
Business acquisitions, net of cash acquired	(1.9)	—
Purchase of investment securities	(8.2)	(15.0)
Sale of investment securities	64.8	7.8
Cash flows from investing activities of consolidated Funds
Purchase of investments	(30.8)	—
Redemption of investments	27.1	—
Net cash flows from investing activities of continuing operations	44.3	(12.9)
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	44.3	(12.9)

See Notes to Condensed Consolidated Financial Statements

OM Asset Management plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Proceeds from third party borrowings	15.0	58.0
Repayment of third party borrowings	—	(98.0)
Payment to OM plc for deferred tax arrangement	(45.5)	(17.5)
Payment to OM plc for co-investment redemptions	(4.1)	(3.5)
Dividends paid to shareholders	(12.3)	(6.5)
Dividends paid to related parties	(6.9)	(12.7)
Repurchases of ordinary shares	(73.4)	(12.2)
Cash flows from financing activities of consolidated Funds
Redeemable non-controlling interest capital raised	3.8	—
Net cash flows from financing activities of continuing operations	(123.4)	(92.4)
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	(123.4)	(92.4)
Net increase (decrease) in cash and cash equivalents	(19.0)	(70.8)
Cash and cash equivalents at beginning of period	102.3	135.9
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$83.3	$65.1

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$13.2	$1.2
Income taxes paid	20.1	7.6

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
Until May 19, 2017, the Company was a majority-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc of 22,000,000 ordinary shares of the Company pursuant to the Securities Act of 1933, as amended (“the Securities Act”).  Additionally, the underwriters in the Offering exercised a portion of their overallotment option and purchased an additional 2,231,375 shares of the Company from OM plc.  On June 22, 2015, the Company completed a secondary public offering by OM plc of 13,300,000 ordinary shares of the Company pursuant to the Securities Act.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,995,000 shares of the Company from OM plc.  On March 11, 2016, OM plc announced the results of a strategic review, which included a plan to separate its underlying businesses, including OMAM. OM plc further announced on December 12, 2016 its intention to continue the reduction of its holdings in OMAM in an orderly manner which balances value, cost, time and risk. On December 16, 2016, the Company completed a secondary public offering by OM plc of 13,000,000 ordinary shares of the Company pursuant to the Securities Act, along with 6,000,000 ordinary shares purchased and retired by the Company.  Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 1,950,000 shares of the Company from OM plc.  On May 19, 2017, the Company completed a secondary public offering by OM plc of 17,300,000 ordinary shares of the Company pursuant to the Securities Act, along with 5,000,000 ordinary shares purchased and retired by the Company. Additionally, the underwriters in the secondary public offering exercised their full overallotment option and purchased an additional 2,595,000 shares of the Company from OM plc. At June 30, 2017, OM plc owned 20.1% of the Company’s outstanding ordinary shares.
On March 25, 2017, OM plc announced that it had agreed to sell a 24.95% shareholding in the Company to HNA Capital US (“HNA”) in a two-step transaction (the “HNA Minority Sale”) for gross cash consideration of approximately $446 million, subject to certain closing conditions. The first tranche of the HNA Minority Sale for 11,414,676 ordinary shares closed on May 12, 2017. On May 24, 2017, OM plc appointed Dr. Guang Yang as an OM plc director. Following the completion of the second tranche of the HNA Minority Sale expected in the second half of 2017, OM plc's shareholding will reduce to 5.5% at which point HNA will have the right to appoint two directors to the Company’s board, including Dr. Yang, and OM plc will have no rights to appoint directors.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:
Basis of presentation
These unaudited Condensed Consolidated Financial Statements reflect the historical balance sheets, statements of operations and of comprehensive income, statements of changes in shareholders’ equity and statements of cash flows of the Company. Within these Condensed Consolidated Financial Statements, entities that are part of OM plc’s consolidated results, but are not part of OMAM, as defined above, are referred to as “related parties.”
The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per-share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and OM plc are included in the Condensed Consolidated Financial Statements, however material intercompany balances and transactions among the Company and its consolidated Affiliates are eliminated in consolidation.
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
Consolidation
Affiliates
The Company evaluates each of its Affiliates and other operating entities to determine the appropriate method of accounting. Generally, majority-owned entities or otherwise controlled investments in which the Company holds a controlling financial interest as the principal shareholder, managing member, or general partner are consolidated.
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
Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, its Affiliates, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s primary beneficiary who consolidates such entity. In the third quarter of 2016, following the transfer of certain seed capital investments from OM plc, the Company consolidated certain Funds pursuant to ASU 2015-02.
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
The Company accounted for the acquisition of Landmark as a business combination which requires assets acquired and liabilities assumed to be recorded at fair value. The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for OMAM’s acquisition of Landmark:

Landmark
Purchase price
Cash	$239.2
Seller's expenses	3.5
Total consideration	242.7
Identifiable assets and liabilities
Cash	23.4
Receivables	8.5
Indefinite-life trade name	1.0
Amortizable intangible asset management contracts	85.0
Fixed assets	5.1
Other current assets (liabilities), net	(26.7)
Assets (liabilities), net	(1.7)
Total identifiable assets and liabilities	94.6
Goodwill	$148.1
The primary aspects of the purchase price allocation relate to amortizable intangible asset management contracts, the indefinite-life trade name and goodwill, which is the amount by which the purchase price exceeds the fair value of the net assets acquired. The amounts recorded for certain assets and liabilities are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. During the six months ended June 30, 2017, certain measurement period adjustments were recorded to the provisional values recorded as of December 31, 2016. These adjustments primarily related to updated estimates, which resulted in an increase to the total consideration paid of $0.3 million, a decrease to the fair value of the identifiable net assets acquired of $1.6 million and an increase to the amount recorded to goodwill of $1.9 million. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the applicable acquisition date, as permitted under U.S. GAAP. The final values may also result in changes to the amortization expense related to intangible assets and will be recognized in the period of adjustment. Any potential adjustments made could be material in relation to the values presented in the table above.

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

The fair value estimate for all identifiable intangible assets is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). This fair value estimate could include assets that are not intended to be used, may be sold or are intended to be used in a manner other than their best use.
The fair value of the acquired amortizable intangible asset management contracts had a useful life estimate of approximately 13.4 years at acquisition. Purchase price allocated to intangible assets and goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill is calculated as the excess of the fair value of the consideration paid and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed.
During the second half of 2016, the Company incurred transaction costs of $6.1 million related to the acquisition of Landmark. These costs are recorded within general and administrative expense in the Condensed Consolidated Statements of Operations. There were no transaction costs incurred during the six months ended June 30, 2017.
In conjunction with the acquisition, the Company entered into compensation arrangements with employees of Landmark where pre-acquisition equity units held by Landmark employees became subject to a service condition. These units are accounted for as stock-based compensation, were fair valued as of the closing date of the acquisition and vest over varying increments from December 31, 2018 through December 31, 2024. These units contain put rights that provide liquidity to the employees upon vesting. The aforementioned additional payment of up to $225.0 million could be paid based on the growth of Landmark’s business. This arrangement is also accounted for as stock-based compensation, fair valued as of the closing date of the acquisition, and vests on December 31, 2018. Both the pre-acquisition equity units and the potential future payment are remeasured at the end of each reporting period.
The financial results of Landmark included in the Company’s consolidated financial results for the six months ended June 30, 2017, include revenues of $52.4 million, with $(26.2) million of net loss included in net income attributable to the Company, which includes amortization of intangible assets recorded in purchase accounting and compensation expense for the arrangements with the employees of Landmark noted above.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Investments

Investments are comprised of the following as of the dates indicated (in millions):

	June 30, 2017	December 31, 2016
Investments of consolidated Funds held at fair value	$46.7	$35.5
Other investments held at fair value	14.5	17.5
Investments related to long-term incentive compensation plans held at fair value	88.1	78.1
Equity-accounted investments in unconsolidated Funds	28.5	30.5
Total investments held at fair value	177.8	161.6
Equity-accounted investments in Affiliates	60.5	55.2
Other investments*	1.9	52.0
Total investments per Condensed Consolidated Balance Sheets	$240.2	$268.8

* Other investments represent cost-basis investments made by one of our Affiliates, including investments in timber and timberlands. At December 31, 2016, $50.1 million of these investments were recorded at the lower of cost or fair value less costs to sell and subsequently sold in January 2017 for a net gain of approximately $1.7 million.
In September 2016, the Company purchased approximately $39.6 million of seed investments from OM plc under the terms of the seed capital management agreement, as amended (the “Seed Capital Management Agreement”).  In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. OMAM financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by its seed capital holdings. See Note 8 for a further discussion of borrowings and debt and Note 14 for a further discussion of subsequent events.
In August 2017, the Company executed a non-binding term sheet with an entity owned by senior professionals of Heitman LLC to sell OMAM’s interest in Heitman LLC for $110 million with an expected closing date around year-end. The carrying value of OMAM’s investment in Heitman as of June 30, 2017 was $58.7 million and is included in the “Equity-accounted investments in Affiliates” line item in the table above. OMAM will retain its co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments. See Note 14 for a further discussion of subsequent events.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Investments (cont.)

Investment income is comprised of the following for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment return of equity-accounted investments in unconsolidated Funds	$0.8	$0.5	$1.2	$0.5
Realized and unrealized gains on other investments held at fair value	1.0	—	2.7	—
Investment return of held for sale investments	—	0.3	1.7	0.6
Total return on OMAM investments	1.8	0.8	5.6	1.1
Investment return of equity-accounted investments in Affiliates	3.2	3.7	5.5	6.9
Total investment income per Condensed Consolidated Statement of Operations	$5.0	$4.5	$11.1	$8.0
5) Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, June 30, 2017
Assets of OMAM and consolidated Funds(1)
Common and preferred stock	$46.5	$—	$—	$—	$46.5
Short-term investment funds	0.2	—	—	—	0.2
Consolidated Funds total	46.7	—	—	—	46.7
Investments in separate accounts(2)	8.5	—	—	—	8.5
Investments related to long-term incentive compensation plans(3)	88.1	—	—	—	88.1
Investments in unconsolidated Funds(4)	—	—	—	34.5	34.5
OMAM total	96.6	—	—	34.5	131.1
Total fair value assets	$143.3	$—	$—	$34.5	$177.8
Liabilities of consolidated Funds(1)
Common stock	$(5.9)	$—	$—	$—	$(5.9)
Consolidated Funds total	(5.9)	—	—	—	(5.9)
Total fair value liabilities	$(5.9)	$—	$—	$—	$(5.9)

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

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates. $46.7 million in assets and $5.9 million in liabilities at June 30, 2017 and $35.5 million in assets and $5.0 million in liabilities at December 31, 2016 are the result of the consolidation of Funds sponsored by the Company’s Affiliates.

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

(2)
Investments in separate accounts of $8.5 million at June 30, 2017 consist of approximately 2% of cash equivalents and 98% of equity securities. Investments in separate accounts of $7.5 million at December 31, 2016 consist of approximately 28% of cash equivalents and 72% of equity securities. The Company has valued these using the published price of the underlying securities as of the measurement date. Accordingly, the Company has classified these investments as Level I.

(3)
Investments related to long term compensation plans of $88.1 million and $78.1 million at June 30, 2017 and December 31, 2016, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The $34.5 million and $40.5 million at June 30, 2017 and December 31, 2016, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and UCITS. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eight years from June 30, 2017. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Not included in the above are $1.9 million and $52.0 million at June 30, 2017 and December 31, 2016, respectively, of various investments carried at cost, including investments in timber and timberlands.
There were no significant transfers of financial assets or liabilities among Levels I, II or III during the six months ended June 30, 2017 or 2016.

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	6/30/2017	12/31/2016
Assets
Investments at fair value	$21.4	$14.9
Other assets of consolidated Funds	0.5	0.6
Total Assets	$21.9	$15.5
Liabilities
Other liabilities of consolidated Funds	$0.5	$0.7
Total Liabilities	$0.5	$0.7
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2017	December 31, 2016
Unconsolidated VIE assets	$5,931.6	$6,006.3
Unconsolidated VIE liabilities	$3,782.8	$3,740.2
Equity interests on the Condensed Consolidated Balance Sheet	$59.2	$54.2
Maximum risk of loss(1)	$63.5	$58.5

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
7) Related Party Transactions
OM plc has historically provided the Company with various oversight services, including governance, which includes compensation for board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. Many of these services have been transitioned to the Company. That portion of the above costs which (i) are directly attributable to the Company, (ii) have been charged to the Company by OM plc and (iii) have been paid to OM plc by the Company, have been recorded in the Company’s unaudited Condensed Consolidated Financial Statements and was $0.1 million and $0.1 million in the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.4 million in the six months ended June 30, 2017 and 2016, respectively.
During 2016, the Company made a loan to an equity-method Affiliate that was used to make co-investments in Affiliate Funds. Amounts due to the Company in connection with this loan are included in other assets on the Company’s Consolidated Balance Sheets and were $3.1 million and $2.7 million at June 30, 2017 and at December 31, 2016, respectively.
During 2014, the Company entered into a Seed Capital Management Agreement, a Deferred Tax Asset Deed, a Co-investment Deed and a shareholder agreement with OM plc and/or OM plc’s subsidiaries. During 2016, the Company and OM plc agreed to amend the Seed Capital Management Agreement. As a result of the amendment, the Company purchased approximately $39.6 million of seed investments from OM plc in September 2016. As of June 30, 2017, the Company managed approximately $97.2 million of seed and co-investment capital provided by OM plc. The Company purchased the remaining seed capital investments covered by the Seed Capital Management Agreement valued at $63.4 million in July 2017, financed by borrowings under a non-recourse seed capital facility (see Notes 8 and 14). Amounts owed to OM plc associated with the Co-investment Deed were $8.2 million at June 30, 2017. As of June 30, 2017, the Company had recorded $4.3 million for redemptions and estimated taxes

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Related Party Transactions (cont.)

due under the Co-investment Deed. Amounts withheld in excess of the future tax liability will be payable to OM plc upon settlement.
During 2016, the Company and OM plc agreed to amend the Deferred Tax Asset Deed. Under the terms of the Deferred Tax Asset Deed, as amended, the Company agreed to make a payment of the net present value of the future tax benefits due to OM plc valued as of December 31, 2016. This payment of $142.6 million will be made over three installments, with the first installment of $45.5 million paid on June 30, 2017 and the remaining two installments to be paid on December 31, 2017 and June 30, 2018. The Company retains an indemnity from OM plc that protects the realized and future tax benefits covered by the Deferred Tax Asset Deed (including the $142.6 million total payment referenced above) in the event of a tax law change or challenge from the IRS.
As the Company is a member of a group of related businesses, it is possible that the terms of certain related party transactions are not the same as those that would result from transactions with wholly unrelated parties.
8) Borrowings and Debt
The Company’s long-term debt at June 30, 2017 was comprised of a revolving credit facility and long-term bonds.
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
At June 30, 2017 the outstanding balance of the facility was $15.0 million ($335.0 million of undrawn revolving credit facility capacity). Including $392.5 million of long-term bonds (see below), the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.67x and interest coverage ratio was 11.0x. The fair value of borrowings on the revolving credit facility approximated the net cost basis as of June 30, 2017.
At December 31, 2016 the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). Including $392.3 million of long-term bonds (see below), the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.88x and interest coverage ratio was 18.5x.
Long-term bonds
The Company’s long-term bonds were comprised of the following as of the dates indicated (in millions):

	June 30, 2017				December 31, 2016
Long-term bonds:	Maturity amount	Discount and issuance costs	Carrying value	Fair Value	Carrying value	Fair Value
4.80% Senior Notes Due 2026	$275.0	$(3.3)	$271.7	$279.1	$271.6	$271.0
5.125% Senior Notes Due 2031	125.0	(4.2)	120.8	122.8	120.7	107.9
Total long-term bonds	$400.0	$(7.5)	$392.5	$401.9	$392.3	$378.9
In July 2016, the Company issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”) and $125.0 million of 5.125% Senior Notes due 2031 (the “2031 Notes”). The Company used the net proceeds of these offerings to finance the acquisition of Landmark in August 2016, settle an outstanding interest rate lock, purchase seed capital from OM plc and pay down the balance of the Revolving Credit Facility.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Borrowings and Debt (cont.)

Interest expense
Interest expense incurred amounted to a total of $5.9 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. Interest expense incurred amounted to a total of $11.8 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. Interest expense consists of interest accrued on the long-term debt and amortization of debt-related costs.
Non-Recourse Seed Capital Facility
In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. OMAM financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by its seed capital holdings. See Note 7 for a further discussion of the Seed Capital Management Agreement and Note 14 for a further discussion of subsequent events, including the terms of the non-recourse seed capital facility.
9) Commitments and Contingencies
Operational commitments
The Company had unfunded commitments to invest up to approximately $67 million in co-investments with its Affiliates as of June 30, 2017. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of June 30, 2017, there were no material accruals for claims, legal proceedings or other contingencies.
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

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

9) Commitment and Contingencies (cont.)

Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2017, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2017.
On July 13, 2017, the UK published revised draft legislation to be included in the U.K. Finance Bill (No. 2) 2017 that would impact the Company’s tax position as of July 13, 2017. See Note 14 for a further discussion of subsequent events.
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
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to controlling interests	$12.9	$36.3	$34.3	$67.1
Less: Total income available to participating unvested securities(1)	(0.1)	(0.3)	(0.2)	(0.4)
Total net income attributable to ordinary shares	$12.8	$36.0	$34.1	$66.7
Denominator:
Weighted-average ordinary shares outstanding—basic	111,342,172	119,397,224	112,404,797	119,711,021
Potential ordinary shares:
Restricted stock units	502,847	185,007	690,052	104,044
Weighted-average ordinary shares outstanding—diluted	111,845,019	119,582,231	113,094,849	119,815,065
Earnings per ordinary share attributable to controlling interests:
Basic	$0.12	$0.30	$0.30	$0.56
Diluted	$0.11	$0.30	$0.30	$0.56

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (in millions):

	For the six months ended June 30, 2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$1.7	$—	$1.7
Amortization related to derivative securities	1.3	(0.6)	0.7
Other comprehensive income (loss)	$3.0	$(0.6)	$2.4

	For the six months ended June 30, 2016
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$(1.1)	$—	$(1.1)
Change in net realized and unrealized gain (loss) on derivative securities	(23.8)	4.1	(19.7)
Other comprehensive income (loss)	$(24.9)	$4.1	$(20.8)
The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 were as follows (in millions):

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2016	$(1.2)	$(26.9)	$(28.1)
Other comprehensive income	1.7	0.7	2.4
Balance, as of June 30, 2017	$0.5	$(26.2)	$(25.7)
The Company reclassified $1.3 million from accumulated other comprehensive income (loss) to interest expense on the Consolidated Statements of Income for the six months ended June 30, 2017. There were no material amounts reclassified from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Derivatives and Hedging

Cash flow hedge
In July 2015, the Company entered into a $300 million notional Treasury rate lock contract which was designated and qualified as a cash flow hedge. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. In November 2015, at the Treasury rate lock termination date, the Company de-designated the Treasury rate lock and entered into an extension for the same $300 million notional through early July 2016. In July 2016, the Company entered into a second extension to the Treasury rate lock in conjunction with the issuances of the previously forecasted debt. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 8, Borrowings and Debt, for additional information on the debt issuances.
Consistent with the original Treasury rate lock, the extended Treasury rate locks were designated and qualified as cash flow hedges. The Company documented its hedging strategy and risk management objective for these contracts in anticipation of the July 2016 debt issuance. The extended Treasury rate locks effectively eliminated the impact of fluctuations in the underlying benchmark interest rate for the debt issuances. The Company assessed the effectiveness of the hedging contracts at each of the extended Treasury rate locks’ inception dates and on a quarterly basis thereafter, where applicable. At the rate lock settlement the hedging contracts were evaluated to be highly effective in offsetting changes in cash flows associated with the hedged items. The Company did not record any hedge ineffectiveness in 2016.
As of June 30, 2017 the balance recorded in accumulated other comprehensive income was $(26.2) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. An amount of $1.3 million has been reclassified for the six months ended June 30, 2017. During the next twelve months the Company expects to reclassify approximately $2.7 million to interest expense.
13) Discontinued Operations and Restructuring
All of the Company’s discontinued operations were wound down or transferred to OM plc prior to 2016.
The Company recognized a gain on disposal, net of taxes, of $0.0 million and $1.4 million, with basic and diluted discontinued operations earnings per share of $0.00 and $0.01 for the three months ended June 30, 2017 and 2016, respectively.

The Company recognized a gain (loss) on disposal, net of taxes, of $(0.1) million and $1.6 million, with basic and diluted discontinued operations earnings per share of $0.00 and $0.01 for the six months ended June 30, 2017 and 2016, respectively. Gains and losses on disposal of discontinued operations represent the Company’s rights or obligations related to contractual residual interests in previously discontinued operations.

OM Asset Management plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

14) Subsequent Events

Sale of Heitman LLC to senior professionals of Heitman

Following the closing of the first tranche of the sale transaction to HNA Capital, OMAM provided an entity owned by senior professionals of Heitman LLC a right of first offer to buy OMAM’s interest in Heitman LLC at a price the Company determined to be its “good faith estimate of the reasonable value” of such interest. In August 2017, the Company executed a non-binding term sheet to sell its stake in Heitman LLC for cash consideration totaling $110 million. The transaction is expected to close around year-end. OMAM will retain its co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments. Equity method income from Heitman represented approximately 8% of GAAP earnings for the first six months of 2017 and approximately 6% of GAAP earnings of OMAM for 2016.

Purchase of seed capital and associated financing

In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. OMAM financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by its seed capital holdings. The Company entered into this facility as of July 17, 2017, and may borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the seed capital collateral. Since this facility is non-recourse to OMAM beyond the seed investments themselves, drawdowns under this facility are excluded from the Company’s third party debt levels for purposes of calculating the Company’s credit ratio covenants under its revolving credit facility (see Note 8).

UK tax legislation

On July 13, 2017, (the “Effective Date”) the UK published revised draft legislation to be included in the U.K. Finance Bill (No. 2) 2017 (the “Finance Bill”) that would impact the Company’s tax position as of the Effective Date. The legislation is expected to receive Royal Assent later in the year and there is still scope for changes to be made as the Finance Bill is finalized. If this legislation is enacted as proposed, the Company’s UK tax liability is expected to increase by approximately $10 million annually. While the Company continues to explore alternative structures that comply with these new rules, given the Effective Date, the Company expects to record the incremental U.K. tax as of that date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “OMAM” refer to OM Asset Management plc, references to the “Company” refer to OMAM, and references to “we,” “our” and “us” refer to OMAM and its consolidated subsidiaries and equity-accounted Affiliates, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to OMAM Inc., or OMUS, a Delaware corporation and indirect, wholly owned subsidiary of OMAM. Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have an ownership interest. References in this Quarterly Report on Form 10-Q to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Quarterly Report on Form 10-Q constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.
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

•
U.S. GAAP Results of Operations for the three and six months ended June 30, 2017 and 2016 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items for the three and six months ended June 30, 2017 and 2016 as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure - Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and six months ended June 30, 2017 and 2016 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

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

•	Copper Rock Capital Partners LLC (“Copper Rock”)—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.

•	Heitman LLC (“Heitman”)(1)(2)—a leading real estate investment manager of high-quality global strategies focused on private real estate equity, public real estate securities and real estate debt.

•	Investment Counselors of Maryland, LLC (“ICM”)(1)—a value-driven domestic equity manager with product offerings across the entire capitalization range and a primary focus on small-cap companies.

•	Landmark Partners, LLC (“Landmark”)—a leading global secondary private equity, real estate and real asset investment firm.

•	Thompson, Siegel & Walmsley LLC (“TSW”)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.

(1)	Accounted for under the equity method of accounting.

(2)
Following the closing of the first tranche of the sale transaction to HNA Capital, OMAM provided an entity owned by senior professionals of Heitman LLC a right of first offer to buy OMAM’s interest in Heitman LLC at a price the Company determined to be its “good faith estimate of the reasonable value” of such interest. In August 2017, the Company executed a non-binding term sheet to sell its stake in Heitman LLC for cash consideration totaling $110 million. The transaction is expected to close around year-end. OMAM will retain its co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments. Heitman represented approximately 3% of ENI earnings for the first six months of 2017, and 12.5% of AUM at June 30, 2017.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 70% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $52.9 billion, or 24% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which OMAM participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three year basis. Carried interests are features of private equity funds, which are calculated based on long term cumulative returns. In addition, approximately $11 billion of performance fee eligible AUM is managed by our equity-accounted Affiliates. Fees earned on these assets are not reflected as part of ENI or U.S. GAAP performance fee revenue.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2017 and 2016:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
U.S. GAAP Basis
Revenue	$218.8	$156.5	$62.3	$415.0	$306.1	$108.9
Pre-tax income from continuing operations attributable to controlling interests	13.9	48.0	(34.1)	41.0	92.0	(51.0)
Net income from continuing operations attributable to controlling interests	12.9	34.9	(22.0)	34.4	65.5	(31.1)
Net income attributable to controlling interests	12.9	36.3	(23.4)	34.3	67.1	(32.8)
U.S. GAAP operating margin(1)	5.9%	28.1%	(2222) bps	8.8%	27.8%	(1900) bps
Earnings per share, basic ($)	$0.12	$0.30	$(0.18)	$0.30	$0.56	$(0.26)
Earnings per share, diluted ($)	$0.11	$0.30	$(0.19)	$0.30	$0.56	$(0.26)
Basic shares outstanding (in millions)	111.3	119.4	(8.1)	112.4	119.7	(7.3)
Diluted shares outstanding (in millions)	111.8	119.6	(7.8)	113.1	119.8	(6.7)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$221.4	$160.0	$61.4	$420.2	$312.9	$107.3
Pre-tax economic net income(5)	63.0	47.9	15.1	115.4	90.8	24.6
Adjusted EBITDA	70.6	50.3	20.3	130.5	95.6	34.9
ENI operating margin(6)	38.1%	35.8%	233 bps	37.3%	34.7%	253 bps
Economic net income(7)	46.6	36.2	10.4	85.5	68.2	17.3
ENI diluted EPS	$0.42	$0.30	$0.12	$0.76	$0.57	$0.19

Other Operational Information
Assets under management (AUM) at period end (in billions)	$258.8	$218.8	$40.0	$258.8	$218.8	$40.0
Net client cash flows (in billions)	(0.3)	(2.9)	2.6	(2.8)	(0.5)	(2.3)
Annualized revenue impact of net flows (in millions)(8)	13.1	(3.4)	16.5	13.9	3.9	10.0

(1)
U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue. Our U.S. GAAP operating margin is not significantly impacted by the effect of consolidated Funds for the three and six months ended June 30, 2017.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income.”

(3)	Excludes restructuring charges associated with the CEO transition amounting to $5.4 million, net of taxes.

(4)	ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.

(5)	Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.

(6)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. The ENI operating margin corresponds to our U.S. GAAP operating margin, excluding the effect of consolidated Funds.

(7)	Economic net income is the ENI measure which corresponds to U.S. GAAP net income from continuing operations attributable to controlling interests.

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

Assets Under Management
Our total assets under management as of June 30, 2017 were $258.8 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	June 30, 2017	December 31, 2016
Acadian Asset Management	$87.5	$75.0
Barrow, Hanley, Mewhinney & Strauss	91.7	92.3
Campbell Global	5.2	5.2
Copper Rock Capital Partners	5.7	5.1
Heitman	32.4	31.2
Investment Counselors of Maryland	2.0	2.0
Landmark Partners	11.6	9.7
Thompson, Siegel & Walmsley	22.7	19.9
Total assets under management	$258.8	$240.4
Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of real estate, timberland investments, secondary Funds and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	June 30, 2017	December 31, 2016
U.S. equity, small/smid cap value	$7.4	$7.9
U.S. equity, mid cap value	12.5	11.3
U.S. equity, large cap value	57.9	59.2
U.S. equity, core/blend	3.5	3.6
Total U.S. equity	81.3	82.0
Global equity	36.4	32.3
International equity	50.7	42.5
Emerging markets equity	25.8	21.6
Total global/non-U.S. equity	112.9	96.4
Fixed income	13.2	13.9
Alternatives	51.4	48.1
Total assets under management	$258.8	$240.4

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

The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2017	2016	2017	2016
U.S. equity
Beginning balance	$82.1	$78.6	$82.0	$76.9
Gross inflows	0.8	1.0	2.5	4.1
Gross outflows	(3.6)	(3.5)	(8.2)	(5.9)
Net flows	(2.8)	(2.5)	(5.7)	(1.8)
Market appreciation	2.0	2.5	5.0	3.0
Other	—	—	—	0.5
Ending balance	$81.3	$78.6	$81.3	$78.6
Average AUM	$81.1	$79.1	$81.8	$77.3

Global / non-U.S. equity
Beginning balance	$105.2	$88.3	$96.4	$84.8
Gross inflows	4.6	2.2	9.1	6.4
Gross outflows	(3.6)	(1.5)	(7.7)	(3.9)
Net flows	1.0	0.7	1.4	2.5
Market appreciation	6.7	—	15.1	1.3
Other	—	—	—	0.4
Ending balance	$112.9	$89.0	$112.9	$89.0
Average AUM	$109.8	$88.9	$105.5	$85.9

Fixed income
Beginning balance	$13.2	$14.1	$13.9	$13.8
Gross inflows	0.2	0.3	0.8	0.5
Gross outflows	(0.6)	(0.6)	(2.1)	(1.2)
Net flows	(0.4)	(0.3)	(1.3)	(0.7)
Market appreciation	0.4	0.5	0.6	1.2
Ending balance	$13.2	$14.3	$13.2	$14.3
Average AUM	$13.3	$14.2	$13.4	$14.0

Alternatives
Beginning balance	$49.2	$37.0	$48.1	$36.9
Gross inflows	2.5	0.6	3.9	2.5
Gross outflows	(0.4)	(0.4)	(0.8)	(0.7)
Hard asset disposals	(0.2)	(1.0)	(0.3)	(2.3)
Net flows	1.9	(0.8)	2.8	(0.5)
Market appreciation	0.3	0.7	0.5	1.3
Other	—	—	—	(0.8)
Ending balance	$51.4	$36.9	$51.4	$36.9
Average AUM	$50.5	$37.0	$49.6	$37.2

Total
Beginning balance	$249.7	$218.0	$240.4	$212.4
Gross inflows	8.1	4.1	16.3	13.5
Gross outflows	(8.2)	(6.0)	(18.8)	(11.7)
Hard asset disposals	(0.2)	(1.0)	(0.3)	(2.3)
Net flows	(0.3)	(2.9)	(2.8)	(0.5)
Market appreciation	9.4	3.7	21.2	6.8
Other	—	—	—	0.1
Ending balance	$258.8	$218.8	$258.8	$218.8
Average AUM	$254.7	$219.2	$250.3	$214.4

Annualized basis points: inflows	52.8	46.4	47.7	40.3
Annualized basis points: outflows	35.3	32.1	33.4	36.1
Annualized revenue impact of net flows ($ in millions)	$13.1	$(3.4)	$13.9	$3.9

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

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.
The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sub-advisory
Beginning balance	$78.8	$71.6	$75.9	$69.0
Gross inflows	2.3	1.7	4.9	5.7
Gross outflows	(3.3)	(3.1)	(6.8)	(5.5)
Net flows	(1.0)	(1.4)	(1.9)	0.2
Market appreciation	2.9	1.3	6.7	2.0
Other	—	—	—	0.3
Ending balance	$80.7	$71.5	$80.7	$71.5

Institutional
Beginning balance	$160.3	$136.4	$154.1	$133.8
Gross inflows	5.3	2.0	10.3	6.9
Gross outflows	(4.4)	(2.2)	(11.0)	(4.9)
Hard asset disposals	(0.2)	(1.0)	(0.3)	(2.3)
Net flows	0.7	(1.2)	(1.0)	(0.3)
Market appreciation	6.1	2.1	14.0	4.4
Other	—	—	—	(0.6)
Ending balance	$167.1	$137.3	$167.1	$137.3

Retail/Other
Beginning balance	$10.6	$10.0	$10.4	$9.6
Gross inflows	0.5	0.4	1.1	0.9
Gross outflows	(0.5)	(0.7)	(1.0)	(1.3)
Net flows	—	(0.3)	0.1	(0.4)
Market appreciation	0.4	0.3	0.5	0.4
Other	—	—	—	0.4
Ending balance	$11.0	$10.0	$11.0	$10.0

Total
Beginning balance	$249.7	$218.0	$240.4	$212.4
Gross inflows	8.1	4.1	16.3	13.5
Gross outflows	(8.2)	(6.0)	(18.8)	(11.7)
Hard asset disposals	(0.2)	(1.0)	(0.3)	(2.3)
Net flows	(0.3)	(2.9)	(2.8)	(0.5)
Market appreciation	9.4	3.7	21.2	6.8
Other	—	—	—	0.1
Ending balance	$258.8	$218.8	$258.8	$218.8

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S.
Beginning balance	$198.4	$175.1	$191.6	$171.8
Gross inflows	5.9	2.7	12.9	9.2
Gross outflows	(6.3)	(5.0)	(15.3)	(10.0)
Hard asset disposals	—	(1.0)	(0.1)	(1.7)
Net flows	(0.4)	(3.3)	(2.5)	(2.5)
Market appreciation	7.2	3.2	16.1	5.6
Other	—	—	—	0.1
Ending balance	$205.2	$175.0	$205.2	$175.0

Non-U.S.
Beginning balance	$51.3	$42.9	$48.8	$40.6
Gross inflows	2.2	1.4	3.4	4.3
Gross outflows	(1.9)	(1.0)	(3.5)	(1.7)
Hard asset disposals	(0.2)	—	(0.2)	(0.6)
Net flows	0.1	0.4	(0.3)	2.0
Market appreciation	2.2	0.5	5.1	1.2
Ending balance	$53.6	$43.8	$53.6	$43.8

Total
Beginning balance	$249.7	$218.0	$240.4	$212.4
Gross inflows	8.1	4.1	16.3	13.5
Gross outflows	(8.2)	(6.0)	(18.8)	(11.7)
Hard asset disposals	(0.2)	(1.0)	(0.3)	(2.3)
Net flows	(0.3)	(2.9)	(2.8)	(0.5)
Market appreciation	9.4	3.7	21.2	6.8
Other	—	—	—	0.1
Ending balance	$258.8	$218.8	$258.8	$218.8
At June 30, 2017, our total assets under management were $258.8 billion, an increase of $9.1 billion, or 3.6%, compared to $249.7 billion at March 31, 2017 and an increase of $40.0 billion, or 18.3%, compared to $218.8 billion at June 30, 2016. The change in assets under management during the three months ended June 30, 2017 reflects net market appreciation of $9.4 billion and net flows of $(0.3) billion. The change in assets under management during the six months ended June 30, 2017 reflects net market appreciation of $21.2 billion and net flows of $(2.8) billion.

For the three months ended June 30, 2017, our net flows were $(0.3) billion compared to $(2.5) billion for the three months ended March 31, 2017 and $(2.9) billion for the three months ended June 30, 2016.  Hard asset disposals of $(0.2) billion, $(0.1) billion and $(1.0) billion are reflected in the net flows for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016, respectively. For the three months ended June 30, 2017, the annualized revenue impact of the net flows was $13.1 million, as gross inflows of $8.1 billion during the three-month period were into asset classes yielding approximately 53 bps and gross outflows and hard asset disposals in the same period of $(8.4) billion were out of asset classes yielding approximately 35 bps.  This is compared to the annualized revenue impact of net flows of $0.8 million for the three months ended March 31, 2017 and $(3.4) million for the three months ended June 30, 2016.
For the six months ended June 30, 2017, our net flows were $(2.8) billion compared to $(0.5) billion for the six months ended June 30, 2016. Hard asset disposals of $(0.3) billion are reflected in the net flows for the six months ended June 30, 2017 and $(2.3) billion for the six months ended June 30, 2016. For the six months ended June 30, 2017, the annualized revenue impact of the net flows increased to $13.9 million compared to $3.9 million for the six months ended June 30, 2016. Gross inflows of $16.3 billion in the six months ended June 30, 2017 yielded an average of 48 bps compared to $13.5 billion yielding 40 bps in the year-ago period. Gross outflows and hard asset disposals of $(19.1) billion yielded 33 bps in the six months ended June 30, 2017 compared to $(14.0) billion yielding 36 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016
Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$206.7	$157.1	$49.6	$402.4	$306.7	$95.7
Performance fees	11.2	(0.8)	12.0	11.4	(0.8)	12.2
Other revenue	0.4	0.2	0.2	0.5	0.2	0.3
Consolidated Funds’ revenue	0.5	—	0.5	0.7	—	0.7
Total revenue	218.8	156.5	62.3	415.0	306.1	108.9
Compensation and benefits	173.4	87.5	85.9	316.2	172.1	144.1
General and administrative expense	27.7	22.7	5.0	53.3	44.5	8.8
Amortization of acquired intangibles	1.7	0.1	1.6	3.3	0.1	3.2
Depreciation and amortization	2.8	2.2	0.6	5.3	4.4	0.9
Consolidated Funds’ expense	0.3	—	0.3	0.5	—	0.5
Total expenses	205.9	112.5	93.4	378.6	221.1	157.5
Operating income	12.9	44.0	(31.1)	36.4	85.0	(48.6)
Investment income	5.0	4.5	0.5	11.1	8.0	3.1
Interest income	0.3	—	0.3	0.4	—	0.4
Interest expense	(5.9)	(0.5)	(5.4)	(11.8)	(1.0)	(10.8)
Net consolidated Funds’ investment gains	2.3	—	2.3	6.5	—	6.5
Income from continuing operations before taxes	14.6	48.0	(33.4)	42.6	92.0	(49.4)
Income tax expense	1.0	13.1	(12.1)	6.6	26.5	(19.9)
Income from continuing operations	13.6	34.9	(21.3)	36.0	65.5	(29.5)
Gain (loss) on disposal of discontinued operations, net of tax	—	1.4	(1.4)	(0.1)	1.6	(1.7)
Net income	13.6	36.3	(22.7)	35.9	67.1	(31.2)
Net income attributable to non-controlling interests in consolidated Funds	0.7	—	0.7	1.6	—	1.6
Net income attributable to controlling interests	$12.9	$36.3	$(23.4)	$34.3	$67.1	$(32.8)

Basic earnings per share ($)	$0.12	$0.30	$(0.18)	$0.30	$0.56	$(0.26)
Diluted earnings per share ($)	0.11	0.30	(0.19)	0.30	0.56	(0.26)
Weighted average basic ordinary shares outstanding	111.3	119.4	(8.1)	112.4	119.7	(7.3)
Weighted average diluted ordinary shares outstanding	111.8	119.6	(7.8)	113.1	119.8	(6.7)

U.S. GAAP operating margin(1)	5.9%	28.1%		8.8%	27.8%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Statement of Operations	2017	2016	2017	2016
Net income attributable to controlling interests	$12.9	$36.3	$34.3	$67.1
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	—	(1.4)	0.1	(1.6)
Net income from continuing operations attributable to controlling interests	12.9	34.9	34.4	65.5
Add: Income tax expense	1.0	13.1	6.6	26.5
Pre-tax income from continuing operations attributable to controlling interests	$13.9	$48.0	$41.0	$92.0
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

iii.	other revenue, consisting primarily of marketing, distribution and joint venture income; and

iv.	revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 37.5 bps for each of the three and six months ended June 30, 2017 and 33.8 bps for each of the three and six months ended June 30, 2016, respectively. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by acquisitions, net inflows or outflows in certain asset classes or disproportionate market movements. The three and six months ended June 30, 2017 were positively impacted by the higher yield on alternative assets acquired in the Landmark transaction as well as a positive market environment and the effect of higher fee rates on asset inflows than on asset outflows.

Our average basis points by asset class (including both consolidated Affiliates that are included, and equity-accounted Affiliates that are not included in management fee revenue) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$50.9	25	$50.0	25	$103.3	25	$97.4	25
Global/non-U.S. equity	114.1	42	92.8	42	217.8	42	180.4	42
Fixed income	6.8	21	7.2	20	13.9	21	14.4	21
Alternatives	70.3	56	40.5	44	135.3	55	79.8	43
Management fee revenue & weighted average fee rate on average AUM, including equity-accounted Affiliates	$242.1	38.1	$190.5	35.0	$470.3	37.9	$372.0	34.9
Less: Revenue from equity-accounted Affiliates	(35.4)		(33.4)		(67.9)		(65.3)
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$206.7	37.5	$157.1	33.8	$402.4	37.5	$306.7	33.8
Average AUM	$254.7		$219.2		$250.3		$214.4
Average AUM excluding equity-accounted Affiliates	220.8		186.8		216.7		182.4

(1)	Amounts shown excluding equity-accounted Affiliates are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended June 30, 2017 compared to three months ended June 30, 2016: Management fees increased $49.6 million, or 31.6%, from $157.1 million for the three months ended June 30, 2016 to $206.7 million for the three months ended June 30, 2017. The increase was primarily attributable to positive markets and incremental revenue from the Landmark transaction. Average assets under management excluding equity-accounted Affiliates increased 18.2%, from $186.8 billion for the three months ended June 30, 2016 to $220.8 billion for the three months ended June 30, 2017.
The increase in management fee revenue is also driven by the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 37.5 basis points for the three months ended June 30, 2017 and 33.8 basis points for the three months ended June 30, 2016, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates, as well as the higher fee-rate assets under management added as a result of the Landmark transaction. Compared to the three months ended June 30, 2016, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 7%, to 58% of average assets, while the mix of U.S. equity and fixed income decreased approximately (7)% to 42% of average assets. This shift was driven by flows, as well as the addition of Landmark and the impact of market movements.
Six months ended June 30, 2017 compared to six months ended June 30, 2016: Management fees increased $95.7 million, or 31.2%, from $306.7 million for the six months ended June 30, 2016 to $402.4 million for the six months ended June 30, 2017. The increase was primarily attributable to positive markets and incremental revenue from the Landmark transaction. Average assets under management excluding equity-accounted Affiliates increased 18.8%, from $182.4 billion for the six months ended June 30, 2016 to $216.7 billion for the six months ended June 30, 2017.

Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 37.5 basis points for the six months ended June 30, 2017 and 33.8 basis points for the six months ended June 30, 2016, with the increase driven mostly by the addition of the higher-fee rate assets under management due to the Landmark transaction with a portion of the increase due to the mix of flows and market movements in and out of assets with varying fee rates. Compared to the six months ended June 30, 2016, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 6%, to 57% of average assets, while the mix of U.S. equity and fixed income decreased approximately (6)% to 43% of average assets. This shift was driven by flows, as well as the addition of Landmark and the impact of market movements.
Performance Fees
Approximately $52.9 billion, or 24% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features, where we participate in such a fee. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustment up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at June 30, 2017 ($ in billions)				Management fees for the six months ended June 30, 2017 ($ in millions)			Performance fees for the six months ended June 30, 2017 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees		AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$19.0	$11.8	*	$7.2	$73.0	$49.6	$23.4	$10.6	31.2%	12.7%
Separate accounts/other products	205.4	159.7		45.7	329.4	279.4	50.0	0.8	1.6%	0.2%
Total	$224.4	$171.5		$52.9	$402.4	$329.0	$73.4	$11.4	13.4%	2.8%

*
Certain legacy Landmark Funds include a carried interest component in which we do not participate and which is not consolidated in our revenue. A majority of the $11.8 billion shown here includes such Funds managed by Landmark and any carried interest earned by these Funds is not attributable to us.

In aggregate, we recognized $11.4 million in performance fees in the six months ended June 30, 2017. Included in this number were $(6.6) million of negative performance fees, calculated in total by each Fund that had net negative performance fees on a year-to-date basis.  The negative performance fee generally represents performance adjustments in certain sub-advisory accounts. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were 2.8% of total fees for the six months ended June 30, 2017 and (0.3)% of total fees for the six months ended June 30, 2016. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Gross performance fees	$11.2	$(0.8)	$11.4	$(0.8)
Net performance fees(1)	$4.8	$(0.3)	5.2	(0.3)
Percentage of performance fees accruing to OMAM(2)	42.9%	37.5%	45.6%	37.5%
Gross performance fees as a percentage of total fees(3)	5.1%	(0.5)%	2.8%	(0.3)%

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

(3)
Total fees, comprised of management fees and performance fees, excluding the effect of consolidated Funds, were $217.9 million for the three months ended June 30, 2017, and $156.3 million for the three months ended June 30, 2016. Total fees were $413.8 million for the six months ended June 30, 2017 and $305.9 million for the six months ended June 30, 2016.

Three months ended June 30, 2017 compared to three months ended June 30, 2016: Performance fees increased $12.0 million, from $(0.8) million for the three months ended June 30, 2016 to $11.2 million for the three months ended June 30, 2017. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The increase was primarily attributable to a performance fee earned on an alternative product.

Six months ended June 30, 2017 compared to six months ended June 30, 2016: Performance fees increased $12.2 million, from $(0.8) million for the six months ended June 30, 2016 to $11.4 million for the six months ended June 30, 2017.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The increase was primarily attributable to a performance fee earned on an alternative product in the second quarter.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of June 30, 2017.
Other Revenue
Three months ended June 30, 2017 compared to three months ended June 30, 2016: Other revenue increased $0.2 million, or 100.0%, from $0.2 million for the three months ended June 30, 2016 to $0.4 million for the three months ended June 30, 2017. The increase was primarily attributable to consulting services offered by an Affiliate in 2017.

Six months ended June 30, 2017 compared to six months ended June 30, 2016: Other revenue increased $0.3 million, from $0.2 million for the six months ended June 30, 2016 to $0.5 million for the six months ended June 30, 2017. The increase for the six months ended June 30, 2017 was primarily attributable to consulting services offered by an Affiliate in 2017.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Fixed compensation and benefits(1)	$41.5	$34.0	$84.3	$69.4
Sales-based compensation(2)	4.5	4.4	8.9	9.2
Variable compensation(3)	69.9	41.0	121.1	78.4
Affiliate key employee distributions(4)	16.5	9.2	31.4	17.5
Non-cash Affiliate key employee equity revaluations(5)	23.3	(1.1)	35.2	(2.4)
Acquisition-related consideration and pre-acquisition employee equity(6)	17.7	—	35.3	—
Total U.S. GAAP compensation and benefits expense	$173.4	$87.5	$316.2	$172.1

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three and six months ended June 30, 2017, $41.0 million and $83.8 million, respectively, of fixed compensation and benefits (of the $41.5 million and $84.3 million above) is included within economic net income, which excludes the compensation and benefits associated with the CEO transition costs.

(2)
Sales-based compensation is paid to us and our Affiliates’ sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management in both current and prior periods.

(3)
Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. In Affiliates with an agreed split of performance fees between Affiliate employees and OMAM, the Affiliates’ share of performance fees is allocated entirely to variable compensation. Center variable compensation includes cash and OMAM equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Cash variable compensation	$60.4	$34.5	$105.4	$65.6
Non-cash equity-based award amortization	9.5	6.5	15.7	12.8
Total variable compensation(a)	$69.9	$41.0	$121.1	$78.4

(a)
For the three and six months ended June 30, 2017, $61.1 million and $112.3 million, respectively, of variable compensation expense (of the $69.9 million and $121.1 million above) is included within economic net income, which excludes the variable compensation associated with the CEO transition costs.

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
Three months ended June 30, 2017 compared to three months ended June 30, 2016: Compensation and benefits expense increased $85.9 million, or 98.2%, from $87.5 million for the three months ended June 30, 2016 to $173.4 million for the three months ended June 30, 2017.  Fixed compensation and benefits increased $7.5 million, or 22.1%, from $34.0 million for the three months ended June 30, 2016 to $41.5 million for the three months ended June 30, 2017. This reflects the effect of the Landmark acquisition as well as new hires and annual cost of living increases. Variable compensation increased $28.9 million, or 70.5%, from $41.0 million for the three months ended June 30, 2016 to $69.9 million for the three months ended June 30, 2017, due to the higher pre-variable compensation earnings, in part reflecting the effect of the Landmark transaction. Additionally, $8.8 million of the increase is attributable to CEO transition costs. Sales-based compensation increased $0.1 million, or 2.3%, from $4.4 million for the three months ended June 30, 2016 to $4.5 million for the three months ended June 30, 2017, as a result of the structure of sales-based compensation due from the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $7.3 million, or 79.3%, from $9.2 million for the three months ended June 30, 2016 to $16.5 million for the three months ended June 30, 2017 as a result of higher underlying operating earnings and the effect of the Landmark transaction, as Landmark employees own 40% of their business. Revaluations of Affiliate equity increased by $24.4 million reflecting formulaic revaluations of key employee ownership at certain Affiliates, as the value of Affiliate equity decreased $(1.1) million in the three months ended June 30, 2016 and increased $23.3 million in the three months ended June 30, 2017. Acquisition-related consideration and pre-acquisition equity was $17.7 million for the three months ended June 30, 2017 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements. The increase in compensation resulting from the amortization of acquisition-related consideration and pre-acquisition employee equity, as well as the non-cash Affiliate key employee equity revaluations and increased variable compensation, all of which were impacted by the Landmark transaction, were the primary reasons for the reduction of our U.S. GAAP operating margin.

Six months ended June 30, 2017 compared to six months ended June 30, 2016: Compensation and benefits expense increased $144.1 million, or 83.7%, from $172.1 million for the six months ended June 30, 2016 to $316.2 million for the six months ended June 30, 2017. Fixed compensation and benefits increased $14.9 million, or 21.5%, from $69.4 million for the six months ended June 30, 2016 to $84.3 million for the six months ended June 30, 2017. This reflects annual cost of living increases and higher compensation costs as a result of the Landmark acquisition. Variable compensation increased $42.7 million, or 54.5%, from $78.4 million for the six months ended June 30, 2016 to $121.1 million for the six months ended June 30, 2017. The increase was attributable to higher pre-variable compensation earnings, including the acquisition of Landmark, which in turn was primarily attributable to increases in management fee revenue. Additionally, $8.8 million of the increase is attributable to CEO transition costs incurred in the second quarter of 2017. Sales-based compensation decreased $(0.3) million, or (3.3)%, from $9.2 million for the six months ended June 30, 2016 to $8.9 million for the six months ended June 30, 2017, as a result of the structure of sales-based compensation due from the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $13.9 million, or 79.4%, from $17.5 million for the six months ended June 30, 2016 to $31.4 million for the six months ended June 30, 2017 primarily as a result of higher earnings before Affiliate key employee distributions at the consolidated Affiliates, combined with the effect of the Landmark transaction, where employees retain a 40% ownership position. Revaluations of Affiliate equity increased by $37.6 million, reflecting revaluations of key employee ownership at certain Affiliates, as the value of Affiliate equity decreased $(2.4) million in the six months ended June 30, 2016 and increased $35.2 million in the six months ended June 30, 2017. Acquisition-related consideration and pre-acquisition equity was $35.3 million for the six months ended June 30, 2017 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements. The increase in compensation resulting from the amortization of acquisition-related consideration and pre-acquisition employee equity, as well as the non-cash Affiliate key employee equity revaluations and increased variable compensation, all of which were impacted by the Landmark transaction, were the primary reasons for the reduction of our U.S. GAAP operating margin.

General and Administrative Expense
Three months ended June 30, 2017 compared to three months ended June 30, 2016: General and administrative expense increased $5.0 million, or 22.0%, from $22.7 million for the three months ended June 30, 2016 to $27.7 million for the three months ended June 30, 2017. The increases in general and administrative expenses reflect new initiatives and the impact of Landmark.

Six months ended June 30, 2017 compared to six months ended June 30, 2016: General and administrative expense increased $8.8 million, or 19.8%, from $44.5 million for the six months ended June 30, 2016 to $53.3 million for the six months ended June 30, 2017, driven by systems costs, new initiatives and the impact of Landmark.
Amortization of Acquired Intangibles Expense
Three months ended June 30, 2017 compared to three months ended June 30, 2016: Amortization of acquired intangibles expense increased to $1.7 million for the three months ended June 30, 2017 from $0.1 million for the three months ended June 30, 2016. The increase reflects the amortization of intangible assets acquired in the Landmark transaction.
Six months ended June 30, 2017 compared to six months ended June 30, 2016: Amortization of acquired intangibles expense increased $3.2 million to $3.3 million for the six months ended June 30, 2017 from $0.1 million for the six months ended June 30, 2016. The increase reflects the amortization of intangible assets acquired in the Landmark transaction.
Depreciation and Amortization Expense
Three months ended June 30, 2017 compared to three months ended June 30, 2016: Depreciation and amortization expense increased $0.6 million, or 27.3%, from $2.2 million for the three months ended June 30, 2016 to $2.8 million for the three months ended June 30, 2017. The increase was primarily due to additional fixed asset and technology investments in the business in 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016: Depreciation and amortization expense increased $0.9 million, or 20.5%, from $4.4 million for the six months ended June 30, 2016 to $5.3 million for the six months ended June 30, 2017. The increase was primarily due to additional fixed asset and technology investments in the business in 2016.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended June 30, 2017 compared to three months ended June 30, 2016: Investment income increased $0.5 million, or 11.1%, from $4.5 million for the three months ended June 30, 2016 to $5.0 million for the three months ended June 30, 2017, primarily due to higher returns on seed capital investments following the purchase of approximately $40 million in seed capital from OM plc in September 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016: Investment income increased $3.1 million, or 38.8%, from $8.0 million for the six months ended June 30, 2016 to $11.1 million for the six months ended June 30, 2017. In the first quarter of 2017, an Affiliate of the Company sold a cost-basis investment in timber and timberlands for a net gain of $1.7 million. The remainder of the increase is primarily due to gains on seed investments offset by lower income from equity-accounted Affiliates.
Interest Income

Three months ended June 30, 2017 compared to three months ended June 30, 2016: Interest income increased $0.3 million, from $0.0 million for the three months ended June 30, 2016 to $0.3 million for the three months ended June 30, 2017. The increase was due to higher cash balances in the quarter.

Six months ended June 30, 2017 compared to six months ended June 30, 2016: Interest income increased $0.4 million, from $0.0 million for the six months ended June 30, 2016 to $0.4 million for the six months ended June 30, 2017. The increase was due to higher average cash balances in 2017.
Interest Expense
Three months ended June 30, 2017 compared to three months ended June 30, 2016: Interest expense increased $5.4 million, from $0.5 million for the three months ended June 30, 2016 to $5.9 million for the three months ended June 30, 2017, reflecting the issuance of $400 million in long-term debt in July 2016.
Six months ended June 30, 2017 compared to six months ended June 30, 2016: Interest expense increased $10.8 million, from $1.0 million for the six months ended June 30, 2016 to $11.8 million for the six months ended June 30, 2017, reflecting the issuance of $400 million in long-term debt in July 2016.
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
Three months ended June 30, 2017 compared to three months ended June 30, 2016: Income tax expense decreased $(12.1) million, or (92.4)%, from $13.1 million for the three months ended June 30, 2016 to $1.0 million for the three months ended June 30, 2017. The effective tax rate for the quarter decreased due to decreases in income from continuing operations before tax and the benefit of the intercompany interest expense which has a more favorable impact on the effective tax rate due to the decrease in income from continuing operations before tax.
Six months ended June 30, 2017 compared to six months ended June 30, 2016: Income tax expense decreased $(19.9) million, or (75.1)%, from $26.5 million for the six months ended June 30, 2016 to $6.6 million for the six months ended June 30, 2017. The decrease relates primarily to decreases in income from continuing operations before tax and decreases in the adjustments to uncertain tax positions. In 2016 the adjustment for uncertain tax positions increased the income tax expense and in 2017 a true-up adjustment relating to accrued interest on uncertain tax positions decreased income tax expense. The effective tax rate decreased to 16.2% for the six months ended June 30, 2017 from 28.8% for the six months ended June 30, 2016 due to decreases in income from continuing operations before tax and the benefit of the intercompany interest expense which has a more favorable impact on the effective tax rate due to the decrease in income from continuing operations before tax.

On July 13, 2017, (the “Effective Date”) the UK published revised draft legislation to be included in the U.K. Finance Bill (No. 2) 2017 (the “Finance Bill”) that would impact our tax position as of the Effective Date. The legislation is expected to receive Royal Assent later in the year and there is still scope for changes to be made as the Finance Bill is finalized. If this legislation is enacted as proposed, our UK tax liability is expected to increase by approximately $10 million annually. While we continue to explore alternative structures that comply with these new tax rules, given the Effective Date, we expect to record the incremental U.K. tax as of that date. In the event that the proposed legislation is enacted as proposed, the impact to our 2017 GAAP EPS would be approximately $(0.02) per share.
U.S. GAAP Consolidated Funds
Three months ended June 30, 2017 compared to three months ended June 30, 2016: Funds consolidation for the three months ended June 30, 2017 reflected consolidated Funds’ revenue of $0.5 million, consolidated Funds’ expense of $0.3 million and consolidated Funds’ investment gain of $2.3 million. We did not consolidate any Funds in the three months ended June 30, 2016, therefore there was no income or loss attributable to non-controlling interests of consolidated Funds in that period.
Six months ended June 30, 2017 compared to six months ended June 30, 2016: Funds consolidation for the six months ended June 30, 2017 reflected consolidated Funds’ revenue of $0.7 million, consolidated Funds’ expense of $0.5 million and consolidated Funds’ investment gain of $6.5 million. We did not consolidate any funds in the six months ended June 30, 2016, therefore there was no income or loss attributable to non-controlling interests of consolidated Funds in that period.
Discontinued Operations
Three months ended June 30, 2017 compared to three months ended June 30, 2016: All of our discontinued operations were wound down, sold, or transferred to OM plc prior to 2016 and there were no results from discontinued operations in either the three months ended June 30, 2016 or June 30, 2017. Discontinued operations consisted of a gain on disposal of $1.4 million for the three months ended June 30, 2016, net of tax, representing incremental gains from disposals in that period. There was no gain or loss on disposal in the three months ended June 30, 2017.
Six months ended June 30, 2017 compared to six months ended June 30, 2016: All of our discontinued operations were wound down, sold, or transferred to OM plc prior to 2016 and there were no results from discontinued operations in either the six months ended June 30, 2016 or June 30, 2017. Discontinued operations consisted of a gain on disposal of $1.6 million for the six months ended June 30, 2016 and a loss on disposal of $(0.1) million for the six months ended June 30, 2017, in each case net of tax, representing incremental gains (losses) from disposals in each period. Gains and losses on disposal of discontinued operations represent our rights or obligations related to contractual residual interests in previously discontinued operations.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and six months ended June 30, 2017 and 2016. In the third quarter of 2016, due to the purchase of certain seed capital investments from OM plc, we consolidated certain Funds. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to make the two periods presented comparable.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Numerator: Operating income	$12.9	$44.0	$36.4	$85.0
Denominator: Total revenue	$218.8	$156.5	$415.0	$306.1
U.S. GAAP operating margin(1)	5.9%	28.1%	8.8%	27.8%

Numerator: Total operating expenses(2)	$205.6	$112.5	$378.1	$221.1
Denominator: Management fee revenue	$206.7	$157.1	$402.4	$306.7
U.S. GAAP operating expense / management fee revenue(3)	99.5%	71.6%	94.0%	72.1%

Numerator: Variable compensation	$69.9	$41.0	$121.1	$78.4
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$99.1	$94.2	$188.7	$180.9
U.S. GAAP variable compensation ratio(3)	70.5%	43.5%	64.2%	43.3%

Numerator: Affiliate key employee distributions	$16.5	$9.2	$31.4	$17.5
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$29.2	$53.2	$67.6	$102.5
U.S. GAAP Affiliate key employee distributions ratio(3)	56.5%	17.3%	46.4%	17.1%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 5.8% for the three months ended June 30, 2017, 28.1% for the three months ended June 30, 2016, 8.7% for the six months ended June 30, 2017 and 27.8% for the six months ended June 30, 2016.

(2)
Excludes consolidated Funds expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively. There were no Funds consolidated in the three and six months ended June 30, 2016.

(3)	Excludes the effect of Funds consolidation for the three and six months ended June 30, 2017. There were no Funds consolidated in the three and six months ended June 30, 2016.

(4)
Excludes consolidated Funds revenue of $0.5 million and $0.7 million for the three and six months ended June 30, 2017, respectively. There were no Funds consolidated in the three and six months ended June 30, 2016.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Operating income	$12.9	$44.0	$36.4	$85.0
Affiliate key employee distributions	16.5	9.2	31.4	17.5
Operating income of consolidated Funds	(0.2)	—	(0.2)	—
Operating income before Affiliate key employee distributions	29.2	53.2	67.6	102.5
Variable compensation	69.9	41.0	121.1	78.4
Operating income before variable compensation and Affiliate key employee distributions	$99.1	$94.2	$188.7	$180.9
Effects of Inflation
For the three and six months ended June 30, 2017 and 2016, inflation did not have a material effect on our consolidated results of operations.
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
ENI is an important measure to investors because it is used by the Company to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with our Affiliates. For a further discussion of how we use ENI and why ENI is useful to investors, see “—Overview—How We Measure Performance.” Please note the following refinements to our definition of economic net income undertaken in light of transactions which closed in the third quarter of 2016. Items (iv) and (v) reflect the breakout of line items which have always been part of our definition of ENI that have now become more meaningful in light of our purchase of seed capital from OM plc on September 15, 2016 and the acquisition of Landmark Partners as of August 18, 2016. We have also added additional explanatory language to item (ii) in light of the treatment of a portion of the purchase price and non-controlling interests from Landmark Partners as compensation for U.S. GAAP purposes.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2017 and 2016
The following table reconciles net income attributable to controlling interests to economic net income for the three and six months ended June 30, 2017 and 2016:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2017	2016	2017	2016
U.S. GAAP net income attributable to controlling interests		$12.9	$36.3	$34.3	$67.1
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations	23.3	(1.1)	35.2	(2.4)
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	19.4	—	38.6	0.1
iii.	Capital transaction costs	—	1.6	—	1.7
iv.	Seed/Co-investment (gains) losses and financings(1)	(2.9)	(0.7)	(8.7)	(0.7)
v.	Tax benefit of goodwill and acquired intangibles deductions	2.3	0.7	4.5	1.3
vi.	Discontinued operations and restructuring(2)	9.3	(1.4)	9.4	(1.6)
vii.	ENI tax normalization	2.1	0.8	2.2	2.2
Tax effect of above adjustments, as applicable(3)		(19.8)	—	(30.0)	0.5
Economic net income		$46.6	$36.2	$85.5	$68.2

(1)	The net return on seed/co-investment (gains) losses and financings for the three and six months ended June 30, 2017 and 2016 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Seed/Co-investment (gains) losses	$(3.6)	$(1.0)	$(10.3)	$(1.2)
Financing costs:
Seed/Co-investment average balance	51.0	61.1	56.1	59.0
Blended interest rate*	6.2%	1.5%	6.2%	1.5%
Financing costs	0.7	0.3	1.6	0.5
Net seed/co-investment (gains) losses and financing	$(2.9)	$(0.7)	$(8.7)	$(0.7)

* Prior to the July 2016 bond issuances, the blended interest rate was based on the interest rate on our revolving credit facility. Subsequent to the 2016 bond issuance, and going forward, the blended rate is based on the weighted average rate of the long-term bonds, unless there is alternative funding directly allocated to the seed capital.

(2)
Included in restructuring in the three and six months ended June 30, 2017 is $9.3 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation.

(3)	Reflects the sum of line items i, ii, iii, iv and the restructuring component of line vi taxed at the 40.2% U.S. statutory rate (including state tax).

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
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
U.S. GAAP revenue	$218.8	$156.5	$415.0	$306.1
Include investment return on equity-accounted Affiliates	3.1	3.5	5.5	6.8
Exclude revenue from consolidated Funds attributable to non-controlling interests	(0.5)	—	(0.7)	—
Other	—	—	0.4	—
ENI revenue	$221.4	$160.0	$420.2	$312.9
The following table identifies the components of ENI revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Management fees(1)	$206.7	$157.1	$402.4	$306.7
Performance fees(2)	11.2	(0.8)	11.4	(0.8)
Other income, including equity-accounted Affiliates(3)	3.5	3.7	6.4	7.0
ENI revenue	$221.4	$160.0	$420.2	$312.9

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $3.1 million and $5.5 million for the three and six months ended June 30, 2017, respectively, and $3.5 million and $6.8 million for the three and six months ended June 30, 2016, respectivley.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
U.S. GAAP other revenue	$0.4	$0.2	$0.5	$0.2
Income from equity-accounted Affiliates	3.1	3.5	5.5	6.8
Other reconciling items	—	—	0.4	—
ENI other income	$3.5	$3.7	$6.4	$7.0

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
U.S. GAAP operating expense	$205.9	$112.5	$378.6	$221.1
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(17.7)	—	(35.3)	—
Non-cash key employee equity and profit interest revaluations	(23.3)	1.1	(35.2)	2.4
Amortization of acquired intangible assets	(1.7)	—	(3.3)	(0.1)
Capital transaction costs	—	(1.6)	—	(1.7)
Restructuring costs(1)	(9.3)	—	(9.3)	—
Funds’ operating expense	(0.3)	—	(0.5)	—
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(61.1)	(41.0)	(112.3)	(78.4)
Affiliate key employee distributions	(16.5)	(9.2)	(31.4)	(17.5)
ENI operating expense	$76.0	$61.8	$151.3	$125.8

(1)
Restructuring costs in the three and six months ended June 30, 2017 are comprised of $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation associated with the CEO transition.

(2)
For the three and six months ended June 30, 2017, $69.9 million and $121.1 million, respectively, of variable compensation expense is included within U.S. GAAP net income, which includes variable compensation associated with the CEO transition costs presented in “Restructuring costs” in this table.

The following table identifies the components of ENI operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Fixed compensation & benefits(1)	$41.0	$34.0	$83.8	$69.4
General and administrative expenses(2)	32.2	25.5	62.2	52.0
Depreciation and amortization	2.8	2.3	5.3	4.4
ENI operating expense	$76.0	$61.8	$151.3	$125.8

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the three and six months ended June 30, 2017 and 2016 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Total U.S. GAAP compensation expense	$173.4	$87.5	$316.2	$172.1
Acquisition-related consideration and pre-acquisition employee equity	(17.7)	—	(35.3)	—
Non-cash key employee equity and profit interest revaluations excluded from ENI	(23.3)	1.1	(35.2)	2.4
Sales-based compensation reclassified to ENI general & administrative expenses	(4.5)	(4.4)	(8.9)	(9.2)
Affiliate key employee distributions	(16.5)	(9.2)	(31.4)	(17.5)
Compensation related to restructuring expenses(a)	(9.3)	—	(9.3)	—
Variable compensation(b)	(61.1)	(41.0)	(112.3)	(78.4)
ENI fixed compensation and benefits	$41.0	$34.0	$83.8	$69.4

(a)
Restructuring costs in the three and six months ended June 30, 2017 are comprised of $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation associated with the CEO transition.

(b)
For the three and six months ended June 30, 2017, $69.9 million and $121.1 million, respectively, of variable compensation expense is included within U.S. GAAP net income, which includes variable compensation associated with the CEO transition costs presented in “Compensation related to restructuring expenses” in this table.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
U.S. GAAP general and administrative expense	$27.7	$22.7	$53.3	$44.5
Sales-based compensation	4.5	4.4	8.9	9.2
Capital transaction costs	—	(1.6)	—	(1.7)
ENI general and administrative expense	$32.2	$25.5	$62.2	$52.0

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and six months ended June 30, 2017 and 2016. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Numerator: ENI operating earnings(1)	$84.3	$57.2	$156.6	$108.7
Denominator: ENI revenue	$221.4	$160.0	$420.2	$312.9
ENI operating margin(2)	38.1%	35.8%	37.3%	34.7%

Numerator: ENI operating expense	$76.0	$61.8	$151.3	$125.8
Denominator: ENI management fee revenue(3)	$206.7	$157.1	$402.4	$306.7
ENI operating expense ratio(4)	36.8%	39.3%	37.6%	41.0%

Numerator: ENI variable compensation	$61.1	$41.0	$112.3	$78.4
Denominator: ENI earnings before variable compensation(1)(5)	$145.4	$98.2	$268.9	$187.1
ENI variable compensation ratio(6)	42.0%	41.8%	41.8%	41.9%

Numerator: Affiliate key employee distributions	$16.5	$9.2	$31.4	$17.5
Denominator: ENI operating earnings(1)	$84.3	$57.2	$156.6	$108.7
ENI Affiliate key employee distributions ratio(7)	19.6%	16.1%	20.1%	16.1%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
U.S. GAAP operating income	$12.9	$44.0	$36.4	$85.0
Include investment return on equity-accounted Affiliates	3.1	3.5	5.5	6.8
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	23.3	(1.1)	35.2	(2.4)
Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	19.4	—	38.6	0.1
Capital transaction costs	—	1.6	—	1.7
Restructuring costs(a)	9.3	—	9.3	—
Other	—	—	0.4	—
Affiliate key employee distributions	16.5	9.2	31.4	17.5
Variable compensation(b)	61.1	41.0	112.3	78.4
Funds’ operating (income) loss	(0.2)	—	(0.2)	—
ENI earnings before variable compensation	145.4	98.2	268.9	187.1
Less: ENI variable compensation	(61.1)	(41.0)	(112.3)	(78.4)
ENI operating earnings	84.3	57.2	156.6	108.7
Less: ENI Affiliate key employee distributions	(16.5)	(9.2)	(31.4)	(17.5)
ENI earnings after Affiliate key employee distributions	$67.8	$48.0	$125.2	$91.2

(a)
Restructuring costs in the three and six months ended June 30, 2017 are comprised of $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation associated with the CEO transition.

(b)
For the three and six months ended June 30, 2017, $69.9 million and $121.1 million, respectively, of variable compensation expense is included within U.S. GAAP net income, which includes variable compensation associated with the CEO transition costs presented in “Restructuring costs” in this table.

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 5.8% for the three months ended June 30, 2017, 28.1% for the three months ended June 30, 2016, 8.7% for the six months ended June 30, 2017 and 27.8% for the six months ended June 30, 2016.

The ENI operating margin is important because it gives investors an understanding of the profitability of the total business relative to revenue, irrespective of the ownership position which OMAM has in each of its Affiliates. Management and investors use this ratio when comparing our profitability relative to our peer group and evaluating our ability to manage the cost structure and profitability of our business under different operating environments.

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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Pre-tax economic net income(1)	$63.0	$47.9	$115.4	$90.8
Intercompany interest expense deductible for U.S. tax purposes	(19.6)	(17.7)	(38.9)	(35.4)
Taxable economic net income	43.4	30.2	76.5	55.4
Taxes at the U.S. federal and state statutory rates(2)	(17.5)	(12.2)	(30.8)	(22.3)
Other reconciling tax adjustments	1.1	0.5	0.9	(0.3)
Tax on economic net income	(16.4)	(11.7)	(29.9)	(22.6)
Add back intercompany interest expense previously excluded	19.6	17.7	38.9	35.4
Economic net income	$46.6	$36.2	$85.5	$68.2
Economic net income effective tax rate(3)	26.0%	24.4%	25.9%	24.9%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
U.S. GAAP interest income	$0.3	$—	$0.4	$—
U.S. GAAP interest expense	(5.9)	(0.5)	(11.8)	(1.0)
U.S. GAAP net interest expense	(5.6)	(0.5)	(11.4)	(1.0)
Other ENI interest expense exclusions(a)	0.8	0.4	1.6	0.6
ENI net interest income (expense)	(4.8)	(0.1)	(9.8)	(0.4)
ENI earnings after Affiliate key employee distributions(b)	67.8	48.0	125.2	91.2
Pre-tax economic net income	$63.0	$47.9	$115.4	$90.8

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

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
On July 13, 2017, or the Effective Date, the UK published revised draft legislation to be included in the U.K. Finance Bill (No. 2) 2017, or the Finance Bill, that would impact our tax position as of the Effective Date. The legislation is expected to receive Royal Assent later in the year and there is still scope for changes to be made as the Finance Bill is finalized. If this legislation is enacted as proposed, our UK tax liability is expected to increase by approximately $10 million annually. While we continue to explore alternative structures that comply with these new tax rules, given the Effective Date, we expect to record the incremental U.K. tax as of that date. In the event that the proposed legislation is enacted as proposed, the impact to our 2017 ENI EPS would be approximately $(0.03) per share.

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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Net income attributable to controlling interests	$12.9	$36.3	$34.3	$67.1
Net interest expense to third parties	5.6	0.5	11.4	1.0
Income tax expense (including tax expenses related to discontinued operations)	1.0	13.6	6.6	27.1
Depreciation and amortization (including intangible assets)	4.4	2.4	8.6	4.5
EBITDA	$23.9	$52.8	$60.9	$99.7
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit interests	23.3	(1.1)	35.2	(2.4)
Amortization of acquisition-related consideration and pre-acquisition employee equity	17.7	—	35.3	—
EBITDA of discontinued operations	—	(1.9)	0.1	(2.2)
(Gain) loss on seed and co-investments	(3.6)	(1.0)	(10.3)	(1.2)
Restructuring costs(1)	9.3	—	9.3	—
Capital transaction costs	—	1.6	—	1.7
Other	—	(0.1)	—	—
Adjusted EBITDA	$70.6	$50.3	$130.5	$95.6
ENI net interest expense to third parties	(4.8)	(0.1)	(9.8)	(0.4)
Depreciation and amortization	(2.8)	(2.3)	(5.3)	(4.4)
Tax on economic net income	(16.4)	(11.7)	(29.9)	(22.6)
Economic net income	$46.6	$36.2	$85.5	$68.2

(1)
Restructuring costs in the three and six months ended June 30, 2017 are comprised of $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation associated with the CEO transition.

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
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Six Months Ended June 30,
($ in millions)	2017	2016
Cash provided by (used in)(1)(2)
Operating activities	$60.7	$33.8
Investing activities	48.0	(12.9)
Financing activities	(127.2)	(92.4)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Comparison for the six months ended June 30, 2017 and 2016
Net cash provided by operating activities of continuing operations increased $26.9 million, from net cash provided of $33.8 million for the six months ended June 30, 2016 to net cash provided of $60.7 million for the six months ended June 30, 2017, driven primarily by higher amortization and revaluation of non-cash compensation awards for the six months ended June 30, 2017. Net cash provided by (used in) investing activities of continuing operations increased $60.9 million, from $12.9 million used for the six months ended June 30, 2016 to $48.0 million provided for the six months ended June 30, 2017, driven primarily by the sale of a cost basis investment at an Affiliate. Net cash used in financing activities of continuing operations increased $34.8 million, from $92.4 million used for the six months ended June 30, 2016 to $127.2 million used for the six months ended June 30, 2017, due to higher payments to OM plc under the DTA Deed, and increased share repurchases, offset by the repayment of third party borrowings which did not recur in the six months ended June 30, 2017.
Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, including our obligations under the amended Deferred Tax Asset Deed, as well as our day-to-day operations and future investment requirements. Refer to Note 7, Related Party Transactions, for additional information on the amended agreements with OM plc. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.

Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	6/30/2017	12/31/2016	Interest rate	Maturity
Long-term debt of OMAM, net of issuance costs
Revolving credit facility	$15.0	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
4.80% Senior Notes Due 2026	271.7	271.6	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	120.8	120.7	5.125%	August 1, 2031
Total long-term debt	$407.5	$392.3
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
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x.  At June 30, 2017, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.67x and our Interest Coverage Ratio was 11x.
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
Long-term bonds
In July 2016, we issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”) and $125.0 million of 5.125% Senior Notes due 2031 (the “2031 Notes”). We used the net proceeds of these offerings to finance the acquisition of Landmark in August 2016, purchase seed capital from OM plc, settle a Treasury rate lock contract and pay down the balance of the Revolving Credit Facility.

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
While the Company does not currently anticipate that the adoption of ASU 2014-09 will result in a material change to the timing of when revenue is recognized, the Company is continuing to evaluate individual contracts under the standard. A series of position papers documenting the Company’s accounting conclusions pursuant to the standard have been drafted, which evaluate and incorporate applicable industry guidance, including Asset Management Revenue Recognition Task Force papers published by the American Institute of Certified Public Accountants. The Company is continuing to analyze, evaluate and document individual contracts within the context of ASU 2014-09 and the Company anticipates this phase will be substantially complete by October 2017.

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
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2017 and our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses June 30, 2017 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on June 30, 2017. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2017.
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
The value of our assets under management was $258.8 billion as of June 30, 2017. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $98.6 million based on our current weighted average fee rate of approximately 38 basis points, including equity-accounted Affiliates. Approximately $64.0 billion, or 25%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $1.5 million impact to our gross performance fees based on our trailing twelve month performance fees of $14.8 million as of June 30, 2017. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $31.6 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles; excluding REITS) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $194.2 billion of equity assets under management to increase or decrease by $19.4 billion, resulting in a change in annualized management fee revenue of $67.7 million and an annual change in post-tax economic net income of approximately $22.6 million, given our current cost structure, operating model, and weighted average equity fee rates of 35 basis points at the mix of strategies as of June 30, 2017. Approximately $45.5 billion, or 24%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would not result in a material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $97.6 billion of foreign currency denominated AUM to increase or decrease by $9.8 billion, resulting in a change in annualized management fee revenue of $43.3 million and an annual change in post-tax economic net income of $14.9 million, based on weighted average fees earned on our foreign currency denominated AUM of 44 basis points at the mix of strategies as of June 30, 2017. Approximately $14.5 billion, or 15%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 75% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.7 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $13.2 billion, would cause AUM to rise or fall by approximately $1.3 billion. Based on our fixed income weighted average fee rates of 21 basis points, annualized management fees would change by $2.8 million and post-tax economic net income would change by $0.9 million annually. There are currently no material fixed income assets earning performance fees as of June 30, 2017.

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

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2017, under the heading “Risk Factors” and Item 8.01 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017. You should also consider the following risk factor which has been updated following announcement by UK tax authorities.
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
In 2016, the U.K. Government enacted legislation which included new anti-hybrid rules designed to neutralize the effects of hybrid mismatch arrangements, which took effect from January 1, 2017. Our financing structure includes an entity which could be treated as a hybrid for the purposes of these rules, but we received a written opinion from

Deloitte LLP that the new anti-hybrid rules as originally enacted should not apply to our financing structure. On July 13, 2017 (the “Effective Date”) the U.K. Government published revised draft legislation to be included in the U.K. Finance Bill (No. 2) 2017 containing revisions to the anti-hybrid rules that are expected to impact the Company’s tax position as of the Effective Date. The legislation is expected to receive Royal Assent later this year, although there is still scope for changes to be made as the Finance Bill is finalized. We will continue to explore alternative financing structures that comply with these new tax rules, however given the anticipated Effective Date, we expect to record the incremental U.K. tax as of the Effective Date upon enactment of the revised legislation. If this legislation is enacted as currently proposed, the Company’s U.K. tax liability is expected to increase by approximately $10 million annually based on our current balance sheet and the impact in 2017 is expected to be a reduction to our earnings of approximately $2.3 million and $3.1 million for U.S. GAAP net income and economic net income, respectively.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2017:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1)(2) (in millions)
April 1-30, 2017	—		$—	—	$137.8
May 1-31, 2017	5,000,000	(2)	14.55	5,000,000	137.8
June 1-30, 2017	—		—	—	137.8
Total	5,000,000		—	5,000,000

(1)
On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. We did not repurchase any shares under this program during the six months ended June 30, 2017. As of June 30, 2017, $137.8 million remained available to repurchase shares under the February 2016 program. The February 2016 program expires on March 15, 2021.

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

10.2	Employment Agreement with Peter L. Bain, incorporated herein by reference to Exhibit 10.2 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.3	Employment Agreement with Linda T. Gibson, incorporated herein by reference to Exhibit 10.3 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.4	OM Asset Management plc Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.5	OM Asset Management plc 2017 Equity Incentive Plan, incorporated herein by reference to Appendix D to the Company Proxy Statement on Form 14A filed on April 3, 2017.

Exhibit No.	Description
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

Exhibit No.	Description
10.18	Form of Management Registration Rights Agreement, incorporated herein by reference to Exhibit 10.15 to Registration Statement No. 333-197106 on Form S-1 filed on September 10, 2014.

10.19	Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.17 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.20	Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.16 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

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

Exhibit No.	Description
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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM Asset Management plc

Dated:	August 9, 2017

		By:	/s/ James J. Ritchie
James J. Ritchie Chairman and Interim Chief Executive Officer (principal executive officer)

/s/ Stephen H. Belgrad
Stephen H. Belgrad Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)