Form 10-K
period 2017-12-31
OM Asset Management plc
filed 2018-02-28
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-3668

OM Asset Management plc
(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	98-1179929 (IRS Employer Identification Number)
Ground Floor, Millennium Bridge House
2 Lambeth Hill
London EC4V 4GG, United Kingdom
+44-20-7002-7000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares ($.001 par value)	New York Stock Exchange
4.800% Notes due 2026	New York Stock Exchange
5.125% Notes due 2031	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company,or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $14.86 on that date on the New York Stock Exchange, was $1,118,825,018. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant’s common stock are affiliates. There were 110,063,889 shares of the registrant’s common stock outstanding on February 23, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 19, 2018 are incorporated by reference into Part III.

Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business, anticipated future performance of our business, the impact of the Landmark acquisition, the anticipated impact of the Tax Cuts and Jobs Act, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions, and other statements that are not historical facts. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
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
Our future revenue, earnings and financial performance may fluctuate due to numerous factors, such as: the earnings of our Affiliates; the total value and composition of our Affiliates’ assets under management; the concentration of revenues in limited numbers of Affiliates and asset classes; the quality and autonomous nature of our relations with our Affiliates; our Affiliates’ exposure to liability; our ability to grow our Affiliates or acquire new firms; the nature of our Affiliates’ advisory agreements; market fluctuations, client investment decisions and investment returns; our or our Affiliates’ levels of debt and expenses; our Affiliates’ ability to maintain fee levels; the integrity of our and our Affiliates’ brands and reputations; our and our Affiliates’ ability to limit employee misconduct; our and our Affiliates’ ability to manage actual or potential conflicts of interest that may arise in our business; our competitors’ performance; the performance and retention of existing personnel; our or our Affiliates’ ability to recruit new personnel; our or our Affiliates ability to launch new products; our reliance on third-party service providers; our and our Affiliates’ ability to execute strategies; our and our Affiliates’ ability to conform to compliance guidelines; potential litigation (including administrative or tax proceedings) or regulatory actions; software and insurance costs; our access to capital; modifications of relevant tax laws or interpretations thereof and potential increases in our tax liability; the risks of our ownership structure; and the other factors discussed in Item 1A, “Risk Factors.”
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “OMAM” refer to OM Asset Management plc, references to the “Company” and references to “we,” “our” and “us” refer to OMAM and its consolidated subsidiaries and equity-accounted Affiliates, excluding discontinued operations. References to the “Center” refer to the holding company excluding the Affiliates and/or OMAM Inc., or OMUS, a Delaware corporation and indirect, wholly owned subsidiary of OMAM. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the boutique asset management firms in which we have an ownership interest, and references to our Affiliates’ sponsored investment entities are “Funds.” References in this Annual Report to “OM plc” refer to Old Mutual plc, our former parent. References to the “Offering” refer to our initial public offering which occurred on October 8, 2014. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.

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
PART I
Item 1.    Business.
Overview
We are a global, diversified, multi-boutique asset management company with $243.0 billion of assets under management as of December 31, 2017. We currently operate our business through our seven Affiliates which we support through the provision of collaborative growth initiatives, investment capital, shared services, Global Distribution, and talent management.
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
AUM: $97.7 bn
A leading quantitatively-oriented manager of active global and international equity, and alternative strategies

T | S | W

HQ: Richmond, VA
Founded: 1969
AUM: $25.0 bn
A value-oriented investment manager focused on small and mid-cap U.S. equity, international equity, and fixed income strategies

BARROW, HANLEY, MEWHINNEY & STRAUSS

HQ: Dallas, TX
Founded: 1979
AUM: $91.7 bn
A widely recognized value-oriented investment manager of U.S., international and global equities, fixed income, and a range of balanced investment management strategies

OMAM

Investment / Seed Capital
Corporate Development
Talent Managment
Risk and Compliance
Shared Services
Distribution

LANDMARK PARTNERS

HQ: Simsbury, CT
Founded: 1989
AUM: $14.8 bn
A leading global secondary private equity, real estate, and real asset investment firm

CampbellGlobal
FOREST & NATURAL RESOURCE INVESTMENTS

HQ: Portland, OR
Founded: 1981
AUM: $5.3 bn
A leading sustainable timber and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives, and disciplined management

ICM

HQ: Baltimore, MD
Founded: 1972
AUM: $2.1 bn
A value-driven domestic equity manager with product offerings across the entire capitalization range and a primary focus on small-cap companies

Copper Rock
CAPITAL PARTNERS

HQ: Boston, MA
Founded: 2005
AUM: $6.4 bn
A specialized growth equity investment manager of small-cap international, global, and emerging markets equity strategies

Our diversification, by Affiliate, asset class, geography and investment strategy, enhances relative earnings stability and provides multiple sources of growth for us. Collectively, our Affiliates offer 106 distinct, active investment strategies in U.S., global, international and emerging markets equities; U.S. fixed income; and alternative investments, including timber and secondary Funds. In addition, there is significant diversification within each of our Affiliate firms through the breadth of their respective investment capabilities. We believe our Affiliates have generated competitive absolute and relative performance records. As of December 31, 2017, the percentage of our revenue represented by assets under management, or AUM, outperforming their investment benchmarks on a one-, three-, and five-year basis was 65%, 72% and 83%, respectively. As a result, our Affiliates have, from 2012 through 2017, generated six straight years of positive annualized revenue impact of net flows, including $32.9 million for the year ended December 31, 2017, representing 4% of beginning-of-period run rate management fee revenue, including our equity-accounted Affiliates. For the year ended December 31, 2017, our client inflows of $31.0 billion earned a blended annualized fee rate of 51.3 bps and were concentrated in higher fee rate global/non-U.S. equities and alternative assets, while our outflows and hard asset disposals of $(37.0) billion earned a blended annualized fee rate of 34.1 bps and were concentrated in lower fee rate U.S. equity and sub-advisory assets. Net flows were $(6.0) billion for the twelve months ended December 31, 2017, representing (2.5)% of beginning-of-period AUM.

Through our Affiliates, we serve a diverse investor base in the institutional and sub-advisory channels in the U.S. and around the world. These clients are highly sophisticated, value the stability and equity ownership of our Affiliates, and typically reward our Affiliates’ strong process-driven investment performance with long-term relationships and asset flows. Our sub-advisory clients also provide access to the growing retail and defined-contribution marketplace where decision makers take a more institutional approach to choosing asset management providers. Our Affiliates currently manage assets for non-U.S. clients in approximately 30 countries, including Canada, Australia, Ireland, South Korea, the Netherlands, the United Kingdom, and Denmark. Our Center-led Global Distribution platform, launched in 2012, has contributed to the increase of our non-U.S. assets under management. As a result of this effort, in the past five years, we have raised $14.9 billion of new client assets for our Affiliates.
Positive net revenue flows and investment performance, in conjunction with the successful execution of our business strategy, have led to growth in revenues and net income. We measure financial performance primarily through ENI, a non-GAAP measure that we believe better reflects our underlying economic performance and returns to shareholders. Our ENI revenues grew from $527.5 million in 2013 to $900.7 million in 2017, or a compound annual growth rate, or CAGR, across those years of 14.3%. Over this period, our pre-tax ENI grew from $153.0 million in 2013 to $251.3 million in 2017, a CAGR of 13.2%. Our U.S. GAAP revenues excluding consolidated Funds were $519.7 million in 2013 and $885.7 million in 2017, representing a CAGR of 14.3%. Our U.S. GAAP net income from continuing operations attributable to controlling interests decreased from $19.4 million in 2013 to $4.3 million in 2017. For additional information regarding economic net income, and reconciliations to U.S. GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income.”
Total AUM: $243.0 billion
$ in billions as of December 31, 2017

Competitive Strengths
We believe our success as a multi-boutique asset management company is driven by the following competitive strengths:
Well-Established, Diverse Affiliates.    Through our seven current Affiliates, we are well-diversified by brand, strategy and asset class, providing multiple sources of revenue and growth opportunities for our business across global market cycles, while limiting downside risk. Each Affiliate has its own brand and investment processes and generally operates in distinct asset classes. Our assets under management across Affiliates are invested in both U.S. and global/non-U.S. equities (33.4% and 51.9%, respectively) as well as fixed income and alternative assets, including timber and secondary Funds. We are also well-diversified by investment strategy within each asset class, with 106 distinct investment strategy composites. The breadth of our investment capabilities and distinct brand identities appeal to a wide range of clients. We have a well-diversified client base with low levels of client concentration. Our business serves over 850 institutional and sub-advisory clients, with our top 25 client relationships representing approximately 28% of run rate gross management fee revenue, including our equity-accounted Affiliate, as of December 31, 2017. Total run rate gross management fee revenue reflects the sum for each account at each of our seven current Affiliates, of the product of (a) assets under management in each account at December 31, 2017, multiplied by (b) the relevant management fee rate on that account. This calculation includes all accounts at our equity-accounted Affiliate.
Differentiated Multi-Boutique Model Drives Growth.    Our business is differentiated among multi-boutique asset management firms by our focus on active engagement with our Affiliates to enhance their organic growth potential. We have a two-pronged approach for successfully collaborating with our Affiliate firms. First, we align our interests with those of our Affiliates by providing Affiliate partners with equity in their own firms and through a profit-sharing structure that sets bonuses as a percentage of pre-bonus profit. This structure gives our Affiliate partners meaningful wealth creation opportunities through equity ownership and encourages investments in long-term growth while maintaining an appropriate focus on profitability, efficient capital management and risk control. Second, we offer our Affiliates strategic and financial support to grow and enhance their businesses. Strategic guidance includes helping Affiliates to expand into new products, strategies, geographies or channels, including through lift-outs of new investment teams or the acquisition of add-on businesses, as well as seed and co-investment capital to help launch new investment strategies. In addition, our Center-led Global Distribution team complements and enhances the distribution capabilities of our Affiliates. We also help Affiliates with talent management, risk management and compliance support, as well as other shared services. Utilizing our strategic capabilities enables our Affiliates to capitalize on growth opportunities while maintaining their focus on delivering superior investment performance, innovative offerings, and excellent service to their clients. In 2017, 39% of the Company’s gross sales resulted from Center-led initiatives.
Track Record of Competitive Investment Performance Across Market Cycles.    Our Affiliates have produced competitive long-term investment performance across their product offerings, generating outperformance relative to benchmarks across market cycles. Through December 31, 2017, 87 of our Affiliates’ 102 strategies that have performance benchmarks (such 102 benchmarked strategies represent approximately 91% of our total AUM) have outperformed their relevant benchmarks since inception. These strategies represent 96% of the total assets in the 102 strategies that have performance benchmarks. Investment performance is calculated on a gross basis, excluding the impact of management, administration, and performance fees. Based on our current average management fee rate, investment returns net of fees would be on average approximately 36 bps lower than gross returns (excluding products which are not benchmarked). Approximately 96% of benchmarked assets have outperformed their relevant benchmarks since inception. Our Affiliates’ five largest benchmarked investment strategies, Acadian Asset Management (AAM) Emerging Markets Equity, AAM Global Managed Volatility, AAM Global Equity, TSW International, and Barrow, Hanley, Mewhinney & Strauss (BHMS) Large Cap Value have each outperformed their relevant benchmarks since inception by 2.9%, 2.1%, 1.8%, 1.8%, and 1.2%, respectively, on an annualized basis.

Attractive Financial Model.    Our multi-boutique model generates strong, recurring free cash flow to our business that we can use for growth initiatives on behalf of existing Affiliates, investments in new Affiliates, or return to shareholders through dividends and stock repurchases. Our ENI revenue has grown 14.3% annually since 2013 as net client cash flows generated positive annualized revenue in each year from 2013 through 2017. Our revenue consists largely of recurring management fees on assets under management and is not heavily dependent upon more volatile performance fees. We earn an attractive margin on revenue enhanced by our profit-sharing model that enables us to participate directly in margin expansion as our Affiliates grow. Our ENI operating margin (calculated before Affiliate key employee distributions) grew from 34% for 2013 to 38% in 2017 as we continued to invest in the business. Our comparable U.S. GAAP operating margin was (11)% for 2013 (18% excluding consolidated Funds) and 8% for 2017 (8% excluding consolidated Funds).
Experienced Multi-Boutique Management Team.    The members of our senior management team have significant, long-term experience in the asset management industry and bring a wide range of expertise that includes investment banking and corporate strategy, private equity, corporate development and multi-boutique business management. Each of our senior executives understands how to structure and maintain partnerships that provide Affiliate firms with the proper incentives and resources to continue to generate strong growth. Our senior executives are well known across the sector and have broad and deep relationships with high quality boutique asset managers within our target acquisition universe. The team has successfully executed on a model that has produced consistent annual growth, resulting in pre-tax ENI CAGR across the previous five years of 13.2%, while consistently producing positive revenue impact of net client cash flows.
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
-Strategic business support
Unique Partnership Approach Provides Stability and the Foundation for Growth

Core Affiliate Growth.    Our growth strategy is rooted in core Affiliate growth. Our Affiliates are strong, at-scale investment management boutiques with highly-defined and rigorous investment strategies for which there is real demand in the institutional marketplace. Our Affiliates have excellent long-term performance records and have generated strong growth through net client revenue flows. See “—Overview of Current Affiliates”
Collaborative Organic Growth. Our collaboration with our Affiliates enables them to grow and enhance their businesses in ways that they could not do on their own. We leverage the broad industry experience of our senior management to evaluate, structure, and support Affiliate growth opportunities, including expansion into new products and strategies, geographies and channels. In addition, we provide seed and co-investment capital to help launch new products. See “Our Operating Model and Holding Company Activities—Collaborative Growth Initiatives”
Global Distribution.    Our Affiliates are recognized for their long-term investment performance and high quality client service, and have strong client and consultant relationships in their core institutional marketplaces. However, there are certain areas of distribution outside of their core markets that are more scale-oriented or specialized in nature. To assist our Affiliates in penetrating these markets, we offer a range of distribution capabilities in a transparent, opt-in partnership-based model that is supported by an experienced sales team focused on cultivating broad and deep relationships within the U.S. sub-advised and variable annuity channels and non-U.S. institutional markets. See “—Distribution Model and Client Base” for further discussion of our Center-led Global Distribution platform.

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
Successful Execution of the Growth Strategy
Since 2013, the execution of the growth strategy described above has contributed meaningfully to an increase in gross sales at the Company. On an annual basis, between 23% and 39% of gross sales can be directly tracked to Center-led activities including new initiatives, product seeding, global distribution, and sales from new Affiliates acquired by the Company. The chart below breaks out these sales contributions by category.
Sources of Gross Sales, 2013 through 2017 ($ in billions)

Our Operating Model and Holding Company Activities
Overview
We currently manage our business through seven Affiliates, each of which operates autonomously and employs its own distinct investment processes. We work with our Affiliates to identify and execute upon growth opportunities in areas such as distribution, business line expansion and product development, as well as in activities critical to the success and stability of boutique asset managers, including talent management, risk management and compliance support. Our collaboration with our Affiliates extends to the commitment of seed and co-investment capital to launch new products and investment capital to financially support new growth initiatives. We also provide focused shared service support in areas our Affiliates desire. We align incentives with our Affiliates through our permanent partnership structure, which provides employee partners of our Affiliates with equity in their respective firms through an equity recycling program, and participation in established profit-sharing arrangements.

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

•
Affiliate Partners Have Retained Equity in their Own Firms.  Partners in each of our Affiliates own meaningful equity positions in their respective businesses. Among our consolidated Affiliates, their equity stakes range from approximately 20% to 40%, in some cases following a distribution preference to OMAM. Affiliate equity, which in certain cases may be put back to us over time at a fixed multiple of trailing earnings, subject to limits, allows partners to benefit from long-term increases in their franchise value. We facilitate the recycling of Affiliate equity to the next generation of Affiliate partners at the same multiple so that the impact to us is generally cash-neutral.

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

We have collaborated with our Affiliates on a number of growth initiatives to further diversify and strengthen our business. Our Affiliates have been able to leverage our strategic capabilities in areas such as capital support (including seed capital and co-investments), corporate development, global distribution, product expansion, and talent acquisition and management to strengthen their franchises. Our strategic support has accelerated, and continues to accelerate, our Affiliates’ growth through a range of collaborative projects.
Among a number of new product initiatives, in 2017 Acadian launched a Multi Asset Absolute Return strategy, which was seeded by OMAM and was the result of a collaborative organic initiative to evolve Acadian’s existing platform to include multi-asset, absolute return capabilities to address growing client demand and evolving industry trends. In 2017, we also worked with Barrow Hanley to launch a collaborative organic initiative to broaden their Fixed Income platform through the development of a leveraged loan strategy. Our support is concentrated around providing multi-year capital support for infrastructure build-outs, new seed capital investments, talent recruitment and Global Distribution support.

In November 2017, we further aligned our support for strategic Affiliate growth by combining our Global Distribution and Affiliate management functions. A merger of the two teams enabled closer connectivity among research, product development, capital allocation, seeding and distribution, resulting in a stronger complementary offering to our Affiliates and their clients.

•
Seed Capital.  As of December 31, 2017, we have approximately $100 million committed to seed capital, which is currently invested in 20 products across six different asset classes. Our Affiliates’ use of seed capital generally falls into two categories: incubation capital and scale capital. Incubation capital is used to establish a track record for a new investment strategy. These new strategies generally take three to five years to season to the point where they are recommended by consultants or become attractive for clients. Alternatively, scale capital is used to extend a product with an established track record into a co-mingled fund, and is generally outstanding for a shorter period of time. Scale capital allows third-party clients to invest in the new fund without individually representing too substantial a percentage of the vehicle. Over $20 billion of our current AUM are in products which have been seeded by us since 2004, and our seeding program has generated an annualized internal rate of return to OMAM and OM plc of approximately 26% over this period, including investment returns on the seeded products and the incremental value generated by third party assets raised, including annual profits and a terminal value.

In July 2017, we purchased all remaining seed capital investments owned by OM plc for $63.4 million. We financed this purchase in part through $33.5 million of borrowings under a non-recourse seed capital facility collateralized entirely by our seed capital holdings and we may borrow up to $65 million, so long as the borrowing does not represent more than 50% of the value of the eligible seed capital collateral. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under our revolving credit facility.

•
Co-Investment Capital.  We also provide co-investment capital to support the formation of closed-end, long-term partnerships managed by our Affiliates. These fixed-life partnerships typically require us and/or the Affiliate or its employees to invest 1% to 3% of the product’s capital to align interests with those of their clients. Of our current $37.5 million portfolio of co-investments at fair value ($12.0 million of which is owed to or directly owned by OM plc), 28% is managed by Campbell Global (investing in timber) and 72% remains managed by Heitman (investing in real estate). As part of the sale of our interest in Heitman LLC to its management (see “—Overview of Current Affiliates—Sale of Heitman”), we retained our co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments. In consideration for providing co-investment capital, which is typically illiquid for approximately seven to ten years, we receive returns on our underlying partnership investment, our proportionate share of profits on assets in the fund, and the potential for fund incentive fee allocations.

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

Capital Management
Our asset management business generates significant, recurring free cash flow that can be re-invested in the growth-oriented strategies described above to create value for our shareholders. Strategic and efficient management of our Company’s capital underpins our approach to investing in these strategies. In particular, we believe we can generate strong returns on allocated capital by (i) providing seed capital to fund new products and strategies; (ii) committing co-investment capital to launch new fund partnerships in which our Affiliates act as the general partner; (iii) providing investment capital to support organic growth; (iv) investing in new Affiliates; and (v) implementing opportunistic share repurchase programs. Management undertakes detailed business case analyses with respect to all investment opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite. Since January 1, 2016, we have repurchased approximately 10% of our shares, primarily as part of OM plc’s sale of its stake in our Company.
Holding Company Management Team
Our senior management team has defined a core set of operating principles and positioned our business around them. Our business strategy is to partner with market-leading, boutique investment management firms to strengthen and enhance the long-term growth of their businesses. The members of our senior management team leverage their deep experience in areas such as asset management sector investment banking, private equity and corporate strategy to focus on supporting our Affiliates in areas where we believe we can provide the greatest benefit, as well as sourcing and executing investments in new Affiliates. Our Affiliate Management team includes specialists in business and product development and strategy who work closely with Affiliates in areas such as collaborative growth initiatives, talent management and shared services. Our management team has a broad range of execution capabilities, having successfully led our Company through its initial public offering, the subsequent sell-down of ownership by OM plc via secondary offerings and the acquisition of Landmark Partners in 2016.

Overview of Current Affiliates

Acadian Asset Management LLC, or Acadian ($97.7 billion in AUM as of December 31, 2017), founded in 1986, is a leading quantitatively-oriented manager of active global and international equity, and alternative strategies. The firm pursues a fundamentally-grounded, data rich and highly structured approach to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian applies a range of investment and risk considerations to a universe of over 40,500 securities taken from 100 global markets. Managed strategies include global, international and emerging markets equities, long/short strategies, and managed volatility strategies. Its flagship Emerging Markets Equity strategy has outperformed its benchmark, MSCI Emerging Markets (Net), by 2.9% (USD, gross of fees) on an annualized basis since its inception in 1994 through December 31, 2017.
Acadian invests on behalf of a wide range of institutional clients across the globe, including public and private funds, endowments and foundations, and retail clients through sub-advisory channels. The firm’s clients are domiciled in over seventeen countries across Asia, Australia, Europe and North America. Acadian’s management team is led by Co-Chief Executive Officer Ross Dowd, Co-Chief Executive Officer and Co-Chief Investment Officer, John Chisholm and Acadian’s Co-Chief Investment Officer, Brendan Bradley. The firm has 101 investment and research professionals and manages approximately 60 distinct investment strategies.

Barrow, Hanley, Mewhinney & Straus LLC, or Barrow Hanley ($91.7 billion in AUM as of December 31, 2017), founded in 1979, has an outstanding long-term track record of providing its clients with superior performance and client service in a wide range of value-oriented investment strategies. The firm applies a strict definition of value that guides all of its investment decisions, as it employs disciplined, bottom-up analysis to construct value equity portfolios of U.S., non-U.S., global and emerging market securities that exhibit below-market price-to-earnings ratios, below-market price-to-book ratios, and above-market dividend yields, regardless of market conditions. The firm’s value-oriented fixed income portfolios seek to achieve higher total returns with below-benchmark volatility by identifying temporarily mispriced securities with yield-to-maturity advantages over Treasury bonds of comparable maturity. Barrow Hanley’s flagship large cap value equity product, which had over $42.9 billion in assets at December 31, 2017, has a 38-year track record.
Barrow Hanley has a diverse and longstanding clientele; more than 25 of its clients have maintained their relationships with Barrow Hanley for more than 20 years. In addition to direct relationships with institutional investors, the firm serves as a sub-advisor to more than 45 highly regarded mutual funds, and is one of four external sub-advisors managing the Vanguard Windsor II Fund.
Ray Nixon and Cory Martin are the executive directors of Barrow Hanley and James Barrow is the firm’s Founding Director. In addition, Barrow     Hanley has a team of 22 managing directors. The firm has 46 investment professionals managing approximately 25 distinct strategy composites.

Overview of Current Affiliates (cont.)

Campbell Global LLC, or Campbell Global ($5.3 billion in AUM as of December 31, 2017), founded in 1981, brings more than three decades of experience and leadership to sustainable timberland and natural resource investment management. As a full-service firm, it acquires and manages timberland for investors, while providing high quality service and expert management. The firm delivers superior investment performance by focusing on unique acquisition opportunities, client objectives, and disciplined management. Campbell Global currently manages more than 2.6 million acres (1.1 million hectares) worldwide.
Campbell Global has a diversified institutional client base that includes corporations, governments and endowments. As of December 31, 2017, the firm employed over 222 individuals across the U.S., Australia, Brazil and New Zealand, and provides its clients with an integrated, full-service approach to timberland investment through its broad expertise in sourcing and executing timberland acquisitions, as well as asset management and disposition. Campbell Global’s management team is led by Chief Executive Officer and Chairman John Gilleland. The firm has 37 investment professionals managing its investment portfolio.

Copper Rock Capital Partners LLC, or Copper Rock ($6.4 billion in AUM as of December 31, 2017), founded in 2005, offers specialized, growth equity investment management focused on small and small/mid-capitalization strategies in international, global and emerging markets growth equities. Copper Rock’s investment strategy seeks to outperform in up-markets due to the firm’s pure fundamental growth approach and also to protect clients’ capital through portfolio construction and a strong sell discipline.
Copper Rock’s client base includes pension plans, institutional investors and mutual funds located in the U.S., Canada, the United Kingdom, Ireland, Denmark, South Africa and Australia. Copper Rock’s management team is led by the firm’s Chairman and Chief Investment Officer Steve Dexter and Chief Executive Officer Mike Forrester. The firm has nine investment professionals managing four distinct investment strategies.

Overview of Current Affiliates (cont.)

Investment Counselors of Maryland, LLC,* or ICM ($2.1 billion in AUM as of December 31, 2017), founded in 1972, focuses on value-driven equities and invests through a well-established, bottom-up investment process that it applies across the entire capitalization range, with an emphasis on small- and mid-cap companies. The firm employs a team orientation in making investment decisions. Each member of ICM’s investment team has a sector focus and is responsible for generating and analyzing ideas within that sector. The most promising investment ideas are reviewed by the entire team, and the ultimate buy/sell decisions are made by the respective portfolio manager teams.
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

Landmark Partners, LLC, or Landmark ($14.8 billion in AUM as of December 31, 2017), founded in 1989 and acquired by OMAM in August 2016, specializes in secondary market transactions of private equity and real estate investments. The firm has one of the longest track records in the industry and is a leading source of liquidity to owners of interests in real estate, real asset, venture, mezzanine, and buyout limited partnerships. Landmark has formed 34 Funds over the last 28 years. These Funds have been capitalized at more than $21.9 billion, which has been deployed across over 2,100 partnership interests that comprise over 25,700 underlying company and property investments.
Landmark’s investor base is mostly comprised of institutional investors including: sovereign wealth funds, public pensions, corporate pensions, insurance companies, asset managers, and foundations located globally.
Landmark is led by President and Managing Partner, Timothy Haviland and Chairman and Managing Partner, Francisco Borges, supported by a team of fourteen Partners. As of December 31, 2017, Landmark employed 109 individuals across four offices in Boston, MA; New York, NY; and Simsbury, CT in the United States and London in the United Kingdom.

Overview of Current Affiliates (cont.)

Thompson, Siegel & Walmsley LLC, or TSW ($25.0 billion in AUM as of December 31, 2017), founded in 1969, applies a value-oriented investment approach across a range of products in U.S. and international equities, fixed income and alternative investments. TSW’s singular investment objective is to outperform its benchmarks, net of fees, over rolling three- to five-year periods. TSW employs a proprietary screening process to generate focused lists of companies that are most attractive within different market capitalization ranges. The firm’s investment teams then use fundamental analysis to construct portfolios, which they believe possess catalysts that can unlock value.
TSW has a diverse client base that includes corporations, public pensions, high-net-worth families and individuals, and sub-advisory clients and has generated a strong track record of providing investors with excellent long-term results. The firm’s management team is led by Chairman Lawrence Gibson, Chief Executive Officer Horace Whitworth, President Frank Reichel, Managing Director, John Reifsnider and Director of Operations, Lori Anderson. The firm has 22 investment professionals managing thirteen investment strategy composites.

Sale of Heitman
Heitman, founded in 1966, globally invests in and manages portfolios of real estate and real estate securities for its clients, which include public and corporate pension funds, endowments and foundations, and private investors. On November 17, 2017, we entered into a redemption agreement with Heitman LLC. Pursuant to the redemption agreement, Heitman agreed to redeem all of our membership interests in Heitman for cash consideration totaling $110 million. This redemption agreement was triggered by a right of first offer held by Heitman regarding a change in control of our Company. No other Affiliate has a similar right of first offer.
Heitman stopped contributing to our financial results of operations as of November 30, 2017 and the transaction closed on January 5, 2018.  Unless specifically noted, flow information includes flows from Heitman for the first half of 2017, but excludes it thereafter, and AUM data at December 31, 2017 excludes the Heitman AUM. On an after tax basis, OMAM expects to receive approximately $85.7 million. For the year ended December 31, 2017, Heitman contributed approximately 8.8% of our U.S. GAAP pre-tax income from continuing operations attributable to controlling interests and 4.8% of our pre-tax economic net income (4.0% of after-tax economic net income).
Distribution Model and Client Base
Our distribution is focused on the institutional and sub-advisory channels, reached through both Affiliate-led and complementary, Center-led sales efforts. Our Affiliates have teams of established sales and client service professionals with broad and deep relationships across the major segments of the institutional investor community. Consistent with our partnership philosophy, Affiliates develop and maintain client relationships independently of both us and each other, while maintaining the option to participate in Center-led complementary distribution initiatives in the domestic sub-advisory and selected global markets. In aggregate, our Affiliates have approximately 144 sales and marketing professionals servicing over 850 institutional and sub-advisory clients.
We launched our Center-led Global Distribution platform in 2012, which consists of a team of experienced channel and regional marketing specialists focused on developing new business opportunities for our Affiliates. In the U.S., complementing and enhancing the distribution capabilities of the Affiliates, we have one executive and four sales and marketing professionals focused on cultivating relationships in the sub-advisory (mutual fund and variable annuity) channel. We also maintain independent relationships with institutional investment consultants. If requested, our team also provides strategic marketing support for the Affiliates. Outside the U.S., where scale is a meaningful advantage to support geographic reach and servicing capabilities, we have a Global Distribution team consisting of ten dedicated and strategically deployed sales and marketing professionals focused on developing client relationships and gathering assets in Canada, the United Kingdom, Europe, Asia (excluding Japan) and the Middle East. Within these channels and jurisdictions, our objective is to cultivate broad and deep relationships with key consultants and institutional investors and to generate new client opportunities for those Affiliates who take advantage of our Global Distribution platform. From January 1, 2012 through December 31, 2017, we have raised $15.2 billion in client assets for our Affiliates.
On November 29, 2017, we announced that our Global Distribution efforts will be further aligned with Affiliate Management by combining the functions. A merger of the two teams enables closer connectivity among research, product development, capital allocation, seeding and distribution and will result in a stronger complementary offering to our Affiliates and the end client.
The institutional channel accounts for 63% of our AUM. Within this channel, we have strong relationships in the public/government pension market (29% of our AUM) and the corporate plan market (19% of our AUM), which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across segments and geographies and have various growth characteristics.

While our Affiliates market primarily to institutional investors, we participate in the individual investor market through the sub-advisory channel, which represents 33% of our AUM. Within this channel, we manage assets for mutual funds, giving us exposure to a retail investor base and the defined contribution market. We have approximately 65 sub-advisory mandates on over 50 leading platforms, including Vanguard, American Beacon, Principal and Transamerica. Our top ten sub-advisory relationships account for approximately 28% of AUM and 15% of run rate gross management fee revenue, including our equity-accounted Affiliate, and have an average tenure of over ten years. We have experienced rapid growth in this channel, with sub-advisory assets growing over 73%, or 12% annually, from January 1, 2013 through December 31, 2017.
Across our Affiliates, our client base is highly diverse with no significant concentration in our portfolio, though some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2017, our Affiliates’ top five client relationships represented 13% of total run rate gross management fee revenue, including our equity-accounted Affiliate, and our Affiliates’ top 25 clients represented 28% of run rate gross management fee revenue, including our equity-accounted Affiliate. During 2017, Old Mutual plc and its subsidiaries (other than us and our Affiliates) contributed less than 1% of total gross management fee revenue, including equity-accounted Affiliates.

Total AUM:	$243.0 bn
Data as of December 31, 2017

Products and Investment Performance
Product Mix
Our Affiliates offer leading products in U.S., global, international and emerging markets equities; U.S. fixed income; and alternative investments, including timber and secondary Funds.
The charts below present our average fee rates, average assets under management, and management fee revenue excluding equity-accounted Affiliates by asset class and illustrate the diversification benefits of our multi-boutique business model. Our largest asset class, U.S. large cap value equities, represents 25.7% of our Average AUM of consolidated Affiliates for the year ended December 31, 2017; however, with a weighted average fee rate of approximately 20 basis points, this asset class represents only 13.5% of our management fee revenue in 2017. Each of five asset classes represents 13% or more of our management fee revenue in 2017, providing a balanced earnings stream to our business. Moreover, within our three largest asset classes by revenue — international equities, alternative investments and emerging markets equity — we offer a range of strategies which provide further stability to our earnings.

Data as of December 31, 2017
*    Excludes equity-accounted Affiliates

Total Average AUM: $224.8 bn*	Total Management Fees: $858.0 m*
Data as of December 31, 2017	Data as of December 31, 2017
*    Excludes equity-accounted Affiliates
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

Our Affiliates’ product offerings are well-positioned in areas of investor demand, and the diversity of investment style and asset class enables us to participate in growing segments of the industry in multiple investing environments. The chart below illustrates the diversity of our assets under management by asset class and Affiliate. In total, our Affiliates manage 106 strategy composites, including three Affiliates that manage at least ten strategies each.

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
In the chart below, which measures revenue-weighted performance relative to benchmarks over the last five years, we typically have had between 50% and 90% of our revenue derived from benchmarked products (which represent approximately 91% of our total AUM) performing ahead of their respective benchmarks on a one-, three- and five-year basis. In evaluating prospective investments, we believe institutional investors generally give the three-year performance of an investment product the greatest weighting. Favorable active management results in 2017 continued to help boost performance significantly compared to the previous year period.  The one-year results increased year-over-year due to favorable active management results compared to underperformance following the Brexit vote in 2016, while the three-year period increased due to the strong returns of a domestic large cap value strategy, and the five-year period benefited from a managed volatility strategy rolling off negative returns.
Data as of December 31 for the years 2013 to 2017

In addition to analyzing our Affiliates’ performance on a revenue-weighted basis, which gives us a perspective on product performance with respect to our Affiliates’ existing client base, we also consider the number of our Affiliates’ at-scale product strategies (defined as strategies with greater than $100 million of AUM) beating benchmarks. This latter measure, labeled as “equal-weighted,” indicates the opportunity we have to generate sales in a variety of market environments. For instance, strong performance in a newer, smaller product such as small-cap emerging markets may not affect revenue-weighted performance, but it can have a meaningful effect on revenue growth given client demand for this higher fee product. The chart below indicates performance on a revenue-weighted and equal-weighted (by product) basis relative to benchmark, as at December 31, 2017. In addition, we have indicated the percentage of our assets beating their benchmarks over the same time periods. While we believe the first two methodologies provide better insight into our performance trends, we have also included AUM-weighted performance, as this is a more standard industry performance metric.
Data as of December 31, 2017
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

Business History
The predecessor of OMAM was formed in 1980. OMAM was formed on May 29, 2014 as a private limited company under the laws of England and Wales. At the time of our initial public offering of our ordinary shares, or the Offering, we changed our name to OM Asset Management plc.
From the Offering until May 2017, we were a majority-owned subsidiary of OM Group (UK) Limited, or OMGUK, which was in turn wholly owned by OM plc. The board of directors of OM plc elected to undertake the Offering which was priced on October 8, 2014. On October 9, 2014, we began trading on the New York Stock Exchange under the ticker symbol “OMAM.”
Between the time of the Offering and November 2017, OM plc implemented a plan to dispose of our shares in an orderly manner which balanced value, cost, time and risk. A series of transactions were executed to dispose of OM plc’s shareholdings, including secondary offerings on the public market, sales of shares from OM plc to HNA Capital U.S., or HNA, and our repurchase and retirement of shares held by OM plc. Following these transactions, at December 31, 2017, HNA owned 24.95% of our outstanding ordinary shares and OM plc held 1,000 of our ordinary shares. See Note 1, “Organization and Description of the Business” in our Consolidated Financial Statements included in Item 8 herein for a further description of these transactions.
In August 2016, we completed the acquisition of Landmark Partners and in November 2017 we agreed to sell our stake in Heitman LLC to members of Heitman’s management, a transaction that was completed in January 2018.
Employees
As of December 31, 2017, we had 1,342 full-time equivalent employees, of which 88 were employees of the Company and 1,254 were employees of our Affiliates. None of our employees or those of our Affiliates are subject to any collective bargaining agreements. We believe our relationships with our employees to be good and have not experienced interruptions to operations due to labor disagreements.
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
OMAM is a holding company and is not a registered investment adviser under United States, or U.S., federal or state law. As such, OMAM does not manage investments for clients and does not directly receive management fees. All of OMAM’s revenue generation is dependent on our Affiliates, who are registered investment advisers under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and receive the majority of their fees based on the market values of assets under management. Substantially all of OMAM’s cash flows consist of distributions received from our Affiliates. As a result, OMAM’s cash flows and ability to fund operations are largely dependent upon the profitability of our Affiliates.
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
As of December 31, 2017, Acadian and Barrow Hanley represented 78% of our assets under management, from which we derive a substantial portion of our revenue. An adverse change in the operating results of either of these Affiliates, whether as a result of poor investment performance, withdrawals of assets under management or otherwise, could have a substantial impact on our results of operations.
While our Affiliates invest in a number of asset classes, a significant portion of our assets are invested in a limited number of investment strategies. As of December 31, 2017, $104.2 billion, or 43%, of our assets under management were concentrated across five investment strategies: Barrow Hanley’s Large Cap Value Equity ($42.9 billion, or 17%), Acadian’s Emerging Markets Equity ($23.6 billion, or 10%), Acadian’s Global Equity ($13.8 billion, or 6%), TSW’s International Equity ($12.1 billion, or 5%) and Acadian’s Global Managed Volatility Equity ($11.8 billion, or 5%). Consequently, our results of operations are dependent upon the abilities of our Affiliates that manage these investment strategies to minimize the risk of outflows through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Barrow Hanley’s Large Cap Value Equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect investors’ perception of us.
Our business model limits our ability to manage our Affiliates’ investment management practices and certain other aspects of their day-to-day operations.
Our multi-boutique affiliate structure offers a diversity of investment styles and client bases. While our agreements with all of our consolidated Affiliates give us ultimate control over the business activities of those Affiliates if necessary, we generally do not become directly involved in managing their day-to-day operations, including investment management practices, policies and procedures, fee levels, marketing and product development, client relationships and employment and compensation programs. If we fail to intervene in potentially serious matters arising out of the day-to-day operations of our Affiliates, our reputation could be damaged and our results of operations adversely affected.

For ICM, we exercise significant influence rather than control. Our ability to (i) direct the activities of ICM, (ii) influence its decision-making processes and (iii) require that our risk management and governance practices are applied may be limited and not consistent with those of our controlled Affiliates.
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
Our growth strategy is also enhanced by our ability to successfully make new acquisitions or investments, which will depend on our ability to find suitable firms to acquire or invest in, our ability to negotiate agreements with such firms on acceptable terms, our ability to raise the capital necessary to finance such transactions, and our ability to secure any necessary approvals for such transactions. There is no certainty that we will identify suitable candidates at prices and terms we consider attractive, consummate any such acquisition or investment on acceptable terms, have sufficient resources to complete an identified acquisition or investment, obtain necessary approvals for such investment or that our strategy for pursuing acquisitions or investments will be effective. Any acquisition or investment can involve a number of risks, including the existence of known liabilities or contingent liabilities or those not disclosed or known by us prior to closing an acquisition or investment. An acquisition or investment may impose additional demands on our staff that could strain our operational resources and increase the possibility of operational error, and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue ordinary shares or otherwise obtain additional capital or spend significant cash to consummate an acquisition or investment, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition or investment that otherwise would be spent on the development and expansion of our existing businesses. Following a completed acquisition or investment, failure by us and the target firm to achieve a strong, long-term relationship, or failure of the firm to realize incremental organic growth and growth through leveraging its relationship with us may result in our inability to achieve the anticipated benefits of the acquisition or investment, and could have an adverse impact on our business, financial condition and results of operations.
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
In addition to providing investment management services, our Affiliates must have the necessary operational capabilities to manage their businesses effectively in accordance with client expectations and applicable law. The required non-investment management functions include sales, marketing, portfolio recordkeeping and accounting, security pricing, trading activity, investor reporting, corporate governance, compliance, net asset value computations, account reconciliations and calculations of required distributions to accounts. Some of these functions are performed either independently or with the support of or in conjunction with us or third-party service providers that are overseen by our Affiliates. Also, certain of our Affiliates are highly dependent on specially developed proprietary systems. Any material failure to properly develop, update, or maintain sufficient technological infrastructure, or perform and monitor non-investment management functions and operations, or adequately oversee the entities that provide the services, could result in potential liability to clients, regulatory sanctions, investment losses, loss of clients and damage to the reputation of our Affiliates or to our reputation.

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
While we endeavor to assess and resolve any conflicts in a manner that is not disruptive or detrimental to us or our Affiliates, there is no assurance that a resolution may be possible or the interests of all parties can be taken into account.
Impairment of our Affiliates’ relationships with clients and/or consultants may negatively impact their businesses and our results of operations.
Our Affiliates have strong client and consultant relationships in their core institutional marketplaces, and they depend upon these relationships to successfully market their existing products and strategies and to introduce new products and strategies. Some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2017, our Affiliates’ top five client relationships represented 13% of total run rate gross management fee revenue, including our equity-accounted Affiliate, and our Affiliates’ top 25 clients represented 28% of run rate gross management fee revenue, including our equity-accounted Affiliate. Total run rate gross management fee revenue reflects the sum for each account at each of our seven current Affiliates, of the product of (a) assets under management in each account at December 31, 2017, multiplied by (b) the relevant management fee rate on that account. This calculation includes the management fees paid by accounts at our equity-accounted Affiliate. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our Affiliates’ businesses and negatively impact our results of operations.
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

If anyone acquires, or is deemed to have acquired, a controlling block of our voting securities in the future, the contractual anti-assignment and termination provisions of the investment advisory and sub-advisory agreements between our Affiliates and their clients may be implicated. If an assignment of an investment advisory or sub-advisory agreement is deemed to occur, and clients do not consent to the assignment or, with respect to investment company clients, enter into a new agreement, which may require the approval of the investment company’s shareholders in addition to its board of directors or trustees, our results of operations could be materially and adversely affected.
The historical returns of our existing investment strategies may not be indicative of their future results or of the investment strategies we may develop in the future.
We have presented information with respect to the historical returns of our existing investment strategies throughout this Annual Report on Form 10-K, including under “Business—Products and Investment Performance.” The historical returns of our Affiliates’ strategies and the ratings and rankings our Affiliates or their strategies have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that our Affiliates may develop in the future. The investment performance our Affiliates achieve for their clients varies over time and the variance can be wide. The ratings and rankings our Affiliates or their strategies have received are typically revised monthly. The historical performance and ratings and rankings presented herein are as of December 31, 2017 and for periods then ended unless otherwise indicated. The returns on the strategies of our Affiliates’ have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected investment opportunities and the returns on our Affiliates’ strategies. These negative conditions may occur again, and in the future our Affiliates may not be able to identify and invest in profitable investment opportunities within their current or future strategies.
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
Furthermore, a shift in the mix of assets under management from asset classes or products that generate higher fees to those that generate lower fees may result in a decrease in revenues while aggregate assets under management remain unchanged or increase. Such shifts can occur as various investment strategies go in and out of favor due to competition in the industry or as a result of movements between asset classes or certain products no longer being available to investors. In addition, in the event current or future Affiliates have or develop a focus on strategies that generate lower fees, a decrease in revenues may result. A decrease in revenues without a reduction in expenses will result in reduced net income.

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
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or results of operations. The potential for some types of operational risks, including, for example, trading errors, may be increased or amplified in periods of increased volatility, which can magnify the cost of an error. Although we have not suffered operational errors, including trading errors, of a material nature in the past, we may experience such errors in the future. Additionally, we could be subject to litigation, particularly from our clients, and investigations and enforcement proceedings by and sanctions or fines from regulators. Our Affiliates’ techniques for managing operational, legal and reputational risks in client portfolios may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.

We or our Affiliates may be exposed to potential liability as a general partner or a controlling person.
Our Affiliates are limited liability companies of which we are, or an entity controlled by us is the majority member, except for ICM in which case we have certain consent and management rights. Certain of our Affiliates may serve as general partners, managing members or their equivalents for investment products that are organized as partnerships or other commingled vehicles. As such, we or an Affiliate may be exposed to liability in the limited liability company, partnership or investment vehicle or required to undertake certain obligations under applicable law that we or they otherwise would not be required to undertake as a holding company or investment adviser. In addition we may be deemed to be a control person of our Affiliates, as that term is defined in various U.S. federal and state statutes and, as such, potentially liable for the acts of our Affiliates or their employees. Consequently, if under such circumstances any of our Affiliates incurs liabilities or expenses that exceed its ability to pay, we may be directly or indirectly liable for its payment to the extent provided in the governing documents of the limited liability company, partnership or investment vehicle or under applicable law. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that claims will not be made against us that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that an adequate amount of insurance coverage will continue to be available to us and our Affiliates at a reasonable cost. A judgment against any of our Affiliates and/or us in excess of available insurance coverage could have a material adverse impact on our business and financial condition.
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
In general, management fees for accounts that invest in non-U.S. equity markets, particularly emerging markets, are higher than those for accounts that invest in the domestic markets. Since 52% of our Affiliates’ total assets under management as of December 31, 2017 were invested in global, international and emerging markets equities, a significant reduction in assets under management associated with such investments could have a disproportionately adverse impact on our results of operations.
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
We have $392.8 million of long-term bonds outstanding as of December 31, 2017, $0.0 million of debt outstanding under our revolving credit facility with third-party lenders and $33.5 million outstanding under our non-recourse seed capital facility. For additional information regarding our revolving credit facility, our non-recourse seed capital facility and our long-term bonds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Working Capital and Long-Term Debt.”
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
In October 2014, we established an independent facility with third party lenders to facilitate the growth of our business and, in particular, to finance our acquisition strategy and investments in new products. In July 2016 we issued an aggregate of $400 million of long-term bonds. Our ability to finance our operations through borrowing from our lenders under the credit facility or through future issuances of long-term bonds, and our ability to repay maturing obligations under our credit facility and long-term bonds, will be dependent in large part on the profitability of our Affiliates and our future operating performance. Any future inability to obtain financing on reasonable terms and with reasonable restrictions on the operation of our business could impair our liquidity, have a negative impact on our growth and that of our Affiliates and negatively impact our financial condition.
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
Our Affiliates routinely execute transactions with counterparties in the financial industry and for the provision of services that are important to the business, and we may engage in transactions with counterparties as part of our corporate finance management function and for the provision of services. As a result, we and our Affiliates and clients have exposure to the credit, operational and other risks posed by such counterparties, including the risk of default by or bankruptcy of a counterparty. The failure of a counterparty to meet its obligations or provide the services we depend on for these or other reasons could adversely affect our ability to conduct our businesses and result in loss of client assets and potential liability. With respect to the Deferred Tax Asset Deed, OMGUK will remain a significant counterparty with respect to an indemnity which covers the historical and future payments made under such Deed since the Offering.
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

We are subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, customs laws, sanctions laws, anti-facilitation of tax evasion laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, results of operations and financial condition.
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
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom, or U.K., and the U.S., and authorities in the European Union, including applicable export control regulations, economic sanctions on countries or persons, customs requirements and currency exchange regulations, anti-facilitation of tax evasion rules (including the U.K. Criminal Finances Act 2017), or Trade Control Laws.
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
We and our Affiliates also are subject to the regulatory environments of the non-U.S. jurisdictions in which we and they operate, some of which also recently implemented or are in the process of implementing changes in regulations. In the U.K., certain of our Affiliates are subject to regulation by the Financial Conduct Authority, or FCA, which impose a comprehensive system of regulation on investment advisers and the manner in which we and they conduct our businesses. Additionally, as we are no longer included as part of OM plc’s group for consolidated supervision by the Prudential Regulation Authority, we are subject to consolidated supervision by the FCA as a result of our regulated Affiliates. Certain other of our Affiliates may be registered in jurisdictions outside of the United States and are subject to applicable regulation in those jurisdictions. We and our Affiliates are additionally subject to regulation relating to the offer and sale of financial products in each of the European Union countries in which we and they operate. The system of financial regulation outside the United States continues to develop and evolve and, as a result, the rules to which we and our Affiliates are subject (including rules relating to the remuneration of staff) are and will continue to be subject to change. As we execute on our growth strategy and continue to expand our distribution efforts into non-U.S. jurisdictions, including other member countries of the European Union, Latin America, the Middle East and certain other Asian countries, our Affiliates may be required to register with additional foreign regulatory authorities or otherwise comply with non-U.S. rules and regulations that currently are not applicable to our businesses and with respect to which we may have limited or no compliance experience. Our lack of experience in complying with any such non-U.S. or non-English laws and regulations may increase our risk of becoming a party to litigation or subject to regulatory actions. Additionally, one or more of the jurisdictions in which we operate may require our shareholders to seek the approval of, or provide notice to, an applicable regulator before acquiring a substantial amount of our outstanding shares.

Developments in the current regulatory environment in the U.S. may include heightened and additional examinations and inspections by regulators and the imposition of additional reporting and disclosure obligations. Regulators also may take a more aggressive posture on bringing enforcement proceedings which could result in fines, penalties and additional remedial activities.
Policy and legislative changes in the U.S. and in other countries are affecting many aspects of financial regulation. Our business, results of operations and financial condition may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations in any of the jurisdictions in which we and our Affiliates conduct business. The ability of us and our Affiliates to function in this legislative and regulatory environment will depend on our and our Affiliates’ ability to monitor and promptly react and adapt to legislative and regulatory changes, including situations where such changes in regulatory requirements may be driven by internal factors. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we and our Affiliates conduct business.
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
In June 2017 the Department of Labor’s final “fiduciary rule” came into effect. The fiduciary rule significantly expands the circumstances in which investment-related communications with retirement investors will be treated as “investment advice” that is fiduciary in nature under ERISA, and/or under the prohibited transaction provisions of the Code. Certain aspects of significant new prohibited transaction exemptions under the fiduciary rule are not scheduled to come fully into effect until July 2019, and the Department of Labor is also currently considering whether it should modify the fiduciary rule or repeal it altogether. The fiduciary rule and exemptions are focused on financial intermediaries who provide advice to institutional and retail retirement plan clients and mandate, among other things, increased disclosure of financial intermediary compensation and the elimination or mitigation of conflicts of interest. To the extent that the fiduciary rule and exemptions lead to changes in financial intermediary and retirement plan investment preferences, and increased pressure on fees and expenses for investment services and products, such changes could have a material adverse effect on our financial performance and operations.
Risks Related to Our Ownership Structure
OM plc’s separation from us could adversely impact our relationship with our Affiliates and their clients.
In 2017, OM plc sold all but a de minimis amount of its shareholdings in our company through a private sale of a 24.95% interest to HNA, or the HNA Minority Sale, and sales in the public market and to us.
Our Affiliates are (or have subsidiaries who are) U.S. registered investment advisers. Certain of our Affiliates provide investment advisory services to investment companies registered under the Investment Company Act pursuant to the terms of an investment advisory agreement between the Affiliate and the applicable U.S. registered investment company. Certain of our Affiliates have been retained by U.S. registered investment advisers to certain U.S. registered investment companies to provide investment subadvisory services to U.S. registered investment companies pursuant to the terms of an investment subadvisory agreement between the Affiliate and the relevant U.S. registered investment adviser. Each of these investment advisory and subadvisory agreements provides for its automatic termination in the event of its “assignment,” as defined in the Investment Company Act. The investment advisory agreements between our Affiliates, (or their subsidiaries) and their non-registered investment company clients provide that there can be no “assignment,” as defined under the Advisers Act, of those agreements without the consent of the client. An assignment is generally defined to include direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the direct or indirect transfer of a “controlling block” of the voting securities of the respective Affiliate.
If (i) the HNA Minority Sale, the other sales of ordinary shares by OM plc, any additional purchases of our ordinary shares by HNA or any future acquisition of a block of our voting securities by a third party, separately or together, were deemed an “assignment” of the underlying investment advisory and subadvisory agreements between our Affiliates (or their subsidiaries) and their clients under the Advisers Act and Investment Company Act and (ii) non-registered investment company clients do not consent to the assignment and/or registered investment company clients do not enter into new advisory agreements, our results of operations could be materially and adversely affected. In addition, current clients, prospective clients and consultants may be reluctant to commit to make new or additional investments with our Affiliates, or invest in funds sponsored or sub-advised by our Affiliates, for some period of time following the HNA Minority Sale or other sale, which may adversely affect our results of operations.

HNA has meaningful ability to influence our business.
HNA beneficially owns 24.95% of our outstanding ordinary shares. Additionally, HNA has the right to appoint two directors to our Board of Directors pursuant to the rights of HNA under the shareholder agreement with OM plc that was assigned to HNA by OM plc, or the Shareholder Agreement. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our ordinary shares. It also may make it difficult for other shareholders to replace management and may adversely impact the trading price of our ordinary shares because investors often perceive disadvantages in owning ordinary shares in companies with significant shareholders. HNA will continue to have the right to appoint two directors so long as it holds at least 20% of our outstanding ordinary shares and will have the right to appoint one director so long as it holds at least 7% of our outstanding ordinary shares. Additionally, HNA will have the right to transfer these appointment rights to a transferee that acquires from HNA the foregoing percentages of our ordinary shares, at which point such unknown third party may have a meaningful ability to influence our business.
Our ability to pay regular dividends to our shareholders is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of the laws of England and Wales.
Any declaration of dividends will be at the discretion of our Board of Directors, and will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements and any other factors that our Board of Directors deems relevant in making such a determination. Under the laws of England and Wales, we may only pay dividends out of our accumulated, realized profits, so far as not previously utilized by distribution or capitalization and provided that at the time of payment of the dividend, the amount of our net assets is not less than the total of our called-up share capital and undistributable reserves. In addition, as a holding company, we will be dependent upon the ability of our Affiliates to generate earnings and cash flows and distribute them to us so that we may pay dividends to our shareholders. The ability of our Affiliates to distribute cash to us will be subject to their operating results, cash requirements and financial condition, the applicable provisions of governing law which may limit the amount of funds available for distribution, their compliance with covenants and financial ratios related to existing or future indebtedness, and their other agreements with third parties. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our ordinary shares.
Risks Related to Our Tax Matters
The Internal Revenue Service, or the IRS, may not agree to treat OMAM as a foreign corporation for U.S. federal tax purposes and Section 7874 of the Code could limit our ability to use our U.S. tax attributes.
Although OMAM is incorporated in England and Wales, which are part of the U.K., the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to section 7874 of the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because OMAM is a U.K.-incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.
For OMAM to be treated as a foreign corporation for U.S. federal tax purposes under section 7874 of the Code, after certain restructuring transactions made prior to the Offering, or the Reorganization, (including for this purpose all the transactions treated as part of a plan or series of related transactions with respect to the Reorganization) either (i) the former stockholder of OMUS, i.e., OMGUK, must have owned (within the meaning of section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in OMUS immediately prior to the Reorganization, excluding for this purpose shares owned by the expanded affiliated group including OMAM, or (ii) OMAM must have had substantial business activities in the U.K. (taking into account the activities of our expanded affiliated group).

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
Based on the rules for determining share ownership under section 7874 of the Code, in particular the rule excluding shares owned by OMGUK, which should be treated as a member of the expanded affiliated group including OMAM, we have taken and continue to take the position that OMGUK should be treated as owning less than 60% of our ordinary shares, and that therefore OMUS should not be subject to the limitations described above, although no assurances can be offered in this regard. If such limitations were to apply, the U.S. consolidated group that includes OMUS would owe potentially more U.S. tax due to the inability to utilize these tax attributes.
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

In July 2013, The Organization for Economic Co-operation and Development launched an Action Plan on Base Erosion and Profit Shifting, or the BEPS Action Plan. The BEPS Action Plan identified fifteen specific actions to address Base Erosion and Profit Shifting, set deadlines to implement the actions and identified the resources needed and the methodology to implement these actions. The OECD published their final package of reports relating to the fifteen actions outlined in the BEPS Action Plan in October 2015. These contemplated changes, if finalized and adopted by countries, could adversely affect our provision for income taxes.
In connection with BEPS Action Plan 2, in 2016, the U.K. Government enacted legislation which included new anti-hybrid rules designed to neutralize the effects of hybrid mismatch arrangements, which took effect from January 1, 2017. Our financing structure includes an entity which could be treated as a hybrid for the purposes of these rules, but we have received a written opinion from Deloitte LLP that this U.K. legislation should not apply to our financing structure for the period prior to July 13, 2017, although no assurances can be offered in this regard.
The Office of Revenue Commissioners, U.S. Congress and government agencies in other jurisdictions where we and our Affiliates do business have each recently focused on issues related to the taxation of multinational corporations. As a result, the tax laws in the U.K., U.S. and other countries in which we and our Affiliates do business could change on a prospective or retroactive basis and any such changes could adversely affect us.
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

If we were treated as a “controlled foreign corporation” for U.S. federal income tax purposes, U.S. holders of 10% or more of the voting power or value of our ordinary shares may be subject to current U.S. federal income taxation on undistributed earnings and profits and certain gains from selling ordinary shares may be treated as dividends.
While we do not believe that we should be treated as a controlled foreign corporation, or CFC, for U.S. federal income tax purposes, no assurances can be offered in this regard. We will generally be classified as a CFC if more than 50% of our outstanding ordinary shares, measured by reference to voting power or value, are owned (directly, indirectly or by attribution) by “10% U.S. Shareholders.” For this purpose, a “10% U.S. Shareholder” is any U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power or value of our outstanding ordinary shares. If we are classified as a CFC, a 10% U.S. Shareholder may be subject to current U.S. federal income taxation on all or a portion of our undistributed earnings and profits attributable to certain categories of passive income and certain other income described in Subpart F of the Code, and may also be subject to U.S. federal income taxation on any gain realized on a sale of ordinary shares by treating that gain as a dividend, to the extent of our current and accumulated earnings and profits attributable to such shares.
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
U.S. federal tax legislation enacted on December 22, 2017 and potential modifications to existing tax treaties between the U.S. and foreign countries could have a material impact to our U.S. federal and state taxes.
On December 22, 2017, U.S. federal tax legislation, the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The Tax Act made numerous changes to prior U.S. federal tax law, including the enactment of several provisions that impact the U.S. federal income taxation of multinational business enterprises. Among other changes, the international tax provisions of the Tax Act impose a new tax assessed on indirect foreign earnings, known as the global intangible low-taxed income tax, or the GILTI, and a new minimum tax known as the base-erosion anti-abuse tax, or BEAT. The GILTI aims to tax a U.S. shareholder’s share of the income of controlled foreign corporations in excess of their tangible business property returns, while the BEAT imposes a minimum tax on certain taxpayers that make deductible “base erosion” payments to foreign related parties.
We may be subject to the GILTI and BEAT taxes in future years and we are currently evaluating the impact of the Tax Act on the taxation of our foreign subsidiaries, including the impact on our transfer pricing arrangements.
The Tax Act also imposes new limitations on the deductibility of interest paid by U.S. taxpayers. We believe the new limitations should not impede our ability to ultimately benefit from the deductions associated with the annual interest payments made under our current intercompany financing arrangements. However, the period of utilization of the interest deduction carryforwards on our balance sheet will be extended. We believe this interest deduction carryforward is more likely than not permitted under U.S. federal tax law as modified by the Tax Act, however official guidance from the U.S. Treasury has not yet been provided. If the interest deduction carryforward is ultimately disallowed as a result of future guidance, our cash tax payments could be materially greater. However, payments due under the Deferred Tax Asset Deed liability would also be materially reduced. In addition, the cash tax benefits of the interest carryforward may be impacted by the GILTI and BEAT tax regimes.

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

Regulatory review of the HNA Minority Sale could impact our relationship with HNA and could negatively affect our share price.
The Committee on Foreign Investment in the United States has the authority to review the HNA Minority Sale if it is deemed a “covered transaction” under Section 721 of the Defense Production Act of 1950, as amended, and all rules and regulations thereunder, or DPA. In the event that CFIUS reviews the HNA Minority Sale and at or prior to the completion of CFIUS review, CFIUS imposes any conditions or restrictions that limit or restrict HNA's involvement in our business, this could negatively impact the Company and its relationship with a significant shareholder. Moreover, if HNA sells, or there is a perception that it might sell a substantial amount of our ordinary shares in the public market, whether voluntarily or due to regulatory restrictions imposed by CFIUS or otherwise, the trading price of our ordinary shares could decline.
Future sales of our ordinary shares by us, HNA or other shareholders could cause our share price to decline.
If we, HNA or other shareholders sell, or indicate an intention to sell, or there is a perception that they might sell substantial amounts of our ordinary shares in the public market, the trading price of our ordinary shares could decline below the current trading level.
Sales by HNA or other shareholders or the possibility that these sales may occur also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
Pursuant to a registration rights agreement with HNA, we agreed to use our reasonable best efforts to file registration statements and prospectus supplements from time to time for the sale of ordinary shares held by HNA now or in the future. In addition, HNA has informed us that it has pledged certain of our ordinary shares as collateral in connection with a margin loan. We are not a party to the margin loan documents; however, a foreclosure on the pledged shares could materially and adversely affect the price of our ordinary shares. In addition, the pledged ordinary shares and margin loan could present an actual or perceived conflict of interest with respect to any employee or affiliate of HNA who may serve as a director on our Board of Directors.
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
We are incorporated under the laws of England and Wales. As a result, it may be difficult for you to serve legal process on us. There is no treaty between the U.S. and England and Wales providing for reciprocal recognition and enforcement of judgments of U.S. courts in civil and commercial matters.  The U.S. and the U.K. are both parties to the New York Convention on the Recognition and Enforcement of Foreign Arbitral Awards: 1958. In civil and commercial matters, a final judgment for payment obtained in a U.S. federal or state court will not automatically be recognised or enforced in England and Wales.  In order to enforce any such U.S. judgments, the claimant will be required to initiate English proceedings for the debt created by the foreign judgment before a competent court in England and Wales, or an English Court.
The enforceability of a judgment by an English Court is conditional upon a number of requirements, including but not limited to the following:

(i)	the judgment is final and conclusive on the merits in the sense of being final and unalterable in the court that pronounced it and being for a definite sum of money;

(ii)	the judgment does not relate to penalties, fines or taxes;

(iii)	the relevant US court had jurisdiction to hear the original proceedings according to the English conflict of laws principles;

(iv)	the judgment does not contravene English public policy or the Human Rights Act 1998;

(v)	the judgment was not procured by fraud;

(vi)	the judgment does not conflict with any existing decision of an English court or the court of another jurisdiction on the issues in question between the same parties;

(vii)	the English enforcement proceedings were commenced within the limitation period;

(viii)	the judgment is not arrived at by doubling, trebling or otherwise multiplying a sum assessed as compensation for the loss or damage sustained; and

(ix)	the judgment does not breach principles of natural or substantive justice.
It is unclear whether courts in England and Wales will enforce a civil penalty predicated solely on securities laws of the U.S. or any state of the U.S. As such, there is no assurance that U.S. judgments in civil and commercial matters will be enforceable in the English Court, including judgments under U.S. federal securities laws

English law and provisions in our articles of association may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.
Certain provisions of English law and our articles of association (as currently in effect) may have the effect of delaying or preventing a change in control of us or changes in our management. For example, English law and our articles of association include provisions that:

•
establish an advance notice procedure for shareholder approvals to be brought before ourannual general meeting of our shareholders, including proposed nominations of persons for election to our Board of Directors; and

•
provide that if the number of directors is reduced below the minimum number fixed in accordance with the articles of association of our Company, the remaining Board of Directors may act for the purpose of filling vacancies in their number or of calling a general meeting of our Company, but for no other purpose

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. In addition, these provisions may adversely affect the market price of our ordinary shares or inhibit fluctuations in the market price of our ordinary shares that could otherwise result from actual or rumored takeover attempts.
The City Code on Takeovers and Mergers, or the Takeover Code, applies, among other things, to an offer for a public company (such as our Company) whose registered office is in the U.K. (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the U.K. (or the Channel Islands or the Isle of Man) if the company is considered by the U.K. Panel on Takeovers and Mergers, or the Takeover Panel, to have its place of central management and control in the U.K. (or the Channel Islands or the Isle of Man). This is known as the “residency test.” Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the U.K. by looking at various factors, including the structure of our Board of Directors, the functions of the directors and where they are resident.
If at the time of a takeover offer the Takeover Panel determines that we have our place of central management and control in the U.K., we would be subject to a number of rules and restrictions, including but not limited to the following: (i) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (ii) we would not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (iii) we would be obliged to provide equality of information to all bona fide competing bidders.
Giving regard to the fact that none of our directors are resident in the United Kingdom (or the Channel Islands or the Isle of Man), the structure of our Board of Directors, and the functions of the directors, our understanding is that the Takeover Code does not apply to us, although that position is subject to change if our center of management and control is, at the time of a takeover offer for us and having regard to the then residency of the directors and other factors which it may take into account, determined by the Takeover Panel to be in the U.K. (or the Channel Islands or the Isle of Man).
We are subject to data protection laws under U.K. legislation, and any breaches of such legislation could adversely affect our business, reputation, results of operations and financial condition.
Our ability to obtain, retain and otherwise manage personal data is governed by data protection and privacy requirements and regulatory rules and guidance. In the U.K., we must comply with the Data Protection Act 1998 in relation to processing certain personal data. The interpretation of data privacy laws can be uncertain, and as business practices are challenged by regulators, private litigants and consumer protection agencies, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data protection practices.

Pre-emption rights for U.S. and other non-U.K. holders of shares may be unavailable.
In the case of certain increases in our issued share capital, under English law, existing holders of shares are entitled to pre-emption rights to subscribe for such shares, unless shareholders dis-apply such rights by a special resolution at a shareholders’ meeting. These pre-emption rights were dis-applied by our shareholder prior to our initial public offering and we shall propose equivalent resolutions in the future once the initial period of dis-application has expired. However, HNA has pre-emption rights, subject to certain exceptions, until it ceases to own at least 7% of our outstanding ordinary shares. In any event, U.S. holders of ordinary shares in U.K. companies are customarily excluded from exercising any such pre-emption rights they may have, unless a registration statement under the Securities Act of 1933, as amended, or the Securities Act, is effective with respect to those rights, or an exemption from the registration requirements thereunder is available. We cannot assure U.S. investors that any exemption from the registration requirements of the Securities Act or applicable non-U.S. securities laws would be available to enable U.S. or other non-U.K. holders to exercise such pre-emption rights or, if available, that we will utilize any such exemption.

Item 1B.    Unresolved Staff Comments.
There are no unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.    Properties.
Our principal executive offices are located at Ground Floor, Millennium Bridge House, 2 Lambeth Hill, London EC4V 4GG, United Kingdom. Our principal office in the U.S. is located at 200 Clarendon Street, 53rd Floor, Boston, Massachusetts 02116. In Boston, we lease 37,946 square feet under a lease that expires on December 31, 2021. Each Affiliate has its own primary office where core investment management activities take place. Primary Affiliate-leased locations include Boston, MA; Dallas, TX; Baltimore, MD; Portland, OR; and Richmond, VA, as well as an owned property in Simsbury, CT. In addition, both we and several of our Affiliates have leased secondary offices to help support research, distribution and/or client servicing. Key locations for secondary offices include (but are not limited to) Hong Kong, Singapore and Toronto. We believe existing facilities are appropriate in size, location and functionality to meet current and future business requirements.

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Ordinary Shares
Our ordinary shares are traded on the New York Stock Exchange under the symbol “OMAM.” The following table sets forth the high and low sales price per ordinary share as reported on the New York Stock Exchange and dividends declared for the period indicated:

	Share price:		Dividends Declared
For the year ended December 31, 2016	High	Low
First quarter	$15.03	$10.27	$0.08
Second quarter	$15.52	$12.58	$0.08
Third quarter	$14.25	$12.69	$0.08
Fourth quarter	$15.51	$12.10	$0.08
For the year ended December 31, 2017
First quarter	$15.37	$13.74	$0.08
Second quarter	$16.01	$13.57	$0.09
Third quarter	$15.59	$13.20	$0.09
Fourth quarter	$17.22	$14.64	$0.09
The closing price per ordinary share as reported on the New York Stock Exchange on February 23, 2018 was $15.59. As of February 23, 2018, there were two shareholders of record, including banks, brokers and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our ordinary shares).
Dividend policy
Our current dividend policy targets a dividend payout generally in the range of 20-25% of ENI, subject to maintaining a sustainable quarterly dividend per share. Any declaration of dividends will be at the discretion of our Board of Directors and will depend on our financial condition, earnings, cash needs, regulatory constraints, capital requirements and any other factors that our Board of Directors deems relevant in making such a determination. Under English law, we may only pay dividends out of our accumulated, realized profits, so far as not previously utilized by distribution or capitalization and provided that at the time of payment of the dividend, the amount of our net assets is not less than the total of our called-up share capital and undistributable reserves. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on-hand and any funds we receive from our subsidiaries, including OMUS. Therefore, there can be no assurance that we will pay any dividends in the future to holders of our ordinary shares, or as to the amount of any such dividends.

Financial performance graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of OMAM under the Securities Act.
The following graph compares the cumulative shareholder return on our ordinary shares from October 8, 2014, the date of our initial public offering, through December 31, 2017, with the cumulative total return, during the same period, of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Financial Sector Index and a peer group comprised of AllianceBernstein Holding L.P., Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., Cohen & Steers, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., Invesco Ltd., Legg Mason, Inc., T. Rowe Price Group, Inc., Virtus Investment Partners, Inc. and Waddell & Reed Financial, Inc. The peer group was revised in 2017 due to the acquisition of certain peers by other companies. The comparison assumes the investment of $100 at the time of our initial public offering on October 8, 2014 in our ordinary shares at the initial offering price of $14.00 per share and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

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

	Years ended December 31,
($ in millions, except per share data as noted)	2017	2016	2015	2014	2013
U.S. GAAP Statement of Operations Data(1):
Management fees(2)	$858.0	$659.9	$637.2	$569.7	$478.2
Performance fees	26.5	2.6	61.8	34.3	18.1
Other revenues	1.2	0.9	0.3	1.6	1.8
Consolidated Funds’ revenue(2)	1.7	0.1	—	450.7	430.5
Total Revenue(2)	$887.4	$663.5	$699.3	$1,056.3	$928.6
Net income before tax from continuing operations attributable to controlling interests(3)	$137.1	$161.0	$201.3	$68.1	$32.7
Net income from continuing operations attributable to controlling interests(2)(3)	4.3	120.2	154.7	55.3	19.4
Net income (loss) from continuing operations(2)	9.2	120.0	154.7	(45.0)	(97.1)
U.S. GAAP operating margin(2)(4)	8%	23%	27%	(6)%	(11)%
U.S. GAAP basic earnings per share from continuing operations attributable to controlling interests	$0.04	$0.98	$1.28	$0.46	$0.16
U.S. GAAP diluted earnings per share from continuing operations attributable to controlling interests	$0.04	$0.98	$1.28	$0.46	$0.16

	Years ended December 31,
($ in millions, unless otherwise noted)	2017	2016	2015	2014	2013
Non-GAAP Data:
Economic net income(5)(6):
Management fees	$858.0	$659.9	$637.2	$589.9	$499.8
Performance fees	26.5	2.6	13.7	34.3	18.1
Other revenues	16.2	16.0	13.0	11.2	9.6
Total ENI revenue	$900.7	$678.5	$663.9	$635.4	$527.5
Pre-tax economic net income	$251.3	$190.7	$203.5	$204.1	$153.0
Economic net income, excluding non-recurring performance fee(6)	180.9	145.1	149.7	151.3	122.9
ENI operating margin(7)	38%	35%	37%	39%	34%
ENI earnings per share, excluding non-recurring performance fee, diluted(6)	1.62	1.21	1.24	1.26	1.02
Other Operational Information(8):
Assets under management at period end (in billions)	$243.0	$240.4	$212.4	$220.0	$198.8
Net client cash flows (in billions)	(6.0)	(1.6)	(5.1)	9.5	10.5
Annualized revenue impact of net flows (in millions)(9)	32.9	11.0	18.9	54.5	42.5

	Years ended December 31,
($ in millions)	2017	2016	2015	2014	2013
U.S. GAAP Balance Sheet Data:
Total assets(10)	$1,491.7	$1,294.3	$1,014.1	$7,772.9	$8,551.8
Total assets attributable to controlling interests	1,386.7	1,283.0	1,014.1	993.2	1,014.4
Total borrowings and debt(10)	426.3	392.3	90.0	4,309.9	5,469.0
Total borrowings and debt attributable to controlling interests	426.3	392.3	90.0	214.0	1,043.2
Total liabilities(10)	1,320.4	1,123.8	848.2	5,215.5	6,015.9
Total liabilities attributable to controlling interests	1,309.9	1,118.0	848.2	956.7	1,461.1

Total Equity(10)	$171.3	$170.5	$165.9	$2,557.4	$2,535.9
Redeemable non-controlling interests in consolidated Funds(2)	(44.0)	(5.5)	—	(61.9)	(403.3)
Non-controlling interests in consolidated Funds(2)	(50.6)	—	—	(2,459.0)	(2,579.3)
Non-controlling interests	(1.3)	(1.0)	—	—	(0.1)
Shareholders’ equity (deficit)	$75.4	$164.0	$165.9	$36.5	$(446.8)

(1)
The U.S. GAAP Statement of Operations Data above has been presented on a continuing operations basis. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our results of operations, including discontinued operations, and a reconciliation to the results from continuing operations.

(2)
Statement of operations data presented in accordance with U.S. GAAP include the results of consolidated Funds managed by our Affiliates where it has been determined these entities are controlled by our Company. The effects of consolidating these entities include reductions in management fee revenue of $21.6 million and $20.2 million for the years ended December 31, 2013 and 2014, respectively, with offsetting increases in the results of consolidated Funds. There was no management fee elimination associated with Funds consolidation in 2015, 2016, or 2017. The net income from continuing operations presented as attributable to controlling interests exclude the income or loss directly attributable to third-party Fund investors, and represent the net amounts attributable to our shareholders. In the first quarter of 2015, we adopted Accounting Standard Update 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which resulted in the de-consolidation of all Funds previously consolidated as of December 31, 2014. For the year ended December 31, 2015, there were no Funds which required consolidation, therefore total revenue, U.S. GAAP operating margin and net income (loss) from continuing operations for the year ended December 31, 2015 are not directly comparable to 2013 and 2014.  For the years ended December 31, 2016 and 2017, as a result of the purchase or deployment of seed capital investments, we consolidated certain Funds.

(3)
The following table reconciles our net income attributable to controlling interests to our net income from continuing operations attributable to controlling interests and our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2017	2016	2015
Net income attributable to controlling interests	$4.2	$126.4	$155.5
Exclude: Loss (profit) on disposal of discontinued operations attributable to controlling interests	0.1	(6.2)	(0.8)
Net income from continuing operations attributable to controlling interests	4.3	120.2	154.7
Add: Income tax expense	132.8	40.8	46.6
Pre-tax income from continuing operations attributable to controlling interests	$137.1	$161.0	$201.3

(4)
U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue. Excluding the effect of Funds consolidation, our U.S. GAAP operating margin would be 8% for the year ended December 31, 2017, 23% for the year ended December 31, 2016, 27% for the year ended December 31, 2015, 17% for the year ended December 31, 2014 and 18% for the year ended December 31, 2013.

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

(7)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income.”

(8)
On August 2, 2017, we entered into a non-binding term sheet to sell our stake in Heitman LLC to Heitman’s management. Pursuant to this term sheet, we entered into a redemption agreement on November 17, 2017. Heitman stopped contributing to our financial results of operations as of November 30, 2017 and the transaction closed on January 5, 2018. We have broken the Heitman AUM and flows out of our AUM reporting as of July 1, 2017, in order to give the reader a better perspective of the ongoing business following the closing of this transaction. Unless specifically noted, flow information includes flows from Heitman for the first half of 2017, but excludes it thereafter, and AUM data at December 31, 2017 excludes the Heitman AUM.

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

(10)
Balance sheet data presented in accordance with U.S. GAAP for the years 2013, 2014, 2016 and 2017 include the results of Funds managed by our Affiliates where it has been determined these entities are controlled by our Company. Consolidated assets and liabilities of these entities that are attributable to third-party investors, or non-controlling interests, have the effect of increasing our consolidated assets and liabilities. The net assets and liabilities presented as attributable to controlling interests exclude the portions directly attributable to these third-party investors, and represent the net amounts attributable to our shareholders. Similarly, Shareholders’ equity (deficit) represents our net assets after excluding net assets directly attributable to these third-party investors.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “OMAM” refer to OM Asset Management plc, references to the “Company” refer to OMAM, and references to “we,” “our” and “us” refer to OMAM and its consolidated subsidiaries and equity-accounted Affiliates, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to OMAM Inc., or OMUS, a Delaware corporation and indirect, wholly owned subsidiary of OMAM. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have an ownership interest. References in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.
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

•
U.S. GAAP Results of Operations for the years ended December 31, 2017, 2016, and 2015 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items over the last three years as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure—Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the years ended December 31, 2017, 2016, and 2015, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key Non-GAAP operating metrics and a calculation of tax on economic net income.

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

Overview
We are a diversified, multi-boutique asset management firm headquartered in London, UK. We currently operate our business through seven affiliate firms to whom we refer in this Annual Report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.
Under U.S. GAAP, our Affiliates may be consolidated into our operations or may be accounted for as equity investments. We may also be required to consolidate certain of our Affiliates’ Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third-party clients in those Funds.
Our current Affiliates and their principal strategies include(1):

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

•	Copper Rock Capital Partners LLC (“Copper Rock”)—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.

•	Investment Counselors of Maryland, LLC (“ICM”)(2)—a value-driven domestic equity manager with product offerings across the entire capitalization range and a primary focus on small-cap companies.

•	Landmark Partners, LLC (“Landmark”)—a leading global secondary private equity, real estate and real asset investment firm.

•	Thompson, Siegel & Walmsley LLC (“TSW”)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.

(1)
In August 2017, we executed an agreement to sell our stake in Heitman LLC, a real estate manager, to Heitman’s management for cash consideration totaling $110 million. We have therefore presented operational information (including AUM and flow data) excluding Heitman for periods beginning in the third quarter of 2017 (Heitman remains in operational information for the first half of 2017). The transaction closed on January 5, 2018. Under U.S. GAAP, financial results of operations presented herein continue to include Heitman through November 30, 2017. We will retain our co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments.

(2)	Accounted for under the equity method of accounting.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees when certain accounts add value in relation to relevant benchmarks or exceed required returns. Approximately $55.4 billion, or 23% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which OMAM participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns. Performance fees earned on eligible AUM managed by our equity-accounted Affiliates are not reflected as part of ENI or U.S. GAAP performance fee revenue.
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

Summary Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2017, 2016, and 2015. Beginning in the third quarter of 2016, following the purchase of seed capital investments from OM plc, we consolidated certain Funds. Additional Funds have been consolidated in 2017 as additional seed and co-investment capital has been deployed:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
U.S. GAAP Basis
Revenue	$887.4	$663.5	$699.3	$223.9	$(35.8)
Pre-tax income from continuing operations attributable to controlling interests	137.1	161.0	201.3	(23.9)	(40.3)
Net income attributable to controlling interests	4.2	126.4	155.5	(122.2)	(29.1)
U.S. GAAP operating margin(1)	8%	23%	27%	(1545) bps	(389) bps
Earnings per share, basic ($)	$0.04	$1.05	$1.29	$(1.01)	$(0.24)
Earnings per share, diluted ($)	0.04	1.05	1.29	$(1.01)	$(0.24)
Basic shares outstanding (in millions)	110.7	119.2	120.0	(8.5)	(0.8)
Diluted shares outstanding (in millions)	111.4	119.5	120.5	(8.1)	(1.0)
Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)(5)	$900.7	$678.5	$663.9	$222.2	$14.6
Pre-tax economic net income(4)(6)	251.3	190.7	203.5	60.6	(12.8)
Economic net income, excluding non-recurring performance fee(4)(7)	180.9	145.1	149.7	35.8	(4.6)
ENI diluted earnings per share, excluding non-recurring performance fee, ($) (4)	$1.62	$1.21	$1.24	$0.41	$(0.03)
ENI operating margin(4)(8)	38%	35%	37%	261 bps	(137) bps
Adjusted EBITDA(4)	$281.9	$208.5	$212.7	$73.4	$(4.2)
Economic net income (including non-recurring performance fee)(5)	180.9	145.1	161.1	35.8	(16.0)
ENI diluted EPS (including non-recurring performance fee),($)	$1.62	$1.21	$1.34	$0.41	$(0.13)
Other Operational Information(9)
Assets under management (AUM) at year end (in billions)	$243.0	$240.4	$212.4	$2.6	$28.0
Net client cash flows (in billions)	(6.0)	(1.6)	(5.1)	(4.4)	3.5
Annualized revenue impact of net flows (in millions)(10)	32.9	11.0	18.9	21.9	(7.9)

(1)
U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue. Our U.S. GAAP operating margin is not significantly impacted by the effect of consolidated Funds for the years ended December 31, 2017, 2016, and 2015.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measures—Economic Net Income.”

(3)
Excludes restructuring charges associated with the CEO transition amounting to $9.8 million ($5.7 million after taxes) and $1.0 million related to the Heitman transaction ($0.6 million after taxes) for the year ended December 31, 2017.

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

(5)	ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.

(6)	Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.

(7)	Economic net income excluding the non-recurring performance fee is the ENI measure which corresponds to U.S. GAAP net income from continuing operations attributable to controlling interests.

(8)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds) of 8% for the year ended December 31, 2017, 23% for the year ended December 31, 2016 and 27% for the year ended December 31, 2015.

(9)
On August 2, 2017, we entered into a non-binding term sheet to sell our stake in Heitman LLC to Heitman’s management. Pursuant to this term sheet, we entered into a redemption agreement on November 17, 2017. Heitman stopped contributing to our financial results as of November 30, 2017 and the transaction closed on January 5, 2018. We have broken the Heitman AUM and flows out of our AUM reporting as of July 1, 2017, in order to give the reader a better perspective of the ongoing business following the closing of this transaction. Unless specifically noted, flow information includes flows from Heitman for the first half of 2017, but excludes it thereafter, and AUM data at December 31, 2017 excludes the Heitman AUM. Including Heitman, AUM, net flows, and annualized revenue impact of net flows were $272.0 billion, $(5.8) billion, and $25.2 million, respectively, for the eleven months ended November 30, 2017.

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

Assets Under Management
On August 2, 2017, we entered into a non-binding term sheet to sell our stake in Heitman LLC to Heitman’s management. Pursuant to this term sheet, we entered into a redemption agreement on November 17, 2017. Heitman stopped contributing to our financial results as of November 30, 2017 and the transaction closed on January 5, 2018. We have broken the Heitman AUM and flows out of our AUM reporting as of July 1, 2017, in order to give the reader a better perspective of the ongoing business following the closing of this transaction. Unless specifically noted, flow information includes flows from Heitman for the first half of 2017, but excludes it thereafter, and AUM data at December 31, 2017 excludes the Heitman AUM.
Our total assets under management as of December 31, 2017 were $243.0 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	December 31, 2017	December 31, 2016	December 31, 2015
Acadian Asset Management	$97.7	$75.0	$66.8
Barrow, Hanley, Mewhinney & Strauss	91.7	92.3	89.2
Campbell Global	5.3	5.2	6.3
Copper Rock Capital Partners	6.4	5.1	4.7
Investment Counselors of Maryland	2.1	2.0	1.8
Landmark Partners	14.8	9.7	n/a
Thompson, Siegel & Walmsley	25.0	19.9	14.5
Total assets under management of current Affiliates	243.0	209.2	183.3
Heitman	—	31.2	29.1
Total assets under management*	$243.0	$240.4	$212.4

* Reported AUM.
n/a Not an Affiliate as of the date indicated
Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of real estate, timberland investments, secondary Funds and other alternative investments.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	December 31, 2017	December 31, 2016	December 31, 2015
U.S. equity, small/smid cap value	$7.6	$7.9	$6.9
U.S. equity, mid cap value	13.0	11.3	9.5
U.S. equity, large cap value	57.8	59.2	57.4
U.S. equity, core/blend	2.8	3.6	3.1
Total U.S. equity	81.2	82.0	76.9
Global equity	40.3	32.3	29.4
International equity	55.5	42.5	37.0
Emerging markets equity	30.4	21.6	18.4
Total global/non-U.S. equity	126.2	96.4	84.8
Fixed income	13.5	13.9	13.8
Alternatives(1)	22.1	48.1	36.9
Total assets under management	$243.0	$240.4	$212.4

(1)	Reflects the removal of Heitman in the third quarter of 2017.
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

The following table summarizes our asset flows and market appreciation/depreciation by asset class for each of the periods indicated:

($ in billions)	Years ended December 31,
	2017	2016	2015
U.S. equity
Beginning balance	$82.0	$76.9	$87.3
Gross inflows	4.9	7.9	5.6
Gross outflows	(16.4)	(14.3)	(14.5)
Net flows	(11.5)	(6.4)	(8.9)
Market appreciation (depreciation)	10.7	11.0	(1.5)
Other	—	0.5	—
Ending balance	$81.2	$82.0	$76.9
Average AUM	$81.1	$78.3	$82.8
Average AUM of consolidated Affiliates	79.1	76.5	80.8

Global / non-U.S. equity
Beginning balance	$96.4	$84.8	$84.0
Gross inflows	17.0	14.1	14.2
Gross outflows	(16.0)	(9.6)	(10.8)
Net flows	1.0	4.5	3.4
Market appreciation (depreciation)	28.8	6.7	(3.2)
Other	—	0.4	0.6
Ending balance	$126.2	$96.4	$84.8
Average AUM(1)	$113.1	$90.0	$87.5

Fixed income
Beginning balance	$13.9	$13.8	$15.2
Gross inflows	1.4	1.2	1.4
Gross outflows	(2.7)	(2.1)	(2.2)
Net flows	(1.3)	(0.9)	(0.8)
Market appreciation (depreciation)	0.9	1.0	(0.3)
Other	—	—	(0.3)
Ending balance	$13.5	$13.9	$13.8
Average AUM(1)	$13.4	$14.1	$14.9

Alternatives(2)(3)
Beginning balance	$48.1	$36.9	$34.3
Acquisition (removal) of Affiliates	(32.4)	8.8	—
Gross inflows	7.7	6.7	5.4
Gross outflows	(1.1)	(1.6)	(1.8)
Hard asset disposals	(0.8)	(3.9)	(2.4)
Net flows	5.8	1.2	1.2
Market appreciation	0.6	2.0	1.3
Other	—	(0.8)	0.1
Ending balance	$22.1	$48.1	$36.9
Average AUM	$33.7	$40.7	$35.7
Average AUM of consolidated Affiliates	19.2	10.2	7.8

Total(2)(3)
Beginning balance	$240.4	$212.4	$220.8
Acquisition (removal) of Affiliates	(32.4)	8.8	—
Gross inflows	31.0	29.9	26.6
Gross outflows	(36.2)	(27.6)	(29.3)
Hard asset disposals	(0.8)	(3.9)	(2.4)
Net flows	(6.0)	(1.6)	(5.1)
Market appreciation (depreciation)	41.0	20.7	(3.7)
Other	—	0.1	0.4
Ending balance	$243.0	$240.4	$212.4
Average AUM	$241.3	$223.1	$220.9
Average AUM of consolidated Affiliates	224.8	190.8	191.0

Annualized basis points: inflows(3)	51.3	41.9	45.9
Annualized basis points: outflows(3)	34.1	36.3	32.6
Annualized revenue impact of net flows (in millions)	$32.9	$11.0	$18.9

(1)	Average AUM equals average AUM of consolidated Affiliates.

(2)
We have removed Heitman from our AUM and cash flow metrics as of the beginning of the third quarter, 2017. Heitman stopped contributing to the Company's financial results as of November 30, 2017, therefore Heitman's December 31, 2017 AUM is not reflected in the table above. Heitman's AUM at November 30, 2017 was $33.3 billion. For the year ended December 31, 2016, $8.8 billion of acquisitions represents the investment in Landmark Partners.

(3)	Reflects the removal of Heitman in the third quarter of 2017.

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

iii.	Retail / other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.
The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Years ended December 31,
	2017(1)	2016	2015
Sub-advisory
Beginning balance	$75.9	$69.0	$74.1
Acquisition (removal) of Affiliates	(3.0)	—	—
Gross inflows	8.7	11.2	7.8
Gross outflows	(14.2)	(12.3)	(11.4)
Net flows	(5.5)	(1.1)	(3.6)
Market appreciation (depreciation)	12.7	7.7	(1.5)
Other	—	0.3	—
Ending balance	$80.1	$75.9	$69.0

Institutional
Beginning balance	$154.1	$133.8	$137.2
Acquisition (removal) of Affiliates	(29.0)	8.6	—
Gross inflows	20.6	16.9	16.6
Gross outflows	(20.0)	(12.4)	(16.1)
Hard asset disposals	(0.8)	(3.9)	(2.4)
Net flows	(0.2)	0.6	(1.9)
Market appreciation (depreciation)	27.0	11.7	(1.9)
Other	—	(0.6)	0.4
Ending balance	$151.9	$154.1	$133.8

Retail / Other
Beginning balance	$10.4	$9.6	$9.5
Acquisition (removal) of Affiliates	(0.4)	0.2	—
Gross inflows	1.7	1.8	2.2
Gross outflows	(2.0)	(2.9)	(1.8)
Net flows	(0.3)	(1.1)	0.4
Market appreciation (depreciation)	1.3	1.3	(0.3)
Other	—	0.4	—
Ending balance	$11.0	$10.4	$9.6

Total
Beginning balance	$240.4	$212.4	$220.8
Acquisition (removal) of Affiliates	(32.4)	8.8	—
Gross inflows	31.0	29.9	26.6
Gross outflows	(36.2)	(27.6)	(29.3)
Hard asset disposals	(0.8)	(3.9)	(2.4)
Net flows	(6.0)	(1.6)	(5.1)
Market appreciation (depreciation)	41.0	20.7	(3.7)
Other	—	0.1	0.4
Ending balance	$243.0	$240.4	$212.4

(1)	Reflects the removal of Heitman in the third quarter of 2017.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Years ended December 31,
	2017(1)	2016	2015
U.S.
Beginning balance	$191.6	$171.8	$176.6
Acquisition (removal) of Affiliates	(25.5)	7.4	—
Gross inflows	22.5	21.2	20.6
Gross outflows	(29.0)	(23.1)	(20.2)
Hard asset disposals	(0.5)	(2.7)	(2.1)
Net flows	(7.0)	(4.6)	(1.7)
Market appreciation (depreciation)	31.0	16.9	(2.8)
Other	—	0.1	(0.3)
Ending balance	$190.1	$191.6	$171.8

Non-U.S.
Beginning balance	$48.8	$40.6	$44.2
Acquisition (removal) of Affiliates	(6.9)	1.4	—
Gross inflows	8.5	8.7	6.0
Gross outflows	(7.2)	(4.5)	(9.1)
Hard asset disposals	(0.3)	(1.2)	(0.3)
Net flows	1.0	3.0	(3.4)
Market appreciation (depreciation)	10.0	3.8	(0.9)
Other	—	—	0.7
Ending balance	$52.9	$48.8	$40.6

Total
Beginning balance	$240.4	$212.4	$220.8
Acquisition (removal) of Affiliates	(32.4)	8.8	—
Gross inflows	31.0	29.9	26.6
Gross outflows	(36.2)	(27.6)	(29.3)
Hard asset disposals	(0.8)	(3.9)	(2.4)
Net flows	(6.0)	(1.6)	(5.1)
Market appreciation (depreciation)	41.0	20.7	(3.7)
Other	—	0.1	0.4
Ending balance	$243.0	$240.4	$212.4

(1)	Reflects the removal of Heitman in the third quarter of 2017.

At December 31, 2017, our total assets under management were $243.0 billion, an increase of $2.6 billion or 1.1% compared to $240.4 billion at December 31, 2016. The assets under management at December 31, 2016 represented an increase of $28.0 billion or 13.2% compared to $212.4 billion at December 31, 2015.  In addition to the removal of Heitman, which accounted for a decrease in assets under management of $(32.4) billion, the change in assets under management during the year ended December 31, 2017 reflects net market appreciation of $41.0 billion and net outflows of $(6.0) billion. The change in assets under management during the year ended December 31, 2016 reflects net market appreciation of $20.7 billion, net outflows of $(1.6) billion and other movements of $0.1 billion, plus the acquisition of Landmark, which accounted for an increase in assets under management of $8.8 billion. Other movements in 2016 reflect the standardization of AUM definitions across Affiliates and mandates and the revaluation of certain hard assets. These changes align the definition of AUM with management fees charged to clients. The change in assets under management during the year ended December 31, 2015 reflects net market depreciation of $(3.7) billion, net outflows of $(5.1) billion and other movements of $0.4 billion. Other movements in 2015 primarily represent the AUM impact of the disposal of certain fund strategies offset by the consolidation of a joint venture.
For the year ended December 31, 2017, our net outflows were $(6.0) billion compared to net outflows of $(1.6) billion for the year ended December 31, 2016 and net outflows of $(5.1) billion for the year ended December 31, 2015.  Hard asset disposals of $(0.8) billion, $(3.9) billion and $(2.4) billion are reflected in the net flows for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, the annualized revenue impact of the net flows was $32.9 million, as gross inflows of $31.0 billion during the year were into higher fee asset classes yielding an annualized fee rate of 51.3 bps, versus gross outflows and hard asset disposals in the same period of $(37.0) billion out of asset classes yielding an annualized fee rate of 34.1 bps.  This is compared to the annualized revenue impact of net flows of $11.0 million for the year ended December 31, 2016 and $18.9 million for the year ended December 31, 2015.

U.S. GAAP Results of Operations
For the Years Ended December 31, 2017, 2016, and 2015
Our U.S. GAAP results of operations were as follows for the years ended December 31, 2017, 2016, and 2015.

	Years ended December 31,			Increase (Decrease)
($ in millions unless otherwise noted)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
U.S. GAAP Statement of Operations(1)
Management fees	$858.0	$659.9	$637.2	$198.1	$22.7
Performance fees	26.5	2.6	61.8	23.9	(59.2)
Other revenue	1.2	0.9	0.3	0.3	0.6
Consolidated Funds’ revenue	1.7	0.1	—	1.6	0.1
Total revenue	887.4	663.5	699.3	223.9	(35.8)
Compensation and benefits	682.8	397.4	412.8	285.4	(15.4)
General and administrative	112.9	98.3	88.2	14.6	10.1
Amortization of acquired intangibles	6.6	2.6	0.2	4.0	2.4
Depreciation and amortization	11.7	9.4	6.9	2.3	2.5
Consolidated Funds’ expense	2.4	0.2	—	2.2	0.2
Total expenses	816.4	507.9	508.1	308.5	(0.2)
Operating income	71.0	155.6	191.2	(84.6)	(35.6)
Investment income	27.4	17.2	13.0	10.2	4.2
Interest income	0.8	0.4	0.2	0.4	0.2
Interest expense	(24.5)	(11.3)	(3.1)	(13.2)	(8.2)
Revaluation of DTA deed	51.8	—	—	51.8	—
Net consolidated Funds’ investment gain (loss)	15.5	(1.1)	—	16.6	(1.1)
Income from continuing operations before taxes	142.0	160.8	201.3	(18.8)	(40.5)
Income tax expense	132.8	40.8	46.6	92.0	(5.8)
Income from continuing operations	9.2	120.0	154.7	(110.8)	(34.7)
Gain (loss) on disposal of discontinued operations, net of tax	(0.1)	6.2	0.8	(6.3)	5.4
Net income (loss)	9.1	126.2	155.5	(117.1)	(29.3)
Net income (loss) attributable to non-controlling interests in consolidated Funds	4.9	(0.2)	—	5.1	(0.2)
Net income attributable to controlling interests	$4.2	$126.4	$155.5	$(122.2)	$(29.1)
Basic earnings per share ($)	$0.04	$1.05	$1.29	$(1.01)	$(0.24)
Diluted earnings per share ($)	0.04	1.05	1.29	(1.01)	(0.24)
Weighted average basic shares outstanding	110.7	119.2	120.0	(8.5)	(0.8)
Weighted average diluted ordinary shares outstanding	111.4	119.5	120.5	(8.1)	(1.0)
U.S. GAAP operating margin (2)	8%	23%	27%	(1545) bps	(389) bps

(1)	Certain Funds have been consolidated due to our seed capital or co-investments in the Funds, including seed capital investments purchased from OM plc in September of 2016 and July 2017.

(2)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2017	2016	2015
U.S. GAAP Statement of Operations
Net income attributable to controlling interests	$4.2	$126.4	$155.5
Exclude: (Gain) loss on discontinued operations attributable to controlling interests	0.1	(6.2)	(0.8)
Net income from continuing operations attributable to controlling interests	4.3	120.2	154.7
Add: Income tax expense	132.8	40.8	46.6
Pre-tax income from continuing operations attributable to controlling interests	$137.1	$161.0	$201.3
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

iii.	other revenue, consisting primarily of marketing, distribution and consulting services; and

iv.	revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 38.2 bps for the year ended December 31, 2017, 34.6 bps for the year ended December 31, 2016 and 33.4 bps for the year ended December 31, 2015. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements. Additionally, average yields in the years ended December 31, 2017 and 2016 were also positively impacted by the higher yields earned on alternative assets managed by Landmark.

Our average basis points by asset class (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions and fee rates in basis points earned on AUM)	Years ended December 31,
	2017		2016		2015
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$192.9	24	$187.7	25	$193.6	24
Global / non-U.S. equity	465.6	41	374.1	42	366.2	42
Fixed income	27.8	21	29.1	21	31.4	21
Alternatives	171.7	89	69.0	67	46.0	58
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$858.0	38.2	$659.9	34.6	$637.2	33.4
Average AUM excluding equity-accounted Affiliates	$224.8		$190.8		$191.0
Average AUM including equity-accounted Affiliates & weighted average fee rate(2)	$241.3	38.2	$223.1	35.4	$220.9	34.3

(1)	Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues.”)

(2)	Average AUM including equity-accounted Affiliates excludes Heitman as of the beginning of the third quarter, 2017.
Year ended December 31, 2017 compared to year ended December 31, 2016:    Management fees increased $198.1 million, or 30.0%, from $659.9 million for the year ended December 31, 2016 to $858.0 million for the year ended December 31, 2017. The increase was primarily attributable to higher overall levels of assets under management as a result of positive markets, shifts into higher fee rate products, and incremental revenue from the Landmark transaction including subsequent increases in assets under management. Average assets under management excluding equity-accounted Affiliates increased 17.8%, from $190.8 billion for the year ended December 31, 2016 to $224.8 billion for the year ended December 31, 2017.
Overall, the increase in management fee revenue is reflective of the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 38.2 basis points in 2017 and 34.6 basis points in 2016, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates as well as the higher fee-rate assets under management added as a result of the Landmark transaction. Compared to the twelve months ended December 31, 2016, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 6%, to 59% of average assets, while the mix of U.S. equity and fixed income decreased approximately (6)% to 41% of average assets.
Year ended December 31, 2016 compared to year ended December 31, 2015:    Management fees increased $22.7 million, or 3.6%, from $637.2 million for the year ended December 31, 2015 to $659.9 million for the year ended December 31, 2016. The increase was attributable to increases in the weighted average fee rate earned on the average AUM of consolidated Affiliates as discussed below.

Overall, the increase in management fee revenue is reflective of the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 34.6 basis points in 2016 and 33.4 basis points in 2015 with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates as well as the higher fee-rate assets under management added as a result of the Landmark transaction. Compared to the twelve months ended December 31, 2016, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 3%, to 53% of average assets, while the mix of U.S. equity and fixed income decreased approximately (3)% to 47% of average assets. Approximately 1.5% of this shift was driven by the addition of Landmark’s $8.8 billion of alternative assets under management, while the remainder of this was due to the impact of market movements and flows.
Performance Fees
Approximately $55.4 billion, or 23% of our AUM in consolidated Affiliates at December 31, 2017, are in accounts with incentive fee or carried interest features, where we participate in such a fee. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustment up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at December 31, 2017 ($ in billions)				Management fees for the twelve months ended December 31, 2017 ($ in millions)			Performance fees for the twelve months ended December 31, 2017 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees		AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$22.1	$13.2	*	$8.9	$171.7	$113.7	$58.0	$12.1	17.3%	6.6%
Separate accounts/other products	218.8	172.3		46.5	686.3	586.8	99.5	14.4	12.6%	2.1%
Total	$240.9	$185.5		$55.4	$858.0	$700.5	$157.5	$26.5	14.4%	3.0%

*
Certain legacy Landmark Funds include a carried interest component in which we do not participate and which is not consolidated in our financial results. A majority of the $13.2 billion shown here includes such Funds managed by Landmark and any carried interest earned by these Funds is not attributable to us.

In aggregate, we recognized $26.5 million in performance fees for the year ended December 31, 2017. Included in this number were $(12.0) million of negative performance fees, calculated in total by each account that had net negative performance fees on a year-to-date basis.  The negative performance fee generally represents performance adjustments in certain sub-advisory accounts. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were 3.0% of total fees in 2017, 0.4% of total fees in 2016, and 2.1% of total fees in 2015 (8.8% including the 2015 non-recurring performance fee). Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Years ended December 31,
			2015
($ in millions)	2017	2016	Including the non-recurring performance fee	Excluding the non-recurring performance fee
Gross performance fees	$26.5	$2.6	$61.8	$13.7
Net performance fees(1)	$16.7	$1.8	$26.7	$7.6
Percentage of performance fees accruing to OMAM(2)	63.0%	69.2%	43.2%	55.5%
Gross performance fees as a percentage of total fees(3)	3.0%	0.4%	8.8%	2.1%

(1)
Net performance fees are shown after the effect of contractual variable compensation and distributions to key employees of the Affiliates and represent the amount of the performance fee directly attributable to our shareholders.

(2)	Reflects net performance fees as a percentage of gross performance fees.

(3)
Total fees, comprised of management fees and performance fees, excluding the effect of consolidated Funds were $884.5 million for the year ended December 31, 2017, $662.5 million for the year ended December 31, 2016, and $650.9 million (or $699.0 million including the non-recurring performance fee) for the year ended December 31, 2015.

Year ended December 31, 2017 compared to year ended December 31, 2016:    Performance fees increased $23.9 million, or 919.2%, from $2.6 million for the year ended December 31, 2016 to $26.5 million for the year ended December 31, 2017. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods. The increase was primarily attributable to a performance fee earned on an alternative product in the second quarter and strong performance from global/non-U.S. equity for the fourth quarter.
Year ended December 31, 2016 compared to year ended December 31, 2015:    Performance fees decreased $(59.2) million, or (95.8)% from $61.8 million for the year ended December 31, 2015 to $2.6 million for the year ended December 31, 2016. In the second quarter of 2015, we recorded a non-recurring gross performance fee of $48.1 million related to the sale and liquidation of a fund that resulted in a significant gain to the investor from the initial investment. The unique characteristics of this fee, including its size and the exceptional investment performance of the underlying product, is particular to this liquidated fund and it therefore is unrepresentative of our recurring economics. Excluding the non-recurring performance fee received in the second quarter of 2015, performance fees decreased $(11.1) million, or (81.0)% from $13.7 million for the year ended December 31, 2015 to $2.6 million for the year ended December 31, 2016. This decrease is a result of under-performance versus investment benchmarks and management fee adjustments, including net downward performance fee adjustments based on investment performance versus benchmark in separate accounts/other products. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of December 31, 2017.

Other Revenue
Year ended December 31, 2017 compared to year ended December 31, 2016:    Other revenue increased $0.3 million, or 33.3%, from $0.9 million for the year ended December 31, 2016 to $1.2 million for the year ended December 31, 2017. The increase was primarily due to consulting services offered by an Affiliate in 2017.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
($ in millions)	2017	2016	2015
Fixed compensation and benefits(1)	$172.9	$146.4	$134.2
Sales-based compensation(2)	18.6	17.2	19.7
Compensation related to restructuring expenses(3)	—	—	0.6
Variable compensation(4)	252.2	172.7	201.0
Affiliate key employee distributions(5)	73.1	41.7	38.8
Non-cash Affiliate key employee equity revaluations(6)(7)	95.4	(7.1)	18.5
Acquisition-related consideration and pre-acquisition employee equity(8)	70.6	26.5	—
Total U.S. GAAP compensation and benefits expense	$682.8	$397.4	$412.8

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the year ended December 31, 2017, $172.4 million of fixed compensation and benefits (of the $172.9 million above) is included within economic net income, which excludes the compensation and benefits associated with the CEO transition costs.

(2)
Sales-based compensation is paid to our and our Affiliates’ sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management and market-based movement in both current and prior periods.

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

	Years ended December 31,
($ in millions)	2017	2016	2015
Cash variable compensation	$226.5	$147.5	$177.2
Non-cash equity-based award amortization	25.7	25.2	23.8
Total variable compensation(a)(b)	$252.2	$172.7	$201.0

(a)
For the year ended December 31, 2017, $243.4 million of variable compensation expense (of the $252.2 million above) is included within economic net income, which excludes the variable compensation associated with the CEO transition costs.

(b)
For the year ended December 31, 2015, $174.0 million of variable compensation expense (of the $201.0 million above) is included within economic net income variable compensation, which separates the variable compensation attributable to the non-recurring performance fee.

(5)
Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates with tiered equity structures, OMUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates.

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

(7)
Included in non-cash Affiliate key employee equity revaluations are revaluations as a result of the Landmark transaction related to contingent consideration amounting to $25.9 million for the year ended December 31, 2017 and $0.0 million for the year ended December 31, 2016, along with the revaluations of Landmark employee equity owned pre-acquisition amounting to $24.3 million for the year ended December 31, 2017 and $(0.5) million for the year ended December 31, 2016.

(8)
Acquisition-related consideration and pre-acquisition employee equity represents the amortization of acquisition-related contingent consideration created as a result of the Landmark transaction amounting to $37.1 million for the year ended December 31, 2017 and $13.9 million for the year ended December 31, 2016, along with the amortization of employee equity owned pre-acquisition amounting to $33.5 million for the year ended December 31, 2017 and $12.6 million for the year ended December 31, 2016. These items have been included in U.S. GAAP compensation expense as a result of ongoing service requirements for employee recipients.

Fluctuations in compensation and benefits expense for the periods presented are discussed below.
Year ended December 31, 2017 compared to year ended December 31, 2016:    Compensation and benefits expense increased $285.4 million, or 71.8%, from $397.4 million for the year ended December 31, 2016 to $682.8 million for the year ended December 31, 2017. Fixed compensation and benefits increased $26.5 million, or 18.1%, from $146.4 million for the year ended December 31, 2016 to $172.9 million for the year ended December 31, 2017. This increase reflects the effect of the Landmark acquisition as well as new hires, CEO succession, and annual cost of living increases. Variable compensation increased $79.5 million, or 46.0%, from $172.7 million for the year ended December 31, 2016 to $252.2 million for the year ended December 31, 2017 due to the higher pre-variable compensation earnings, in part reflecting the effect of the Landmark transaction as well as severance paid to our former CEO and former Head of Global Distribution. Sales-based compensation increased $1.4 million, or 8.1%, from $17.2 million for the year ended December 31, 2016 to $18.6 million for the year ended December 31, 2017, as a result of the structure of sales-based compensation due to the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $31.4 million, or 75.3%, from $41.7 million for the year ended December 31, 2016 to $73.1 million for the year ended December 31, 2017 as a result of higher underlying operating earnings, the levered structure of distributions at certain Affiliates, and the effect of the Landmark transaction, as Landmark employees own 40% of their business. Revaluations of Affiliate equity increased $102.5 million, reflecting revaluations of key employee ownership interests at certain Affiliates, and Landmark in particular, as the value of Affiliate equity decreased $(7.1) million for the year ended December 31, 2016 and increased $95.4 million for the year ended December 31, 2017. Acquisition-related consideration and pre-acquisition equity was $70.6 million for the year ended December 31, 2017 an increase of $44.1 million, or 166.4% compared to $26.5 million for the year ended December 31, 2016, and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements. The increase in compensation resulting from the amortization of acquisition-related consideration and pre-acquisition employee equity, as well as the non-cash Affiliate key employee equity revaluations and increased variable compensation, all of which were impacted by the Landmark transaction, were the primary reasons for the reduction of our U.S. GAAP operating margin.

Year ended December 31, 2016 compared to year ended December 31, 2015:    Compensation and benefits expense decreased $(15.4) million, or (3.7)%, from $412.8 million for the year ended December 31, 2015 to $397.4 million for the year ended December 31, 2016. Fixed compensation and benefits increased $12.2 million, or 9.1%, from $134.2 million for the year ended December 31, 2015 to $146.4 million for the year ended December 31, 2016. This increase reflects the effect of the Landmark acquisition as well as new hires and annual cost of living increases. Variable compensation decreased $(28.3) million, or (14.1)%, from $201.0 million for the year ended December 31, 2015 to $172.7 million for the year ended December 31, 2016, primarily due to the variable compensation associated with the non-recurring performance fee in 2015. Variable compensation excluding the non-recurring performance fee decreased $(1.3) million, or (0.7)%, from $174.0 million for the year ended December 31, 2015, to $172.7 million for the year ended December 31, 2016, which was attributable to lower pre-variable compensation earnings exclusive of the 2015 non-recurring performance fee, partially offset by the positive earnings impact of Landmark. Sales-based compensation decreased $(2.5) million, or (12.7)%, from $19.7 million for the year ended December 31, 2015 to $17.2 million for the year ended December 31, 2016, as a result of the timing and structure of sales-based compensation due. Affiliate key employee distributions increased $2.9 million, or 7.5%, from $38.8 million for the year ended December 31, 2015 to $41.7 million for the year ended December 31, 2016 primarily as a result of the Landmark transaction (as Landmark employees own 40% of their business), offset by lower earnings before Affiliate key employee distributions. Revaluations of Affiliate equity decreased $(25.6) million, reflecting revaluations of key employee ownership interests at certain Affiliates, as the value of Affiliate equity increased $18.5 million for the year ended December 31, 2015 and decreased $(7.1) million for the year ended December 31, 2016. Acquisition-related consideration and pre-acquisition equity was $26.5 million for the year ended December 31, 2016 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements.
General and Administrative Expense
Year ended December 31, 2017 compared to year ended December 31, 2016:    General and administrative expense increased $14.6 million, or 14.9%, from $98.3 million for the year ended December 31, 2016 to $112.9 million for the year ended December 31, 2017. The increases in general and administrative expenses primarily reflect new initiatives and the impact of Landmark, offset by efficiencies of scale.
Year ended December 31, 2016 compared to year ended December 31, 2015:    General and administrative expense increased $10.1 million, or 11.5%, from $88.2 million for the year ended December 31, 2015 to $98.3 million for the year ended December 31, 2016, driven by systems costs, new initiatives and the impact of Landmark.
Amortization of Acquired Intangibles Expense
Year ended December 31, 2017 compared to year ended December 31, 2016:    Amortization of acquired intangibles expense increased $4.0 million, or 153.8%, from $2.6 million for the year ended December 31, 2016 to $6.6 million for the year ended December 31, 2017. The increase reflects the amortization of intangible assets acquired in the Landmark transaction.
Year ended December 31, 2016 compared to year ended December 31, 2015:   Amortization of acquired intangibles expense increased from $0.2 million for the year ended December 31, 2015 to $2.6 million for the year ended December 31, 2016. Upon acquiring Landmark, the Company recorded $85.0 million of definite-lived intangible assets, the amortization of which is reflected in the 2016 activity.

Depreciation and Amortization Expense
Year ended December 31, 2017 compared to year ended December 31, 2016:    Depreciation and amortization expense increased $2.3 million, or 24.5%, from $9.4 million for the year ended December 31, 2016 to $11.7 million for the year ended December 31, 2017. The increase was primarily related to additional fixed asset and technology investments in the business.
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
In the year ended December 31, 2017, we recorded $51.8 million of income associated with the revaluation of our DTA deed with OM plc, discussed further in “—U.S. GAAP Income Tax Expense” below.
Investment Income
Year ended December 31, 2017 compared to year ended December 31, 2016:    Investment income increased $10.2 million, or 59.3%, from $17.2 million for the year ended December 31, 2016 to $27.4 million for the year ended December 31, 2017, primarily due to higher returns on seed capital investments following the purchase of approximately $40 million in seed capital from OM plc in September 2016 and approximately $63 million in July 2017, somewhat offset by lower earnings from our equity-accounted Affiliates which decreased $(0.6) million, or (4.0)%, from $15.1 million for the year ended December 31, 2016 to $14.5 million for the year ended December 31, 2017. In August 2017, the Company agreed in principle to sell its stake in Heitman LLC to Heitman’s management. Pursuant to this term sheet, the Company entered into a redemption agreement on November 17, 2017. Heitman continued to contribute to the Company’s financial results of operations through November 30, 2017 and the transaction closed on January 5, 2018.  Heitman contributed $12.0 million of our investment income in 2017 and $12.6 million in 2016.
Year ended December 31, 2016 compared to year ended December 31, 2015:    Investment income increased $4.2 million, or 32.3%, from $13.0 million for the year ended December 31, 2015 to $17.2 million for the year ended December 31, 2016, primarily due to higher earnings on equity-accounted Affiliates which increased $2.4 million, or 18.9%, from $12.7 million for the year ended December 31, 2015 to $15.1 million for the year ended December 31, 2016, combined with higher returns on co-investments and seed capital investments following the purchase of approximately $40 million in seed capital from OM plc in September 2016.
Interest Income
Year ended December 31, 2017 compared to year ended December 31, 2016:    Interest income increased $0.4 million, or 100.0%, from $0.4 million for the year ended December 31, 2016 to $0.8 million for the year ended December 31, 2017, principally due to higher average cash balances in 2017.
Year ended December 31, 2016 compared to year ended December 31, 2015:    Interest income increased $0.2 million, or 100.0% from $0.2 million for the year ended December 31, 2015 to $0.4 million for the year ended December 31, 2016, principally due to higher average cash balances for a portion of the year.

Interest Expense
Year ended December 31, 2017 compared to year ended December 31, 2016:    Interest expense increased $13.2 million, or 116.8%, from $11.3 million for the year ended December 31, 2016 to $24.5 million for the year ended December 31, 2017, reflecting a full year of interest expense in 2017 and a partial year of interest expense in 2016 related to the issuance of $400 million in long-term bonds in July 2016.
Year ended December 31, 2016 compared to year ended December 31, 2015:    Interest expense increased $8.2 million, or 264.5%, from $3.1 million for the year ended December 31, 2015 to $11.3 million for the year ended December 31, 2016, reflecting the issuance of $400 million in long-term bonds in July 2016.
U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted by changes in reserves for uncertain tax positions, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements.  In addition, tax law changes in both the U.S. and U.K. have significantly influenced the effective tax rate in the fourth quarter of 2017.  Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate.
Year ended December 31, 2017 compared to year ended December 31, 2016:    Income tax expense increased $92.0 million, or 225.5%, from $40.8 million for the year ended December 31, 2016 to $132.8 million for the year ended December 31, 2017. The increase relates primarily to the tax impacts associated with the 2017 enactment of the Tax Act. As a result of the enactment, we have recognized a tax charge of $122.7 million, predominately relating to the revaluation of our deferred tax assets to the reduced federal corporate tax rate of 21% which resulted in a one-time tax charge of $121.1 million. Additionally, the U.K. Finance (No.2) Bill, which was enacted on November 20, 2017, resulted in the loss of interest deductions in the U.K. as of the effective date of July 13, 2017 and had the effect of increasing our effective tax rate in the fourth quarter of 2017. The reduction of our deferred tax asset as a result of the Tax Act also caused a $51.8 million adjustment to our DTA Deed with OM plc, reflected in income from continuing operations before tax. This adjustment to the DTA Deed is not subject to U.K. tax, consequently having the effect of reducing our effective tax rate. The increase in tax expense from the Tax Act was reduced by the tax effect of decreases in income from continuing operations before tax, a favorable effective tax rate on the earnings from our seed capital investments and adjustments to uncertain tax positions. In 2016 the adjustment for uncertain tax positions increased income tax expense and in 2017 the adjustments to uncertain tax positions, primarily reflecting the expiration of the statute of limitations, decreased income tax expense. The effective tax rate increased to 93.5% for the year ended December 31, 2017 from 25.3% for the year ended December 31, 2016 primarily due to the tax charge associated with the Tax Act.
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

U.S. GAAP Consolidated Funds
Year ended December 31, 2017 compared to year ended December 31, 2016:   Consolidated Funds’ revenue increased $1.6 million from $0.1 million for the year ended December 31, 2016 to $1.7 million for the year ended December 31, 2017. Consolidated Funds expense increased $2.2 million, from $0.2 million for the year ended December 31, 2016 to $2.4 million for the year ended December 31, 2017. Consolidated Funds’ investment gain (loss) increased $16.6 million from $(1.1) million for the year ended December 31, 2016 to $15.5 million for the year ended December 31, 2017. The increases in consolidated Funds revenue, expense and investment gain were all due to a greater number of Funds consolidated in 2017 which in turn was reflective of higher levels of seed and co-investment capital deployed on our balance sheet in 2017 in large part due to the purchase of seed capital from OM plc in September 2016 and July 2017.
Year ended December 31, 2016 compared to year ended December 31, 2015: There were no gains or losses recorded in 2015, as there were no Funds which required consolidation during that year. Funds consolidation for the year ended December 31, 2016 reflected consolidated Funds revenue of $0.1 million, consolidated Funds expense of $0.2 million and consolidated Funds investment gain (loss) of $(1.1) million. There was no income or loss attributable to non-controlling interests of consolidated Funds in the year ended December 31, 2015.
Discontinued Operations
Gains on disposal in 2015 and 2016 represents additional proceeds received, net of tax, for previously disposed-of lines of business.
Year ended December 31, 2017 compared to year ended December 31, 2016:   All of our discontinued operations were wound down, sold, or transferred to OM plc prior to 2016 and there were no results from discontinued operations in either the year ended December 31, 2016 or December 31, 2017.  Gain (loss) on disposal, net of tax decreased $(6.3) million, from a gain on disposal of $6.2 million for the year ended December 31, 2016 to a loss on disposal of $(0.1) million for the year ended December 31, 2017.
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

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the years ended December 31, 2017, 2016 and 2015. In the years ended December 31, 2017 and 2016, certain Funds have been consolidated due to our seed capital or co-investments in the Funds, including seed capital investments purchased from OM plc. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Years ended December 31,
($ in millions)	2017	2016	2015
Numerator: Operating income	$71.0	$155.6	$191.2
Denominator: Total revenue	$887.4	$663.5	$699.3
U.S. GAAP operating margin(1)	8.0%	23.5%	27.3%

Numerator: Total operating expenses(2)	$814.0	$507.7	$508.1
Denominator: Management fee revenue	$858.0	$659.9	$637.2
U.S. GAAP operating expense / management fee revenue(3)	94.9%	76.9%	79.7%

Numerator: Variable compensation	$252.2	$172.7	$201.0
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$397.0	$370.1	$431.0
U.S. GAAP variable compensation ratio(3)	63.5%	46.7%	46.6%

Numerator: Affiliate key employee distributions	$73.1	$41.7	$38.8
Denominator: Operating income before Affiliate key employee distributions(2)(3)(5)(6)	$144.8	$197.4	$230.0
U.S. GAAP Affiliate key employee distributions ratio(3)	50.5%	21.1%	16.9%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin would be 8.1% for the year ended December 31, 2017, 23.5% for the year ended December 31, 2016, and 27.3% for the year ended December 31, 2015.

(2)
Excludes consolidated Funds expense of $2.4 million for the year ended December 31, 2017 and $0.2 million for the year ended December 31, 2016. We did not consolidate results from operations of any Funds in the year ended December 31, 2015.

(3)	Excludes the effect of Funds consolidation for the years ended December 31, 2017 and 2016. We did not consolidate results from operations of any Funds in the year ended December 31, 2015.

(4)
Excludes consolidated Funds revenue of $1.7 million for the year ended December 31, 2017 and $0.1 million for the year ended 2016. We did not consolidate results from operations of any Funds in the year ended December 31, 2015.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Years ended December 31,
($ in millions)	2017	2016	2015
Operating income	$71.0	$155.6	$191.2
Affiliate key employee distributions	73.1	41.7	38.8
Operating loss of consolidated Funds	0.7	0.1	—
Operating income before Affiliate key employee distributions	$144.8	$197.4	$230.0
Variable compensation	252.2	172.7	201.0
Operating income before variable compensation and Affiliate key employee distributions	$397.0	$370.1	$431.0
Effects of Inflation
For the years ended December 31, 2017, 2016, and 2015, inflation did not have a material effect on our consolidated results of operations.
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
ENI is an important measure to investors because it is used by the Company to make resource allocation decisions, determine appropriate levels of investment or dividend payout, manage balance sheet leverage, determine Affiliate variable compensation and equity distributions, and incentivize management. It is also an important measure because it assists management in evaluating our operating performance and is presented in a way that most closely reflects the key elements of our profit share operating model with our Affiliates. For a further discussion of how we use ENI and why ENI is useful to investors, see “—Overview—How We Measure Performance.” We have also added additional explanatory language to item (ii) in light of the treatment of a portion of the purchase price and non-controlling interests from Landmark Partners as compensation for U.S. GAAP purposes.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2017, 2016 and 2015
The following table reconciles net income attributable to controlling interests to economic net income for the years ended December 31, 2017, 2016 and 2015:

		Years ended December 31,
($ in millions)		2017	2016	2015
U.S. GAAP net income attributable to controlling interests		$4.2	$126.4	$155.5
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations(1)	95.4	(7.1)	18.5
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity(2)	77.2	29.1	0.2
iii.	Capital transaction costs	—	6.4	2.3
iv.	Seed/Co-investment (gains) losses and financings(3)	(17.3)	1.4	(0.3)
v.	Tax benefit of goodwill and acquired intangibles deductions	8.7	5.0	2.5
vi.	Discontinued operations and restructuring(4)	11.0	(6.2)	(0.2)
vii.	ENI tax normalization(5)	68.6	2.1	(8.8)
Tax effect of above adjustments(6)		(66.9)	(12.0)	(8.6)
Economic net income (including the non-recurring performance fee)		180.9	145.1	161.1
Non-recurring performance fee, net(7)		—	—	(11.4)
Economic net income, excluding the non-recurring performance fee		$180.9	$145.1	$149.7

(1)
Included in non-cash key employee-owned equity and profit interest revaluations are revaluations as a result of the Landmark transaction related to contingent consideration amounting to $25.9 million for the year ended December 31, 2017 and $0.0 million for the year ended December 31, 2016, along with revaluations of Landmark employee equity owned pre-acquisition amounting to $24.3 million for the year ended December 31, 2017 and $(0.5) million for the year ended December 31, 2016.

(2)
Acquisition-related consideration and pre-acquisition employee equity includes the amortization of acquisition-related contingent consideration created as a result of the Landmark transaction amounting to $37.1 million for the year ended December 31, 2017 and $13.9 million for the year ended December 31, 2016. It also includes the value of employee equity owned pre-acquisition amounting to $33.5 million for the year ended December 31, 2017 and $12.6 million for the year ended December 31, 2016.

The table below summarizes the Landmark-related components included in items (i) and (ii) of the above reconciliation:

	Years ended December 31,
($ in millions)	2017	2016	2015
Landmark contingent consideration	$63.0	$13.9	$—
Landmark pre-acquisition employee equity	57.8	12.1	—
Landmark-related total	120.8	26.0	—
Other Affiliate equity and amortization of intangible assets	51.8	(4.0)	18.7
Total	$172.6	$22.0	$18.7

(3)	The net return on seed/co-investment (gains) losses and financings for the years ended December 31, 2017, 2016, and 2015 are shown in the following table.

	Years ended December 31,
($ in millions)	2017	2016	2015
Seed/Co-investment (gains) losses	$(22.2)	$(1.1)	$(0.3)
Financing costs:
Seed/Co-investment average balance	88.9	64.4	12.3
Blended interest rate*	5.5%	3.9%	1.5%
Financing costs	4.9	2.5	—
Net seed/co-investment (gains) losses and financing	$(17.3)	$1.4	$(0.3)

* Prior to the July 2016 bond issuances, the blended interest rate was based on our interest rate on our revolving credit facility. Subsequent to the 2016 bond issuance and the establishment of our non-recourse seed capital facility in July 2017, the blended rate is based first on the interest rate paid on our non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(4)
Included in restructuring for the year ended December 31, 2017 is $1.0 million related to the Heitman transaction and $9.8 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits, $8.8 million of variable compensation and $0.5 million of recruiting costs.

(5)	Includes $51.8 million in the year ended December 31, 2017 related to the revaluation of the Deferred Tax Asset Deed with OM plc offset by the $122.7 million impact of the Tax Act.

(6)
Reflects the sum of line items i, ii, iii, iv and the restructuring portion of line item vi taxed at the 40.2% U.S. statutory rate (including state tax). The restructuring portion of line item vi amounted to $10.8 million for the year ended December 31, 2017, $0.0 million for the year ended December 31, 2016 and $0.5 million for the year ended December 31, 2015.

(7)
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

ENI Revenues
The following table reconciles U.S. GAAP Revenue to ENI Revenue for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
($ in millions)	2017	2016	2015
U.S. GAAP Revenue	$887.4	$663.5	$699.3
Include investment return from equity-accounted Affiliates	14.5	15.1	12.7
Exclude the non-recurring performance fee	—	—	(48.1)
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.7)	(0.1)	—
Other reconciling items	0.5	—	—
ENI Revenue	$900.7	$678.5	$663.9
The following table identifies the components of ENI revenue:

	Years ended December 31,
($ in millions)	2017	2016	2015
Management fees(1)	$858.0	$659.9	$637.2
Performance fees (excluding the non-recurring performance fee)(2)	26.5	2.6	13.7
Other income, including equity-accounted Affiliates(3)	16.2	16.0	13.0
ENI Revenue	$900.7	$678.5	$663.9

(1)	ENI management fees correspond to U.S. GAAP management fees.

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

	Years ended December 31,
($ in millions)	2017	2016	2015
U.S. GAAP performance fees	$26.5	$2.6	$61.8
Less: non-recurring performance fee	—	—	(48.1)
ENI performance fees	$26.5	$2.6	$13.7

(3)
ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $14.5 million for the year ended December 31, 2017, $15.1 million for the year ended December 31, 2016 and $12.7 million for the year ended December 31, 2015.

	Years ended December 31,
($ in millions)	2017	2016	2015
U.S. GAAP other revenue	$1.2	$0.9	$0.3
Investment return from equity-accounted Affiliates(a)	14.5	15.1	12.7
Other reconciling items	0.5	—	—
ENI other income	$16.2	$16.0	$13.0

(a)	Includes income from Heitman of $12.0 million for the year ended December 31, 2017, $12.6 million for the year ended December 31, 2016 and $10.2 million for the year ended December 31, 2015.
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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
($ in millions)	2017	2016	2015
U.S. GAAP operating expense	$816.4	$507.9	$508.1
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(70.6)	(26.5)	—
Non-cash Affiliate key employee equity and profit interest revaluations	(95.4)	7.1	(18.5)
Amortization of acquired intangible assets	(6.6)	(2.6)	(0.2)
Capital transaction costs	—	(6.4)	(2.3)
Restructuring costs(1)	(10.8)	—	(0.5)
Other items excluded from ENI(2)	—	0.1	(1.6)
Funds’ operating expenses	(2.4)	(0.2)	—
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(3)(4)	(243.4)	(172.7)	(201.0)
Affiliate key employee distributions	(73.1)	(41.7)	(38.8)
ENI operating expense	$314.1	$265.0	$245.2

(1)
Included in restructuring for the year ended December 31, 2017 is $1.0 million related to the Heitman transaction and $9.8 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits, $8.8 million of variable compensation and $0.5 million of recruiting costs.

(2)	Other items primarily include capital transaction costs and expenses (excluding variable compensation) associated with the non-recurring performance fee in 2015.

(3)
For the year ended December 31, 2017, $252.2 million of variable compensation expense is included within U.S. GAAP net income, which includes variable compensation associated with the CEO transition costs presented in “Restructuring costs” in this table.

(4)
For the year ended December 31, 2015, $174.0 million of variable compensation expense (of the $201.0 million) is included within economic net income, which excludes the revenue and the variable compensation attributable to the non-recurring performance fee.

The following table identifies the components of ENI operating expense:

	Years ended December 31,
($ in millions)	2017	2016	2015
Fixed compensation & benefits(1)	$172.4	$146.4	$133.2
General and administrative expenses(2)	129.9	109.2	105.1
Depreciation and amortization	11.8	9.4	6.9
ENI operating expense	$314.1	$265.0	$245.2

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the years ended December 31, 2017, 2016 and 2015 to ENI fixed compensation and benefits expense:

	Years ended December 31,
($ in millions)	2017	2016	2015
Total U.S. GAAP compensation expense	$682.8	$397.4	$412.8
Acquisition-related consideration and pre-acquisition employee equity	(70.6)	(26.5)	—
Non-cash key employee equity and profit interest revaluations excluded from ENI	(95.4)	7.1	(18.5)
Sales-based compensation reclassified to ENI general & administrative expenses	(18.6)	(17.2)	(19.7)
Affiliate key employee distributions	(73.1)	(41.7)	(38.8)
Compensation related to restructuring expenses(a)	(9.3)	—	—
Variable compensation(b)	(243.4)	(172.7)	(201.0)
Other adjustments(c)	—	—	(1.6)
ENI fixed compensation and benefits	$172.4	$146.4	$133.2

(a)
Compensation related to restructuring for the year ended December 31, 2017 are comprised of $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation associated with the CEO transition.

(b)
For the year ended December 31, 2015, $174.0 million of variable compensation expense (of the $201.0 million above) is included within economic net income, which excludes the revenue and the variable compensation attributable to the non-recurring performance fee.

(c)	Includes compensation related to restructuring expenses and fixed compensation and benefits associated with the non-recurring performance fee in 2015.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Years ended December 31,
($ in millions)	2017	2016	2015
U.S. GAAP general and administrative expense	$112.9	$98.3	$88.2
Sales-based compensation	18.6	17.2	19.7
Capital transaction costs	—	(6.4)	(2.3)
Restructuring(a)	(1.5)	—	—
Additional ENI adjustments(b)	(0.1)	0.1	(0.5)
ENI general and administrative expense	$129.9	$109.2	$105.1

(a)	Reflects $1.0 million related to the Heitman transaction and $0.5 million of CEO recruiting costs.

(b)	Additional ENI adjustments in 2015 primarily include expenses (excluding compensation) associated with the non-recurring performance fee.
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the years ended December 31, 2017, 2016 and 2015. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Years ended December 31,
($ in millions)	2017	2016	2015
Numerator: ENI operating earnings(1)	$343.2	$240.8	$244.7
Denominator: ENI revenue	$900.7	$678.5	$663.9
ENI operating margin(2)	38.1%	35.5%	36.9%

Numerator: ENI operating expense	$314.1	$265.0	$245.2
Denominator: ENI management fee revenue(3)	$858.0	$659.9	$637.2
ENI operating expense ratio(4)	36.6%	40.2%	38.5%

Numerator: ENI variable compensation(5)	$243.4	$172.7	$174.0
Denominator: ENI earnings before variable compensation(1)(6)	$586.6	$413.5	$418.7
ENI variable compensation ratio(7)	41.5%	41.8%	41.6%

Numerator: Affiliate key employee distributions	$73.1	$41.7	$38.9
Denominator: ENI operating earnings(1)	$343.2	$240.8	$244.7
ENI Affiliate key employee distributions ratio(8)	21.3%	17.3%	15.9%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income (loss) to ENI operating earnings:

	Years ended December 31,
($ in millions)	2017	2016	2015
U.S. GAAP operating income	$71.0	$155.6	$191.2
Include investment return on equity-accounted Affiliates	14.5	15.1	12.7
Exclude the impact of:
Non-recurring performance fee	—	—	(48.1)
Affiliate key employee-owned equity and profit interest revaluations	95.4	(7.1)	18.5
Amortization of acquired intangible assets, acquisition-related consideration	77.2	29.1	0.2
Capital transaction costs	—	6.4	2.3
Restructuring costs(a)	10.8	—	0.5
Other(b)	0.5	(0.1)	1.6
Affiliate key employee distributions	73.1	41.7	38.8
Variable compensation(c)	243.4	172.7	201.0
Funds’ operating (income) loss	0.7	0.1	—
ENI earnings before variable compensation	586.6	413.5	418.7
Less: ENI variable compensation(d)	(243.4)	(172.7)	(174.0)
ENI operating earnings	343.2	240.8	244.7
Less: ENI Affiliate key employee distributions	(73.1)	(41.7)	(38.9)
ENI earnings after Affiliate key employee distributions	$270.1	$199.1	$205.8

(a)
Included in restructuring for the year ended December 31, 2017 is $1.0 million related to the Heitman transaction and $9.8 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits, $8.8 million of variable compensation and $0.5 million of recruiting costs.

(b)	Other items in 2015 primarily include expenses (excluding variable compensation) associated with the non-recurring performance fee.

(c)
For the year ended December 31, 2017, $252.2 million of variable compensation expense is included within U.S. GAAP net income, which includes variable compensation associated with the CEO transition costs presented in “Restructuring costs” in this table.

(d)
For the year ended December 31, 2015, $174.0 million of variable compensation expense is included within economic net income which excludes the revenue and the variable compensation attributable to the non-recurring performance fee.

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds) of 8.1% for the year ended December 31, 2017, 23.5% for the year ended December 31, 2016 and 27.3% for the year ended December 31, 2015.

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

(4)
The ENI operating expense ratio is used by management and is useful to investors to evaluate the level of operating expense as measured against our recurring management fee revenue. We have provided this ratio since many operating expenses, including fixed compensation and benefits and general and administrative expense, are generally linked to the overall size of the business. We track this ratio as a key measure of scale economies at OMAM because in our profit sharing economic model, scale benefits both the Affiliate employees and OMAM shareholders. The ENI operating expense ratio is most comparable to the U.S. GAAP operating expense / management fee revenue ratio.

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

(8)
The ENI Affiliate key employee distribution ratio is used by management and is useful to investors to evaluate Affiliate key employee distributions as measured against our ENI operating earnings. Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates with tiered equity structures, OMUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates. The ENI Affiliate key employee distributions ratio is most comparable to the U.S. GAAP Affiliate key employee distributions ratio.

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income. All amounts are shown excluding the 2015 non-recurring performance fee:

	Years ended December 31,
($ in millions)	2017	2016	2015
Pre-tax economic net income(1)	$251.3	$190.7	$203.5
Intercompany interest expense deductible for U.S. tax purposes	(78.4)	(74.0)	(71.0)
Taxable economic net income	172.9	116.7	132.5
Taxes at the U.S. federal and state statutory rates(2)	(69.5)	(46.9)	(53.3)
Other reconciling tax adjustments	(0.9)	1.3	(0.5)
Tax on economic net income	(70.4)	(45.6)	(53.8)
Add back intercompany and OM plc interest expense previously excluded	78.4	74.0	71.0
Economic net income, excluding the non-recurring performance fee	$180.9	$145.1	$149.7
Economic net income effective tax rate(3)	28.0%	23.9%	26.4%

(1)	Excludes the impact of the non-recurring performance fee and includes interest income and third party ENI interest expense, as shown in the following table:

	Years ended December 31,
($ in millions)	2017	2016	2015
U.S. GAAP interest income	$0.8	$0.4	$0.2
U.S. GAAP interest expense	(24.5)	(11.3)	(3.1)
U.S. GAAP net interest expense	(23.7)	(10.9)	(2.9)
Other ENI interest expense exclusions(a)	4.9	2.5	0.6
ENI net interest income (expense)	(18.8)	(8.4)	(2.3)
ENI earnings after Affiliate key employee distributions(b)	270.1	199.1	205.8
Pre-tax economic net income	$251.3	$190.7	$203.5

(a)
Other ENI interest expense exclusions in 2017 and 2016 represent cost of financing on seed capital and co-investments and in 2015 represent a portion of the treasury rate lock hedge loss that was reclassified from shareholders’ equity to interest expense.

(b)
ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income to ENI earnings after Affiliate key employee distributions, excluding the impact of the non-recurring performance fee.

(2)	Taxed at U.S. Federal and State statutory rate of 40.2%

(3)	The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.
As a result of the enactment of the Tax Act, we expect our effective ENI tax rate to decrease from approximately 32% in 2018 to between 23% and 24% and our U.S. aggregate marginal tax rate to decrease from 39% to 26%.

Capital Resources and Liquidity
Working Capital and Long-Term Debt
The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude the non-controlling interest portion of consolidated Funds:

	Years ended December 31,
($ in millions)	2017	2016	2015
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$186.3	$101.9	$135.9
Investment advisory fees receivable	208.3	163.7	151.8
Investments	101.9	42.5	—
Total current assets	496.5	308.1	287.7
Current liabilities
Accounts payable and accrued expenses	54.9	45.8	45.7
Accrued short-term incentive compensation	186.1	132.3	134.0
Other short-term liabilities(2)	45.2	95.0	1.8
Total current liabilities	286.2	273.1	181.5
Working Capital	$210.3	$35.0	$106.2
Long-term notes payable and other debt	$426.3	$392.3	$90.0

(1)	Excludes the non-controlling interest portion of consolidated Funds.

(2)
Excluded from other short-term liabilities for each of the years presented is an income tax reserve relating to net operating losses that does not represent a current obligation of the Company. Puts related to Affiliate equity and profits interests are also excluded on a short-term basis because they are funded through recycling. Included within other short-term liabilities are payments due to OM plc under the Deferred Tax Asset Deed, as amended, that are due within twelve months.

Working capital is defined as current assets less current liabilities, excluding the non-controlling interest portion of consolidated Funds. Our net working capital has been positive over the past several years and was $210.3 million at December 31, 2017. Our most significant current liabilities have been accounts payable and accrued compensation expense. Total current liabilities at December 31, 2017 also includes $45.2 million payable to OM plc within twelve months under the Deferred Tax Asset Deed, as amended. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at each Affiliate at a sufficient level to meet short-term operational needs. Periodic distributions of Affiliate earnings to OMUS and Affiliate key employee equity holders are made according to respective Affiliate distribution policies, with OMUS having the ability to access any surplus cash at each Affiliate as necessary during interim periods.

Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

	Amounts outstanding at
($ in millions)	December 31, 2017	December 31, 2016	Interest rate	Maturity
Long-term debt of OMAM, net of issuance costs
Third party obligations:
Revolving credit facility	$—	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
Non-recourse seed capital facility	33.5	—	LIBOR + 1.55% plus 0.95% commitment fee	January 17, 2019
Long-term bonds:
4.80% Senior Notes Due 2026	271.9	271.6	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	120.9	120.7	5.125%	August 1, 2031
Total long-term debt	$426.3	$392.3
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
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At December 31, 2017, our ratio of third party borrowings to trailing twelve months Adjusted EBITDA was 1.4x and our interest coverage ratio was 11.5x.
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

Non-Recourse Seed Capital Facility
In July 2017, we purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. We financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by our seed capital holdings. We entered into this facility as of July 17, 2017, and may borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the seed capital collateral. At December 31, 2017, amounts outstanding under this non-recourse seed capital facility amounted to $33.5 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the revolving credit facility.
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
Other Long-term Liabilities
Other long-term liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	Years ended December 31,
($ in millions)	2017	2016
Share-based payments liability	$188.8	$53.7
Affiliate profit interests liability	195.0	159.2
Employee equity	383.8	212.9
Voluntary deferral plan liability	95.1	78.0
Non-current compensation payable	0.1	0.1
Total	$479.0	$291.0

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
For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2018 annual meeting of shareholders incorporated herein by reference.
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Years ended December 31,
($ in millions)	2017	2016	2015
Cash provided by (used in)(1)(2)
Operating activities	$224.9	$123.9	$255.7
Investing activities	(10.8)	(284.3)	(62.7)
Financing activities	(129.8)	112.9	(230.6)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Our most significant uses of cash have included our acquisition of Landmark, third-party interest payments, payments made to OM plc under the Deferred Tax Asset Deed, seed capital purchased from OM plc, repurchases of shares, dividends, and compensation and general and administrative expenses for the Center.
Comparison for the Years Ended December 31, 2017, 2016 and 2015
Net cash provided by operating activities of continuing operations excluding consolidated Funds increased $101.0 million, or 81.5%, from $123.9 million for the year ended December 31, 2016 to $224.9 million for the year ended December 31, 2017. The increase was primarily due to higher amortization and revaluation of non-cash compensation awards and the net impact of the Tax Act, somewhat offset by higher gains on other investments.
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

Net cash (used in) investing activities of continuing operations excluding consolidated Funds consist primarily of investments in a new Affiliate in 2016, seed capital purchased from OM plc, purchases and sales of investment securities as part of our co-investment program and VDP, and purchases of fixed assets for use within our premises. Cash (used in) investing activities was $(10.8) million, $(284.3) million and $(62.7) million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash (used in) investing activities in 2016 primarily reflects disbursements of $(219.1) million, net of cash acquired, related to the Landmark acquisition. Net cash (used in) received from the (purchase) and sale of investments was $4.8 million, $(51.7) million and $(49.1) million for the years ended December 31, 2017, 2016 and 2015, respectively. Fluctuations are principally due to the timing of investments or redemptions of seed capital as well as acquisitions or disposals of real estate and timber assets in which we are co-investing. Net cash (used in) the purchase of fixed assets was $(13.7) million, $(13.5) million and $(13.0) million for the years ended December 31, 2017, 2016 and 2015, respectively.
Net cash provided by (used in) financing activities excluding consolidated Funds consists of share repurchases, payments made to OM plc, third-party borrowings and dividends paid. Cash provided by (used in) financing activities in 2017 was $(129.8) million and in 2016 was $112.9 million. We drew net $33.5 million against third party borrowings in 2017 and we borrowed net $302.1 million in 2016. In 2017 we made payments of $(50.4) million against amounts previously owed to OM plc (including $(45.6) million for the deferred tax arrangement and $(4.8) million for the co-investment arrangement), funded $(74.1) million for share repurchases, and paid out $(38.8) million in dividends. In 2016 we paid $(52.1) million against amounts previously owed to OM plc (including $(41.4) million for the deferred tax arrangement and $(10.7) million for the co-investment arrangement), $(98.6) million for share repurchases, and $(38.5) million in dividends. In 2015 we paid $(87.0) million against third party borrowings, $(104.9) million against amounts previously owed to OM plc (including $(37.0) million for the loan note, $(53.6) million for the deferred tax arrangement, and $(14.3) million for the co-investment arrangement) and $(38.7) million in dividends.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
($ in millions)	2017	2016	2015
Net income attributable to controlling interests	$4.2	$126.4	$155.5
Net interest expense(1)	23.7	10.8	2.3
Income tax expense (including tax expenses related to the non-recurring performance fee and discontinued operations)	132.7	44.8	47.2
Depreciation and amortization (including intangible assets and discontinued operations)	18.3	12.0	7.1
EBITDA	$178.9	$194.0	$212.1
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit-sharing interests	95.4	(7.1)	18.5
Amortization of acquisition-related consideration and pre-acquisition employee equity	70.6	26.5	—
EBITDA of discontinued operations attributable to controlling interests	0.2	(10.2)	(1.3)
(Gain) loss on seed and co-investments and investment changes attributable to controlling interests	(22.2)	(1.1)	(0.3)
Non-recurring performance fee before tax	—	—	(19.1)
Deferred tax asset deed revaluation	(51.8)	—	—
Restructuring costs(2)	10.8	—	0.5
Capital transaction costs	—	6.4	2.3
Adjusted EBITDA, excluding non-recurring performance fee	$281.9	$208.5	$212.7
ENI net interest expense to third parties	(18.8)	(8.4)	(2.3)
Depreciation and amortization	(11.8)	(9.4)	(6.9)
Tax on economic net income	(70.4)	(45.6)	(53.8)
Economic net income, excluding non-recurring performance fee	$180.9	$145.1	$149.7

(1)	Interest is shown net of interest incurred in 2015 related to the interest rate hedge.

(2)
Included in restructuring for the year ended December 31, 2017 is $1.0 million related to the Heitman transaction and $9.8 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits, $8.8 million of variable compensation and $0.5 million of recruiting costs.

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

Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, including our obligations under the amended Deferred Tax Asset Deed and the Landmark earn-out, as well as our day-to-day operations and future investment requirements. Refer to Note 10, Related Party Transactions in our Consolidated Financial Statements included in Item 8 herein, for additional information on the amended agreements with OM plc. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.
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
Off-Balance Sheet Obligations
Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interests in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, other than those described in “Contractual Obligations” as well as Note 6 to our Consolidated Financial Statements included in Item 8 herein, “Variable Interest Entities.”

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due by period
($ in millions)	Total	Less then 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Amounts due to OM plc(1)	$58.5	$45.2	$13.3	$—	$—
Non-recourse borrowings(2)	33.5	—	33.5	—	—
Other third party borrowings	400.0	—	—	—	400.0
Lease obligations(2)	52.7	11.8	21.3	14.9	4.7
Co-investment obligations	59.7	24.9	29.8	5.0	—
Other liabilities(3)	1.4	0.2	1.2	—	—
Maximum Affiliate equity and profits interests repurchase obligations(4)	384.2	21.6	182.6	47.6	132.4
Total contractual obligations	$990.0	$103.7	$281.7	$67.5	$537.1

(1)
Amounts due to OM plc are comprised of $45.2 million related to the deferred tax asset liability and $13.3 million related to co-investments. We entered into the Deferred Tax Asset Deed with OM plc in October 2014 and amended the agreement in June 2016. Following the passage of the Tax Act, we made adjustments to re-value the Deferred Tax Asset Deed. The continuation of certain protections provided by OM plc related to the realized tax benefit resulting from the Company's use of deferred tax assets remains unaffected.

(2)	Under the evergreen renewal option of the non-recourse seed capital facility, in January 2018 the maturity date of this facility was extended from July 2018 to January 2019.

(3)	Amounts are shown net of income from subleases and exclude transferred Affiliates.

(4)	Represents the mortgage on a building owned by an Affiliate.

(5)	Represents amortized amounts putable by Affiliate key employees. Includes amortized portion of Landmark’s contingent payment and employee equity owned pre-acquisition.
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
Our critical accounting policies are:

•	revenue recognition

•	compensation arrangements

•	share-based compensation

•	consolidation

•	fair value measurement

•	intangible assets

•	goodwill

•	earnings per share

•	income taxes
Recent accounting developments
Revenue from contracts with customers
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. ASU 2014-9 modifies existing U.S. GAAP revenue recognition standards to more closely align with international accounting standards. Additionally, the guidance requires improved disclosures around the nature, amount, timing and uncertainty of revenue recognized. Under the standard, a company is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. Since issuing the standard, the FASB has issued several amendments, primarily clarifying certain components of the standard. ASU 2014-9, as amended, was effective for us on January 1, 2018.
The guidance permits two methods of adoption; a full retrospective adoption will apply the standard to each prior reporting period presented and a modified retrospective adoption, where the cumulative effect of initially applying the guidance is recognized at the date of initial application. We will adopt the standard using the modified retrospective method.
We have completed our detailed assessment of contractual arrangements and we have concluded the following related to potential material changes to the timing of when revenue is recognized and the recording of related costs upon transition to ASU 2014-9:

•	Management fee revenue: We have found no instances where ASC 2014-09, as amended, would cause a change to the method and timing of how we record management fee revenue.

•	Performance fee revenue: We have found no instances where ASC 2014-09, as amended, would cause a change to the method and timing of how we record performance fee revenue.

•
Costs of acquiring a contract with a customer: We have concluded that there are no incremental costs directly and solely attributable to acquiring a contract with a customer. There are therefore no costs of acquiring a contract subject to capitalization and there will be no change to our current accounting.

•
Pass-through costs: We have identified certain instances where we expect we will have to change the accounting in cases where we pay expenses on behalf of a customer, typically a Fund. Where certain expenses and subsequent reimbursements were previously recorded on a net basis, this change may require them to be recorded on a gross basis. While the change in accounting for pass-through costs could increase both our revenues and expenses by identical amounts, it will not cause any changes to our net income attributable to controlling interests.

Leases
In January 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 changes existing GAAP by requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases under previous U.S. GAAP. The lease asset would reflect a right-to-use asset and the lease liability would reflect the present value of the future lease payments. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018 and a modified retrospective transition approach is required where companies will have to recognize and measure leases at the beginning of the earliest period presented.
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
Our model for assessing the impact of market risk on our results uses December 31, 2017 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2017. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2017.
Our profit sharing economic structure, described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—The Economics of Our Business,” results in a sharing of market risk between us and our employees. Approximately 50% of our ENI cost structure is variable, representing variable compensation and Affiliate key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-effected at our statutory combined state and federal rate of approximately 27% to calculate profit after tax, factoring the impact of the 2017 Tax Cuts and Jobs Act.

The value of our assets under management was $243.0 billion as of December 31, 2017. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $95.5 million, including equity-accounted Affiliates, based on our current weighted average fee rate of 39 basis points. Approximately $56.0 billion, or 23%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 85% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance and high-water mark status of our alternative assets, a 10% increase or decrease in AUM would have approximately a $2.7 million impact to our gross performance fees based on our trailing twelve month performance fees of $26.5 million as of December 31, 2017. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $35.8 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $207.4 billion of equity assets under management to increase or decrease by $20.7 billion, resulting in a change in annualized management fee revenue of $70.8 million and an annual change in post-tax economic net income of approximately $26.8 million, given our current cost structure, operating model, and weighted average equity fee rates of 34 basis points at the mix of strategies as of December 31, 2017. Approximately $46.5 billion, or 22%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.7 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative instruments denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $104.5 billion of foreign currency denominated AUM to increase or decrease by $10.5 billion, resulting in a change in annualized management fee revenue of $45.2 million and an annual change in post-tax economic net income of $17.4 million, based on weighted average fees earned on our foreign currency denominated AUM of 43 basis points at the mix of strategies as of December 31, 2017. Approximately $13.0 billion, or 12%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 90% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1.0 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $13.5 billion, would cause AUM to rise or fall by approximately $1.4 billion. Based on our fixed income weighted average fee rates of 21 basis points, annualized management fees would change by $2.8 million and post-tax economic net income would change by $0.9 million annually. There are currently no material fixed income assets earning performance fees as of the year ended December 31, 2017.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of OM Asset Management plc and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2014.
/s/ KPMG

Boston, Massachusetts
February 27, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OM Asset Management plc:
Opinion on Internal Control Over Financial Reporting
We have audited OM Asset Management plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of OM Asset Management plc and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes, and our report dated February 27, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG
Boston, Massachusetts
February 27, 2018

OM Asset Management plc
Consolidated Balance Sheets
(in millions)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$186.3	$101.9
Investment advisory fees receivable	208.3	163.7
Income taxes receivable	30.0	—
Fixed assets, net	41.7	39.8
Investments (includes balances reported at fair value of $182.6 and $126.1)	244.4	233.3
Acquired intangibles, net	78.3	84.9
Goodwill	274.6	272.7
Other assets	33.6	29.0
Deferred tax assets	240.6	332.7
Assets of consolidated Funds:
Cash and cash equivalents, restricted	14.1	0.4
Investments, at fair value	136.7	35.5
Other assets	3.1	0.4
Total assets	$1,491.7	$1,294.3
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$54.9	$45.8
Accrued incentive compensation	186.1	132.3
Amounts due to OM plc	59.1	156.3
Other compensation liabilities	479.0	291.0
Accrued income taxes	96.2	90.2
Non-recourse borrowings	33.5	—
Third party borrowings	392.8	392.3
Other liabilities	8.3	10.1
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	2.5	—
Securities sold, not yet purchased, at fair value	7.9	5.0
Other liabilities	0.1	0.8
Total liabilities	1,320.4	1,123.8
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	44.0	5.5
Equity:
Ordinary shares (nominal value $0.001; 109,720,358 and 114,157,765 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	96.9	190.2
Accumulated other comprehensive loss	(21.6)	(26.3)
Non-controlling interests	1.3	1.0
Non-controlling interests in consolidated Funds	50.6	—
Total equity and redeemable non-controlling interests in consolidated Funds	171.3	170.5
Total liabilities and equity	$1,491.7	$1,294.3

See Notes to Consolidated Financial Statements

OM Asset Management plc
Consolidated Statements of Operations
(in millions except for per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Management fees	$858.0	$659.9	$637.2
Performance fees	26.5	2.6	61.8
Other revenue	1.2	0.9	0.3
Consolidated Funds’ revenue	1.7	0.1	—
Total revenue	887.4	663.5	699.3
Operating expenses:
Compensation and benefits	682.8	397.4	412.8
General and administrative expense	112.9	98.3	88.2
Amortization of acquired intangibles	6.6	2.6	0.2
Depreciation and amortization	11.7	9.4	6.9
Consolidated Funds’ expense	2.4	0.2	—
Total operating expenses	816.4	507.9	508.1
Operating income	71.0	155.6	191.2
Non-operating income and (expense):
Investment income	27.4	17.2	13.0
Interest income	0.8	0.4	0.2
Interest expense	(24.5)	(11.3)	(3.1)
Revaluation of DTA deed	51.8	—	—
Net consolidated Funds’ investment gains (losses)	15.5	(1.1)	—
Total non-operating income	71.0	5.2	10.1
Income from continuing operations before taxes	142.0	160.8	201.3
Income tax expense	132.8	40.8	46.6
Income from continuing operations	9.2	120.0	154.7
Gain (loss) on disposal of discontinued operations, net of tax	(0.1)	6.2	0.8
Net income	9.1	126.2	155.5
Net income (loss) attributable to non-controlling interests in consolidated Funds	4.9	(0.2)	—
Net income attributable to controlling interests	$4.2	$126.4	$155.5
Earnings per share (basic) attributable to controlling interests	$0.04	$1.05	$1.29
Earnings per share (diluted) attributable to controlling interests	0.04	1.05	1.29
Continuing operations earnings per share (basic) attributable to controlling interests	0.04	0.98	1.28
Continuing operations earnings per share (diluted) attributable to controlling interests	0.04	0.98	1.28
Weighted average ordinary shares outstanding	110.7	119.2	120.0
Weighted average diluted ordinary shares outstanding	111.4	119.5	120.5

See Notes to Consolidated Financial Statements

OM Asset Management plc
Consolidated Statements of Comprehensive Income
(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$9.1	$126.2	$155.5
Other comprehensive income (loss):
Valuation and amortization related to derivative securities, net of tax	1.8	(20.3)	(6.6)
Foreign currency translation adjustment	2.9	(3.2)	(1.5)
Total comprehensive income	13.8	102.7	147.4
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	4.9	(0.2)	—
Total comprehensive income attributable to controlling interests	$8.9	$102.9	$147.4

See Notes to Consolidated Financial Statements

OM Asset Management plc
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2017, 2016 and 2015
($ in millions, except share data)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficit)	Non-controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2014	120.0	$0.1	$31.1	$5.3	$36.5	$—	$2,459.0	$2,495.5	$61.9	$2,557.4
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—	—
Capital redemptions	—	—	(1.3)	—	(1.3)	—	—	(1.3)	—	(1.3)
Equity-based compensation	—	—	13.0	—	13.0	—	—	13.0	—	13.0
Deferred tax asset revaluation	—	—	9.0	—	9.0	—	—	9.0	—	9.0
Foreign currency translation adjustment	—	—	—	(1.5)	(1.5)	—	—	(1.5)	—	(1.5)
De-consolidation of Funds	—	—	—	—	—	—	(2,459.0)	(2,459.0)	(61.9)	(2,520.9)
Valuation of derivative securities, net of tax	—	—	—	(6.6)	(6.6)	—	—	(6.6)		(6.6)
Dividends	—	—	(38.7)	—	(38.7)	—	—	(38.7)	—	(38.7)
Net income	—	—	155.5	—	155.5	—	—	155.5	—	155.5
December 31, 2015	120.5	$0.1	$168.6	$(2.8)	$165.9	$—	$—	$165.9	$—	$165.9
Issuance of ordinary shares	0.5	$—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(6.9)	—	(98.2)	—	(98.2)	—	—	(98.2)	—	(98.2)
Capital redemptions	—	—	(0.4)	—	(0.4)	—	—	(0.4)	—	(0.4)
Equity-based compensation	—	—	12.8	—	12.8	—	—	12.8	—	12.8
Foreign currency translation adjustment	—	—	—	(3.2)	(3.2)	—	—	(3.2)	—	(3.2)
Valuation of derivative securities, net of tax	—	—	—	(20.3)	(20.3)	—	—	(20.3)	—	(20.3)
Amendment of Deferred Tax Asset Deed	—	—	19.8	—	19.8	—	—	19.8	—	19.8
Business acquisition	—	—	—	—	—	1.0	—	1.0	—	1.0
Net consolidation of Funds	—	—	—	—	—	—	—	—	5.5	5.5
Dividends	—	—	(38.8)	—	(38.8)	—	—	(38.8)	—	(38.8)
Net income	—	—	126.4	—	126.4	—	—	126.4	—	126.4
December 31, 2016	114.1	$0.1	$190.2	$(26.3)	$164.0	$1.0	$—	$165.0	$5.5	$170.5
Issuance of ordinary shares	0.6	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(5.0)	—	(73.1)	—	(73.1)	—	—	(73.1)	—	(73.1)
Capital contributions (redemptions)	—	—	(1.1)	—	(1.1)	—	—	(1.1)	33.4	32.3
Equity-based compensation	—	—	15.7	—	15.7	—	—	15.7	—	15.7
Foreign currency translation adjustment	—	—	—	2.9	2.9	—	—	2.9	—	2.9
Valuation of derivative securities, net of tax	—	—	—	1.8	1.8	—	—	1.8	—	1.8
Business acquisitions	—	—	—	—	—	0.3	—	0.3	—	0.3
Net consolidation of Funds	—	—	—	—	—	—	50.9	50.9	(0.1)	50.8
Dividends	—	—	(39.0)	—	(39.0)	—	—	(39.0)	—	(39.0)
Net income	—	—	4.2	—	4.2	—	(0.3)	3.9	5.2	9.1
December 31, 2017	109.7	$0.1	$96.9	$(21.6)	$75.4	$1.3	$50.6	$127.3	$44.0	$171.3
See Notes to Consolidated Financial Statements

OM Asset Management plc
Consolidated Statements of Cash Flows
(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$9.1	$126.2	$155.5
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	(4.9)	0.2	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
(Gain) loss from discontinued operations, excluding consolidated Funds	0.1	(6.2)	(0.8)
Amortization of acquired intangibles	6.6	2.6	0.2
Depreciation and amortization	11.7	9.4	6.9
Amortization of debt-related costs	3.1	1.3	—
Loss on disposal of fixed assets	—	0.1	—
Amortization and revaluation of non-cash compensation awards	192.3	45.1	44.4
Net earnings from Affiliates accounted for using the equity method	(14.5)	(15.1)	(12.7)
Distributions received from equity method Affiliates	15.4	13.5	8.6
Revaluation of DTA Deed	(51.8)	—	—
Impact of Tax Act on deferred income taxes	121.1	—	—
Deferred income taxes	(30.1)	13.3	(11.1)
(Gains) losses on other investments	(37.4)	(3.0)	—
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from related parties	(44.7)	(3.1)	12.8
(Increase) decrease in other receivables, prepayments, deposits and other assets	(31.6)	(17.6)	(1.4)
Increase (decrease) in accrued incentive compensation and other liabilities and amounts due to OM plc	65.2	(14.0)	15.4
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	15.3	(28.8)	37.9
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	224.9	123.9	255.7
Net income (loss) attributable to non-controlling interests in consolidated Funds	4.9	(0.2)	—
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash provided by (used in) operating activities from continuing operations of consolidated Funds:

(Gains) losses on other investments	(5.6)	0.1	—
(Increase) decrease in receivables and other assets	(0.8)	(0.1)	—
Increase (decrease) in accounts payable and other liabilities	2.1	0.5	—
Net cash flows from operating activities of continuing operations of consolidated Funds	0.6	0.3	—
Net cash flows from operating activities of continuing operations	225.5	124.2	255.7
Net cash flows from operating activities of discontinued operations	—	13.5	(2.1)
Total net cash flows from operating activities	225.5	137.7	253.6

OM Asset Management plc
Consolidated Statements of Cash Flows (Continued)
(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from investing activities:
Purchase of fixed assets, excluding discontinued operations	(13.7)	(13.5)	(13.0)
Payments for Affiliate and joint venture equity	—	—	(0.6)
Business acquisitions, net of cash acquired	(1.9)	(219.1)	—
Purchase of investment securities	(84.6)	(65.0)	(67.6)
Sale of investment securities	89.4	13.3	18.5
Cash flows from investing activities of consolidated Funds:
Purchase of investments	(145.6)	(11.6)	—
Redemption of investments	59.8	11.2	—
Consolidation (de-consolidation) of Funds	65.6	0.5	(93.0)
Net cash flows from investing activities of continuing operations	(31.0)	(284.2)	(155.7)
Net cash flows from investing activities of discontinued operations	—	—	—
Total net cash flows from investing activities	(31.0)	(284.2)	(155.7)
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	76.0	450.1	—
Repayment of third party borrowings	(42.5)	(148.0)	(87.0)
Repayment of related party borrowings	—	—	(37.0)
Payment to OM plc for deferred tax arrangement	(45.6)	(41.4)	(53.6)
Payment to OM plc for co-investment redemptions	(4.8)	(10.7)	(14.3)
Repurchase of ordinary shares	(74.1)	(98.6)	—
Dividends paid to shareholders	(27.5)	(13.1)	(10.9)
Dividends paid to related parties	(11.3)	(25.4)	(27.8)
Cash flows from financing activities of consolidated Funds
Redeemable non-controlling interest capital raised	33.4	—	—
Net cash flows from financing activities of continuing operations	(96.4)	112.9	(230.6)
Net cash flows from financing activities of discontinued operations	—	—	—
Total net cash flows from financing activities	(96.4)	112.9	(230.6)
Net increase (decrease) in cash and cash equivalents	98.1	(33.6)	(132.7)
Cash and cash equivalents at beginning of period	102.3	135.9	268.6
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$200.4	$102.3	$135.9

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$22.1	$3.1	$3.7
Income taxes paid	$71.2	$23.5	$9.5
Net consolidation (de-consolidation) of Funds	$50.8	$5.5	$(2,520.9)
Non-cash capital contribution to OM plc	$—	$—	$(0.1)

See Notes to Consolidated Financial Statements

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and December 31, 2017, the Company and/or OM plc completed the following transactions in the Company’s shares, including a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA Capital US (“HNA”):

			Ownership percentage following the transactions for:
Date	Transaction description	Total shares	OM plc	HNA	Note
October 15, 2014	IPO of OMAM shares by OM plc	24,231,375	78.8%	—%	(1)
June 22, 2015	Secondary public offering by OM plc	15,295,000	65.8%	—%	(2)
December 16, 2016	Secondary public offering by OM plc	14,950,000	—	—	(3)
December 16, 2016	Repurchase and retirement of shares by OMAM	6,000,000	51.1%	—%	(4)
May 12, 2017	Sale of shares from OM plc to HNA	11,414,676	40.9%	9.95%	(5)
May 19, 2017	Secondary public offering by OM plc	19,895,000	—	—	(6)
May 19, 2017	Repurchase and retirement of shares by OMAM	5,000,000	20.1%	10.4%	(4)
November 10, 2017	Sale of shares from OM plc to HNA	15,960,553	5.51%	24.95%	(7)
November 17, 2017	Secondary public offering by OM plc	6,039,630	—%	24.95%	(8)

(1)	Includes 2,231,375 shares purchased by the underwriters of the offering under their overallotment option.

(2)	Includes 1,995,000 shares purchased by the underwriters of the offering under their overallotment option.

(3)	Includes 1,950,000 shares purchased by the underwriters of the offering under their overallotment option.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

1) Organization and Description of the Business (cont.)

(4)	Purchased pursuant to the share repurchase program described below. All shares repurchased by the Company were retired.

(5)	Following the May 12, 2017 sale of shares from OM plc to HNA, on May 24, 2017, OM plc appointed Dr. Guang Yang of HNA as an OM plc director.

(6)	Includes 2,595,000 shares purchased by the underwriters of the offering under their overallotment option.

(7)	Following the November 10, 2017 sale of shares from OM plc to HNA, HNA acquired the right to appoint two directors to the Company’s board.

(8)	Upon completion of the November 17, 2017 offering, OM plc indirectly owned 1,000 of the Company’s outstanding ordinary shares.
Share Repurchase Program
On February 3, 2016, the Company’s Board of Directors authorized a $150 million share repurchase program, which was approved by shareholders on March 15, 2016. In 2016, the Company purchased 921,740 shares on the open market at a weighted average price of $13.22/share. In 2017, the Company did not purchase shares on the open market.
On April 29, 2016, at the Company’s Annual General Meeting, shareholders (excluding OM plc) authorized a form of contract by which the Company would be permitted to repurchase shares directly from OM plc. The shareholder authorization does not contain a maximum dollar or share amount for such purchases individually or in aggregate from OM plc. On December 16, 2016 in connection with the secondary offering by OM plc, the Company repurchased 6,000,000 shares directly from OM plc at a price of $14.25/share. On May 19, 2017 in connection with the secondary offering by OM plc, the Company repurchased 5,000,000 shares directly from OM plc at a price of $14.55/share.
All shares repurchased by the Company were retired.
Segment Information
The Company operates one business segment that provides investment management services and products to predominantly institutional clients. The primary measure used by the Chief Operating Decision Maker (“CODM”) in measuring performance and allocating resources is economic net income. As of each of December 31, 2017, and 2016, all of the Company’s material long-lived assets were domiciled in the United States. For each of the years ended December 31, 2017, 2016 and 2015, 100% of the Company’s revenue from external customers was attributed to the United States.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:
Basis of presentation
These Consolidated Financial Statements reflect the historical balance sheets; statements of operations; statements of comprehensive income; statements of changes in shareholders’ equity; and statements of cash flows of the Company. Within these Consolidated Financial Statements, entities that are part of OM plc’s consolidated results, but are not part of OMAM, as defined above, as well as HNA and its related entities, are referred to as “related parties.”
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and OM plc are included in the Consolidated Financial Statements, however material intercompany balances and transactions among the Company, its consolidated Affiliates and consolidated Funds are eliminated in consolidation.
Revenue recognition
The Company’s consolidated revenue primarily represents management fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based management fees are recognized monthly as services are rendered and are primarily based upon a percentage of the market value of client assets managed. Affiliates that manage tangible property may also earn transaction fees at the time the underlying property is bought and sold. Any fees collected in advance are deferred and recognized as income over the period earned. Dividend income received is recorded on the ex-dividend date. Performance fees are generally assessed as a percentage of the investment performance realized on a client’s account. Additionally, separate accounts or other products which primarily earn management fees are potentially subject to performance adjustment up or down based on investment performance versus benchmark. Performance fees, including those that are subject to clawback are recognized when they (i) become billable to customers (based on contractual terms of agreements), (ii) are not subject to contingent repayment and (iii) when collection is reasonably assured. Other income and revenues include interest income on cash and cash equivalents of Funds and revenue from marketing, distribution and consulting services.
The revenue of consolidated Funds that invest in Timber (the “Timber Funds”) is recognized from log and fiber sales upon delivery to the customer. The Company is typically responsible for all logging and hauling costs. However, under pay-as-cut timber contracts, title and risk of loss from stumpage sales transfer to the buyer as the trees are cut. Revenue is recognized as timber is harvested. The buyer is typically responsible for all logging and hauling costs.
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
December 31, 2017 and 2016

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
Share-based compensation plans
The Company recognizes the cost of all share-based payments to directors, senior management and employees, including grants of restricted stock, as compensation expense in the Consolidated Statements of Operations over the respective vesting periods. Awards made previously under OM plc’s restricted stock and stock options plans are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded.
Awards made under the Company’s equity plans are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded. Valuation of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is determined based on the Company’s closing share price as quoted on the New York Stock Exchange on the measurement date. For performance-based awards, a Monte-Carlo simulation model is used to determine the fair value. Key inputs for the model include: assumed reinvestment of dividends, risk-free interest rate and expected volatility. All excess tax benefits and deficiencies on share-based payment awards are recognized as income tax expense or benefit in the Consolidated Statements of Operations. In addition, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur and excess tax benefits or deficiencies are classified with other income tax cash flows as an operating activity in the statement of cash flows. The Company recognizes forfeitures as they occur.
Awards of equity made to Affiliate key employees are accounted for as cash settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Consolidated Balance Sheet until the award is settled by the Company. The fair value of the liability is based on the expected cash to be paid. The liability is revalued at each reporting period, with any movements recorded within compensation expense.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies (cont.)

Consolidation
Affiliates
The Company evaluates each of its Affiliates and other operating entities to determine the appropriate method of accounting. Generally, majority-owned entities or otherwise controlled investments in which the Company holds a controlling financial interest as the principal shareholder, managing member, or general partner are consolidated.
Funds
In the normal course of business, the Company’s Affiliates sponsor and manage certain investment vehicles (the “Funds”). The Company assesses consolidation requirements with respect to its Funds pursuant to Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) relating to the consolidation of VIEs.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies (cont.)

Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, its Affiliates, or third parties, or amendments to the governing documents of the Company’s investees or sponsored Funds) management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VOE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s primary beneficiary who consolidates such entity. In the third quarter of 2016, following the purchase of certain seed capital investments from OM plc, the Company began consolidating certain Funds pursuant to ASC 810. Additional funds have been consolidated in 2017 as additional seed and co-investment capital has been deployed.
Investments and Investment Transactions
Valuation of investments held at fair value
Valuation of Fund investments is evaluated pursuant to the fair value methodology discussed below. Other investments are categorized as trading and recorded at estimated fair value. Realized and unrealized gains and losses arising from changes in fair value of investments are reported within investment income in the Consolidated Statements of Operations. See Note 5 for a summary of the fair value inputs utilized to determine the fair value of other investments held at fair value.
Valuation of investments held at cost
Valuations of co-investments in Funds investing in timber (the “Timber Funds”) or other similar operating entities are stated at historical cost and are reported within investment income in the Consolidated Statements of Operations. Timber assets and timber lease rights of consolidated Timber Funds are stated at historical cost less depletion for timber previously harvested and less accumulated amortization and depreciation for lease rights and roads. Consolidated Timber Fund investment values are adjusted for capital additions made to the property subsequent to the valuation date. All initial silviculture costs, including site preparation and planting costs are capitalized as stand establishment costs. Stand establishment costs are transferred to a merchantable timber classification as trees reach a certain size. Generally, costs incurred subsequent to two years after planting, such as fertilization, vegetation, insect control and pre-commercial thinning are considered to be maintenance and are expensed as incurred.
Security transactions
The Company generally records securities transactions on a trade-date basis. Realized gains and losses on securities transactions are generally determined on the average-cost method (net of foreign capital gain taxes) and for certain transactions determined based on the specific identification method.
Income and expense recognition
The Company records interest income on an accrual basis and includes amortization of premiums and accretion of discounts. Dividend income and expense on dividends sold short are recorded on the ex-dividend date, net of applicable withholding taxes. Expenses are recorded on an accrual basis.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies (cont.)

Foreign currency translation
The books and records of the Company, its Affiliates and its consolidated Funds are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars on the date of valuation. Income and expense transactions denominated in foreign currencies are translated into U.S. dollars using the average exchange rate over the period presented. The portion of realized or unrealized gains and losses resulting from changes in foreign exchange rates and from fluctuations arising from changes in the market prices of the underlying securities are included in the net realized and unrealized gain and loss on investments on the Consolidated Statement of Operations. Net realized and unrealized gains and losses on foreign currency transactions represent net foreign exchange gains or losses from forward foreign currency exchange contracts, disposition of foreign currencies, currency gains or losses between the trade and settlement date on security transactions, and the difference between the amount of the investment income and foreign withholding taxes recorded on the Funds’ books and the U.S. dollar equivalent amounts actually received or paid.
Short sales
Certain Funds may sell a security they do not own in anticipation of a decline in the fair value of that security. When a Fund sells a security short, it must borrow the security sold short and deliver it to the broker-dealer through which it made the short sale. The short sales are secured by the long portfolio and available cash. The Fund records a gain, limited to the price at which the Fund sold the security short, or a loss, unlimited in size, upon the termination of a short sale. The amount of the gain or loss will be equal to the proceeds received in entering into the short sale less the cost of buying back the short security to close the short position. While the transaction is open, the Fund will incur an expense for any accrued dividends or interest which is paid to the lender of the securities. These short sales may involve a level of risk in excess of the liability recognized in the accompanying Consolidated Balance Sheet. The extent of such risk cannot be quantified.
Funds’ Derivatives
Certain Funds may use derivative instruments. The Funds’ derivative instruments may include foreign currency exchange contracts, credit default swaps, interest rate swaps, financial futures contracts and warrants. The fair values of derivative instruments are recorded as other assets of consolidated Funds or other liabilities of consolidated Funds on the Company’s Consolidated Balance Sheets. The Company has used foreign exchange forwards to hedge the risk of movement in exchange rates on financial assets on a limited basis.
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
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies (cont.)

Equity method investments
The Company uses the equity method of accounting for investments that provide the Company with the ability to exercise significant influence over an entity, but that do not meet the requirements for consolidation. Equity method investments include two Affiliates, Heitman LLC (through November 30, 2017) and Investment Counselors of Maryland, LLC, as well as all unconsolidated Funds over which the Company exercises significant influence. In August 2017, the Company agreed in principle to sell its stake in Heitman LLC to Heitman’s management. Pursuant to this term sheet, OMAM entered into a redemption agreement on November 17, 2017. Heitman continued to be recorded as an equity method investment through November 30, 2017, at which point the Company reclassified its investment in Heitman to a cost-method investment. The transaction closed on January 5, 2018.
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
December 31, 2017 and 2016

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. In cases in which the fair value of an investment is established using the net asset value (or its equivalent) as a practical expedient, the investment is not categorized within the fair value hierarchy.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
The Company tests for the possible impairment of definite-life intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the Consolidated Statements of Operations for amounts necessary to reduce the carrying value of the asset to fair value. Indefinite-life intangible assets are tested for impairment annually as of the first business day of the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
The Company performs its assessment for impairment of goodwill during the fourth quarter annually as of the first business day in October, or as necessary, and the Company has determined that it has six reporting units, consisting of the six consolidated Affiliates. The Company first considers various qualitative factors to determine if it is more likely than not that the fair value of each of the reporting units is greater than its respective carrying amount, including goodwill. If based on the qualitative assessment it is determined that it is more likely than not that the fair value of any reporting unit is below its respective carrying amount, therefore indicating that impairment may exist, the impact would be determined at that point through a quantitative assessment. For purposes of assessing potential impairment, the fair value of the reporting unit is estimated and compared to the carrying value of the reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. If it is determined that the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the goodwill in the same manner used to determine the amount of goodwill in a business combination. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess. Based on the Company’s most recent annual goodwill impairment test, the Company concluded that the fair value of each of its reporting units was more likely than not in excess of their carrying values. At the close of each year, management assessed whether there were any conditions present during the fourth quarter that would indicate impairment subsequent to the initial assessment date and concluded that no such conditions were present.
During 2017, the Company changed the goodwill and indefinite life intangible assets impairment assessment date from the last day of the third quarter to the first business day of the fourth quarter of the fiscal year, or October 2, 2017. The Company believes that changing the annual goodwill impairment assessment date does not result in a material change in the method of applying the accounting requirements.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies (cont.)

Earnings per share
The Company calculates basic and diluted earnings per share (“EPS”) by dividing net income by its shares outstanding as outlined below. Basic EPS attributable to the Company’s shareholders is calculated by dividing “Net income attributable to controlling interests” by the weighted-average number of shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential ordinary shares unless they are antidilutive. For periods with a net loss, potential ordinary shares are considered antidilutive.
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
The Company records debt issuance costs of term loans as a direct deduction from the carrying amount of the associated debt liability. For debt issuance costs of revolving credit loans, the Company presents debt issuance costs as an asset and subsequently amortizes the deferred costs ratably over the term of the agreement.
Income taxes
The Company uses the asset and liability method of accounting for income taxes on a “separate return” basis. Under this method, a subsidiary is assumed to file a separate return with the taxing authority, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from the subsidiary’s parent. The rules followed by the subsidiary in computing its tax or refund should be the same as those followed by a taxpayer filing directly with the taxing authority.
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
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies (cont.)

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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Allocated Costs from OM plc
OM plc historically provided the Company with various services, including governance through the board of directors and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. All of these services have been transitioned to the Company and therefore the cost charged by OM plc has decreased. The costs associated with the services which have been (i) directly attributable to the Company, (ii) have been charged directly to the Company by OM plc, and (iii) have been paid to OM plc by the Company have been reflected in the Company’s Consolidated Financial Statements. During the years ended December 31, 2017, 2016 and 2015, the amount of expenses charged directly to the Company from OM plc were $0.4 million, $0.9 million and $1.8 million, respectively.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

3) Acquisitions (cont.)

Landmark
Purchase price
Cash	$239.2
Seller’s expenses	3.5
Total consideration	242.7
Identifiable assets and liabilities
Cash	23.4
Receivables	8.5
Indefinite-life trade name	1.0
Amortizable intangible asset management contracts	85.0
Fixed assets	5.1
Other current assets (liabilities), net	(26.7)
Assets (liabilities), net	(1.7)
Total identifiable assets and liabilities	94.6
Goodwill	$148.1
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
The fair value of the acquired amortizable intangible asset management contracts had a useful life estimate of approximately 13.4 years at acquisition. Purchase price allocated to intangible assets and goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill was calculated as the excess of the fair value of

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

3) Acquisitions (cont.)

the consideration paid and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed.
During the year ended December 31, 2016, the Company incurred $6.1 million of transaction costs related to the acquisition of Landmark. These costs are recorded within general and administrative expense in the Consolidated Statements of Operations. There were no transaction costs incurred during the year ended December 31, 2017.
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
The financial results of Landmark included in the Company’s consolidated financial results for the year ended December 31, 2017 include revenues of $131.0 million, with $(54.7) million of net loss included in net income attributable to the Company, which includes amortization of intangible assets recorded in purchase accounting and compensation expense for the arrangements with employees of Landmark noted above.
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

	For the years ended December 31,
	2016	2015
Revenues	$713.5	$780.1
Total operating expenses	594.7	651.9
Income from continuing operations before taxes	109.2	114.8
Net income attributable to OMAM	91.7	97.6
Net income per share attributable to OMAM shareholders:
Basic	$0.77	$0.81
Diluted	$0.77	$0.81

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

4) Investments

Investments are comprised of the following at December 31 (in millions):

	2017	2016
Investments of consolidated Funds held at fair value	$136.7	$35.5
Equity-accounted investments in unconsolidated Funds (Note 7)	—	30.5
Other investments held at fair value	87.4	17.5
Investments related to long-term incentive compensation plans held at fair value	95.2	78.1
Total investments held at fair value	$319.3	$161.6
Equity-accounted investments in Affiliates (Note 7)	1.6	55.2
Investments in Affiliates carried at cost	53.8	—
Other investments*	6.4	52.0
Total investments per Consolidated Balance Sheets	$381.1	$268.8

* Other investments represent cost-basis investments made by one of our Affiliates, including investments in timber and timberlands. At December 31, 2016, $50.1 million of these investments were recorded at the lower of cost or fair value less costs to sell, and subsequently sold in January 2017 for a net gain of approximately $1.7 million.
In September 2016, the Company purchased approximately $39.6 million of seed investments from OM plc under the terms of the seed capital management agreement, as amended (the “Seed Capital Management Agreement”). In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. OMAM financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by its seed capital holdings. See Note 13 for a further discussion of borrowings and debt.
In August 2017, the Company executed a non-binding term sheet to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, OMAM entered into a redemption agreement on November 17, 2017 and Heitman continued to be recorded as an equity method investment through November 30, 2017, at which point the Company reclassified its investment in Heitman to a cost-method investment. Heitman continued to contribute to the Company’s financial results of operations through November 30, 2017 and the transaction closed on January 5, 2018. The carrying value of OMAM’s interest in Heitman as of December 31, 2017 was $53.8 million and is included in “Investments in Affiliates carried at cost” in the table above. OMAM will retain its co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

4) Investments (cont.)

Investment income is comprised of the following for the years ended December 31 (in millions):

	2017	2016	2015
Investment return of equity-accounted investments in unconsolidated Funds (Note 7)	$1.8	$1.2	$0.3
Realized and unrealized gains on other investments held at fair value	9.4	0.8	—
Investment return of held for sale investments	1.7	0.1	—
Total return on OMAM investments	12.9	2.1	0.3
Investment return of equity-accounted investments in Affiliates (Note 7)*	14.5	15.1	12.7
Total investment income per Consolidated Statement of Operations	$27.4	$17.2	$13.0

* As previously noted, the Company reclassified its investment in Heitman to a cost-method investment as of November 30, 2017, therefore earnings from Heitman as an equity-accounted investment are included in the table above for the first eleven months of 2017.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

5) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2017
Assets of OMAM and consolidated Funds(1)
Common and preferred stock	$83.8	$—	$—	$—	$83.8
Short-term investment funds	0.5	—	—	—	0.5
Other investments	0.4	—	—	51.5	51.9
Derivatives	0.3	0.2	—	—	0.5
Consolidated Funds total	85.0	0.2	—	51.5	136.7
Investments in separate accounts(2)	46.1	—	—	—	46.1
Investments related to long-term incentive compensation plans(3)	95.2	—	—	—	95.2
Investments in unconsolidated Funds(4)	—	—	—	41.3	41.3
OMAM total	141.3	—	—	41.3	182.6
Total fair value assets	$226.3	$0.2	$—	$92.8	$319.3

Liabilities of consolidated Funds(1)
Common stock	$(7.2)	$—	$—	$—	$(7.2)
Derivatives	(0.5)	(0.2)	—	—	(0.7)
Consolidated Funds total	(7.7)	(0.2)	—	—	(7.9)
Total fair value liabilities	$(7.7)	$(0.2)	$—	$—	$(7.9)

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

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

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company’s Affiliates. $136.7 million in assets and $7.9 million in liabilities at December 31, 2017 and $35.5 million in assets and $5.0 million in liabilities at December 31, 2016 are the result of the consolidation of Funds sponsored by the Company’s Affiliates.

The fair value of investments estimated based on quoted market prices of similar investments, dealer quotations or alternative pricing sources supported by observable inputs are classified within Level II. The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. If the pricing services are only able to (a) obtain a single broker quote or (b) utilize a pricing model, such securities are classified as Level III. If the pricing services are unable to provide prices, the Company attempts to obtain one or more broker quotes directly from a dealer or values such securities at the last bid price obtained. In either case, such securities are classified as Level III. The Company performs due diligence procedures over third party pricing vendors to understand their methodology and controls to support their use in the valuation process to ensure compliance with required accounting disclosures.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

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

(2)
Investments in separate accounts of $46.1 million at December 31, 2017 consist of approximately 1% of cash equivalents and 99% of equity securities. Investments in separate accounts of $7.5 million at December 31, 2016, consist of approximately 28% of cash equivalents and 72% of equity securities. The Company has valued these using the published price as of the measurement date. Accordingly, the Company has classified these investments as Level I.

(3)
Investments related to long-term compensation plans of $95.2 million and $78.1 million at December 31, 2017 and 2016, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The uncategorized amounts of $41.3 million and $40.5 million at December 31, 2017 and December 31, 2016, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investments Funds and UCITS. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eight years from December 31, 2017. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Not included in the above are $60.2 million and $52.0 million at December 31, 2017 and December 31, 2016, respectively, of various investments carried at cost, including the Company’s investment in Heitman at December 31, 2017 and investments in timber and timberlands. In January 2018, $50.1 million of these timber and timberlands investments were sold for a net gain of approximately $1.7 million, and in January, 2018 the Heitman sale transaction was completed and the Company will recognize a net gain of approximately $50.0 million during 2018 in the Consolidated Statement of Operations.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

5) Fair Value Measurements (cont.)

There were no significant transfers of financial assets or liabilities among Levels I, II or III during the years ended December 31, 2017 and 2016.
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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company at December 31 (in millions):

	2017	2016
Assets
Investments at fair value	$106.7	$14.9
Other assets of consolidated Funds	16.8	0.6
Total Assets	$123.5	$15.5
Liabilities
Other liabilities of consolidated Funds	$3.3	$0.7
Total Liabilities	$3.3	$0.7
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

6) Variable Interest Entities (cont.)

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
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2017	2016
Unconsolidated VIE assets	$6,001.1	$6,006.3
Unconsolidated VIE liabilities	$3,843.7	$3,740.2
Equity interests on the Consolidated Balance Sheet	$54.4	$54.2
Maximum risk of loss(1)	$58.5	$58.5

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
In August 2017, the Company agreed in principle to sell its stake in Heitman LLC to Heitman’s management. Pursuant to this term sheet, OMAM entered into a redemption agreement on November 17, 2017. Heitman continued to contribute to the Company’s financial results of operations through November 30, 2017 and the transaction closed on January 5, 2018.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

7) Equity Accounted Investees

The following tables present summarized financial information for Affiliates and Funds accounted for under the equity method (in millions):

	For the year ended December 31,
Statements of Income	2017	2016	2015
Net revenues(1)	$318.9	$340.9	$342.6
Operating income	94.1	98.4	114.8
Other income, net	197.4	161.9	97.8
Income before income taxes	291.5	260.3	212.6
Less income tax expense	5.5	8.2	5.9
Exclude: non-controlling interests income	247.6	213.7	177.6
Net income attributable to controlling interests	$38.4	$38.4	$29.1
OMAM equity in net income of equity method investees	$16.3	$16.3	$13.0

	As of December 31,
Balance Sheets	2017	2016
Total assets	$3.5	$2,661.5
Total liabilities	1.6	1,105.9
Non-controlling interests in subsidiaries	0.3	1,477.9
Members’ equity	$1.6	$77.7
OMAM equity investment and undistributed earnings of affiliated companies, before consolidating and reconciling adjustments	$1.6	$55.9
Consolidating and reconciling adjustments:
Goodwill attributable to equity method investment	—	29.8
OMAM investment in equity method investees	$1.6	$85.7

(1)	Net revenues include advisory fees for asset management services and investment income, including interest and dividends from consolidated investment partnerships.
As disclosed in Note 4, as of November 30, 2017, the Company reclassified its investment in Heitman to a cost-method investment. Heitman contributed to the Company’s financial results of operations for the eleven-month period from January 1, 2017 through November 30, 2017. The financial results of operations from Heitman for this eleven-month period are therefore included in the summarized statements of income table above.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

8) Fixed Assets and Lease Commitments

Fixed assets consisted of the following at December 31 (in millions):

	2017	2016
Leasehold improvements	$32.4	$31.7
Office equipment	28.2	25.6
Furniture and fixtures	7.2	7.0
Building	2.9	2.9
Software and web development	38.7	28.6
Fixed assets, at cost	109.4	95.8
Accumulated depreciation and amortization	(67.7)	(56.0)
Fixed assets, net	$41.7	$39.8
Depreciation and amortization expense for continuing operations was $11.7 million, $9.4 million and $6.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company and its Affiliates lease office space for their operations. At December 31, 2017, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are (in millions):

Future minimum rentals
2018	$11.8
2019	10.8
2020	10.5
2021	9.8
2022	5.1
Thereafter	4.7
Total	$52.7
The Company is responsible for other expenses under these leases as well. Such expenses include operating costs, insurance, taxes and broker fees. Consolidated rent and occupancy expenses for 2017, 2016 and 2015 were $12.0 million, $11.6 million and $10.9 million respectively.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

9) Goodwill and Intangible Assets

The following table presents the changes in goodwill in 2017 and 2016 (in millions):

	Gross Book Value	Accumulated Impairment	Net Book Value
December 31, 2015	$160.4	$(33.9)	$126.5
Additions	146.2	—	146.2
Impairments	—	—	—
Disposals	—	—	—
December 31, 2016	$306.6	$(33.9)	$272.7
Additions	1.9	—	1.9
Impairments	—	—	—
Disposals	—	—	—
December 31, 2017	$308.5	$(33.9)	$274.6
The additional goodwill recorded in 2016 relates to the acquisition of Landmark, which closed in August 2016. Certain measurement period adjustments were recorded in 2017 that resulted in a $1.9 million increase in goodwill. Refer to Note 3 for additional information.
The following table presents the change in definite-lived acquired intangible assets in 2017 and 2016, comprised of client relationships (in millions):

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2015	$23.3	$(21.8)	$1.5
Additions	85.0	—	85.0
Amortization	—	(2.6)	(2.6)
Disposals	—	—	—
December 31, 2016	$108.3	$(24.4)	$83.9
Additions	—	—	—
Amortization	—	(6.6)	(6.6)
Disposals	—	—	—
December 31, 2017	$108.3	$(31.0)	$77.3
The Company’s definite-lived acquired intangibles are amortized over their expected useful lives. As of December 31, 2017, these assets were being amortized over remaining useful lives of five to twelve years. The Company recorded amortization expense of $6.6 million, $2.6 million and $0.1 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
The Company also acquired a $1.0 million indefinite-lived intangible trade name in the acquisition of Landmark, included in acquired intangibles, net, on the Company’s Consolidated Balance Sheet at December 31, 2017 and 2016.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

9) Goodwill and Intangible Assets (cont.)

The Company estimates that its consolidated annual amortization expense, assuming no useful life changes or additional investments in new or existing Affiliates, for each of the next five fiscal years is as follows (in millions):

2018	$6.6
2019	6.6
2020	6.6
2021	6.6
2022	6.5
Thereafter	44.4
Total	$77.3

10) Related Party Transactions
Amounts due from related parties were comprised of the following at December 31 (in millions):

	2017(1)	2016
Fees receivable from unconsolidated Funds	$59.0	$40.8
Fees receivable from OM plc business units	—	2.0
Other amounts due from related parties	—	2.8
Total amounts due from related parties	$59.0	$45.6
Amounts due to related parties were comprised of the following at December 31 (in millions):

	2017(1)	2016
Other amounts due to related parties	$—	$0.4
Other amounts due to OM plc(3)	—	97.0
Total current payables to related parties	—	97.4
Other amounts due to OM plc(3)	—	58.9
Total long-term payables to related parties	—	58.9
Total amounts due to related parties	$—	$156.3
Investments in related parties consisted of the following at December 31 (in millions):

	2017	2016
Investments in equity-accounted investees (Note 7)	1.6	85.7
Total related party investments	$1.6	$85.7

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

10) Related Party Transactions (cont.)

Related party transactions included in the Company’s Consolidated Statement of Operations for the years ended December 31 consisted of (in millions):

Revenues:	2017	2016	2015
Management fees collected from OM plc business units(1)	$8.5	$7.8	$9.3
Management fees collected from unconsolidated Funds(2)	274.9	131.0	107.0
Performance fees collected from unconsolidated Funds(2)	0.1	4.2	1.9
Total related party revenues (including discontinued operations)	$283.5	$143.0	$118.2
Expenses:
Rent and administrative costs recharged by OM plc business units(4)	0.2	1.0	1.7
Restricted stock grants of OM plc equity to OMAM employees (Note 18)	—	0.1	0.5
Recharged OM plc operational costs(5)	0.4	0.9	1.8
Total related party expenses (including discontinued operations)	$0.6	$2.0	$4.0

(1)
OM plc was considered a related party through November 17, 2017, at which point OM plc sold all but a deminimus amount of the Company’s ordinary shares (see Note 1). Therefore, revenue and expenses reported in the table above reflect OM plc as a related party through November 17, 2017. OM plc was not considered a related party at December 31, 2017.

(2)
Transactions with unconsolidated Affiliate-sponsored Funds are considered related party items on the basis of the Company’s significant influence over the activities of such entities in its capacity as investment advisor thereto. These transactions are comprised of fees for advisory services and investments in unconsolidated “master” Funds held by consolidated “feeder” Funds.

(3)
During 2016, the Company and OM plc agreed to amend the Deferred Tax Asset Deed. Under the terms of the Deferred Tax Asset Deed, as amended, the Company agreed to make a payment of the net present value of the future tax benefits due to OM plc valued as of December 31, 2016. This payment, originally valued at $142.6 million, was to be made over three installments, on June 30, 2017, December 31, 2017 and June 30, 2018. The initial payment of $45.5 million was paid on June 30, 2017, however as a result of the Tax Act, no additional payments have been made pending the continued evaluation of the Tax Act’s impact on the value of the Deferred Tax Asset Deed. The reduction of the corporate tax rate and other provisions of the Tax Act resulted in a decrease to the Deferred Tax Asset Deed of approximately$51.8 million for the year ended December 31, 2017, however there remains a possibility for additional reductions pending continued evaluation of the Tax Act’s impact on the value of the Deferred Tax Asset Deed.

During 2014, the Company entered into a Seed Capital Management Agreement, a Co-investment Deed and a shareholder agreement with OM plc and/or OM plc’s subsidiaries. During 2016, the Company and OM plc agreed to amend the Seed Capital Management Agreement. As a result of the amendment, the Company purchased approximately $39.6 million of seed investments from OM plc in September 2016. The Company purchased the remaining seed capital investments covered by the Seed Capital Management Agreement valued at $63.4 million in July 2017, financed in part by borrowings under a non-recourse loan facility (see Note 13) and two promissory notes due and payable on March 31, 2018 in the amount of $4.5 million. Amounts owed to OM plc associated with the Co-investment Deed were $11.3 million at

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

10) Related Party Transactions (cont.)

December 31, 2017, net of tax. As of December 31, 2017, the Company had recorded $2.0 million for redemptions and estimated taxes due under the Co-investment Deed. Amounts withheld in excess of the future tax liability will be payable to OM plc upon settlement.

(4)
The Company conducts a portion of its distribution activities out of Asia and the United Kingdom, and has entered into contractual arrangements with Related Business Units domiciled there to share their premises and leverage certain of their administrative functions. With respect to premises in Asia, such arrangements ended in the first half of 2016.

(5)
OM plc has historically provided the Company with various oversight services, including governance, which includes compensation for board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. All of these services have been transitioned to the Company and therefore the cost charged by OM plc has decreased. That portion of the above costs which (i) were directly attributable to the Company, (ii) have been charged to the Company by OM plc and (iii) have been paid to OM plc by the Company, have been recorded in the Company’s Consolidated Financial Statements and were $0.4 million, $0.9 million, and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other related party arrangements
During 2016, the Company made a loan to an equity-method Affiliate that was used to make co-investments in Affiliate Funds. Amounts due to the Company in connection with this loan are included in other assets on the Company’s Consolidated Balance Sheet and were $3.6 million and for $2.7 million at December 31, 2017 and December 31, 2016, respectively. The Company uses the equity-method to account for its interests in Affiliates where it exercises significant influence over their operations, but does not hold a controlling interest. During 2017, 2016 and 2015, the Company recorded earnings in respect of these investees of $14.5 million, $15.1 million and $12.5 million, respectively. The Company also exercises significant influence over unconsolidated Funds; however in order to report in a manner consistent with consolidated Funds, it has elected to apply the fair value option for its investments therein. Additional information with respect to equity-accounted investees is disclosed in Note 7.
During the years ended December 31, 2017, 2016 and 2015, the Company paid dividends to OM plc of $8.8 million, $25.4 million and $27.8 million, respectively. During the year ended December 31, 2017, the Company paid dividends to HNA of $2.5 million.
As the Company is a member of a group of related businesses, it is possible that the terms of certain related party transactions are not the same as those that would result from transactions with wholly unrelated parties.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31 (in millions):

	2017	2016
Accounts payable	5.2	5.1
Accrued expenses	39.9	29.8
Accrued interest payable	7.6	8.4
Other	2.2	2.5
Total accounts payable and accrued expenses	$54.9	$45.8
12) Other Compensation Liabilities
Other compensation liabilities consisted of the following at December 31 (in millions):

	2017	2016
Share-based payments liability (Note 18)	$188.8	$53.7
Non-current compensation payable	0.1	0.1
Profit interests compensation liability (Note 2)	195.0	159.2
Voluntary deferral plan liability (Note 17)	95.1	78.0
Total other compensation liabilities	$479.0	$291.0
Profit interests compensation expense amounted to $41.5 million in 2017, $16.2 million in 2016, and $31.4 million in 2015. Issuances of additional profit sharing interests to Affiliate key employees for cash amounted to $0.0 million in 2017, $0.4 million in 2016, and $0.2 million in 2015. Redemption of profit sharing interests by OMAM from Affiliate key employees for cash were $5.7 million in 2017, $12.7 million in 2016, and $2.9 million in 2015.
The share-based payments liability includes the Landmark compensation arrangements and potential additional payment disclosed in Note 3 which combined amounted to $146.8 million at December 31, 2017 and $26.0 million at December 31, 2016.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

13) Borrowings and Debt

The Company’s long-term debt at December 31, 2017 was comprised of a revolving credit facility, non-recourse seed capital financing and long-term bonds.
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
At December 31, 2017, the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). Including $392.8 million of long-term bonds and per the terms of the revolving credit facility, which excludes non-recourse debt (see below), the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.4x, and interest coverage ratio was 11.5x. The fair value of borrowings on the revolving credit facility approximated the net cost basis as of December 31, 2017.
At December 31, 2016 the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). Including $392.3 million of long-term bonds (see below), the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.9x and interest coverage ratio was 18.5x.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

13) Borrowings and Debt (cont.)

Non-recourse seed capital facility
In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. OMAM financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by its seed capital holdings. The Company entered into this facility as of July 17, 2017, and may borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the permitted seed capital collateral. The non-recourse seed facility bears interest at LIBOR +1.55% with a commitment fee on the unused portion of this facility of 0.95%. The facility currently has a maturity date of January 17, 2019 and includes a six-month evergreen renewal option. At December 31, 2017, amounts outstanding under this non-recourse seed capital facility amounted to $33.5 million. Per the terms of the Company’s revolving credit facility, drawdowns under this facility are excluded from the Company’s third party debt levels for purposes of calculating the Company’s credit ratio covenants. The fair value of borrowings on the non-recourse seed capital facility approximated the net cost basis as of December 31, 2017.
Long-term bonds
The Company’s long-term bonds were comprised of the following as of the dates indicated (in millions):

	December 31, 2017				December 31, 2016
(in millions)	Maturity amount	Discount and debt issuance costs	Carrying value	Fair Value	Carrying value	Fair Value
Long-term bonds:
4.80% Senior Notes Due 2026	$275.0	$(3.1)	$271.9	$285.7	$271.6	$271.0
5.125% Senior Notes Due 2031	125.0	(4.1)	120.9	124.6	120.7	107.9
Total long-term bonds	$400.0	$(7.2)	$392.8	$410.3	$392.3	$378.9
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

13) Borrowings and Debt (cont.)

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
Interest expense
Interest expense incurred amounted to $24.5 million, $11.3 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015 respectively. Interest expense consists of interest accrued on the long-term debt, commitment fees and amortization of debt-related costs. The weighted average interest rate on all debt obligations, excluding consolidated Funds, was 6.02%, 5.16% and 1.40% in each of 2017, 2016 and 2015, respectively.
As of December 31, 2017, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

Future minimum debt commitments
2018	$—
2019	33.5
2020	—
2021	—
2022	—
Thereafter	400.0
Total	$433.5
The Company was in compliance with the required covenants related to borrowings and debt facilities as of December 31, 2017.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

14) Income Taxes

The components of income tax expense from continuing operations for the years ended December 31 are as follows (in millions):

	2017	2016	2015
Current:
Federal	$30.0	$17.3	$40.8
State	5.9	2.6	7.4
Foreign	3.6	1.4	1.3
Total current	39.5	21.3	49.5
Deferred:
Federal	102.7	19.6	(4.5)
State	(9.3)	(0.2)	(4.5)
Foreign	(0.1)	0.1	6.1
Total deferred	93.3	19.5	(2.9)
Total tax expense	$132.8	$40.8	$46.6
Included in gain (loss) on disposal of discontinued operations is income tax expense of $(0.1) million, $4.0 million and $0.5 million in the years ended December 31, 2017, 2016 and 2015, respectively.
The provision for income taxes in 2017, 2016 and 2015 included benefits of $1.2 million, $4.7 million and $4.0 million, respectively, related to the utilization of net operating loss carryforwards.
The reconciliation of the difference between the Company’s U.S. Federal statutory income tax rate and the effective income tax rate for continuing operations for the years ended December 31 is as follows:

	2017	2016	2015
Tax at U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7%	3.0%	3.0%
Non-deductible expenses	0.2%	—%	—%
DTA Deed liability revaluation adjustment	(12.8)%	—%	—%
Interest expense	(10.2)%	(12.1)%	(9.3)%
Dividends from foreign subsidiaries	—%	—%	0.3%
Adjustment to liabilities for uncertain tax positions	(1.2)%	0.9%	(0.4)%
Change in valuation allowance	1.1%	(0.6)%	(3.4)%
Effect of foreign operations	(4.0)%	(0.7)%	(1.0)%
Effect of changes in tax law	86.4%	—%	(0.5)%
Effect of income from non-controlling interest	(1.3)%	—%	—%
Other	(1.4)%	(0.2)%	(0.5)%
Effective income tax rate for continuing operations	93.5%	25.3%	23.2%

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

14) Income Taxes (cont.)

On November 16, 2017, the U.K. Finance (No.2) Bill 2017 (the “Finance Bill”) received Royal Assent and enacted amendments to the hybrid mismatch rules which are effective from July 13, 2017. Accordingly, the Company has recognized incremental U.K. taxes of $2.7 million in 2017 due to reduced benefits from its intercompany financing arrangements as of the effective date.

During 2017, the Company recorded an additional $3.1 million valuation allowance against its state net operating loss carryforwards as management concluded it is unlikely the tax benefits will be realized largely due to Pennsylvania legislation enacted during 2017 which limits the Company’s annual usage of net operating losses within the state.

During 2015 and 2016, the Company released $2.0 million and $0.9 million of its valuation allowance relating to state net operating loss carryforwards as management has concluded that the tax benefits will be realized due to increases of income apportioned to the applicable states.
During 2015, the Company released $4.5 million of its valuation allowance relating to foreign tax credit carryforwards, as management has concluded that the tax benefits will be realized primarily due to forecasted taxable income resulting from the utilization of substantially all the Company’s remaining federal net operating loss carryforwards.  As of December 31, 2017 the Company has fully realized its deferred tax asset for foreign tax credit carryforwards.
In general, it is the practice and intention of the Company to reinvest earnings of its non-U.S. subsidiaries in those operations. Management has no intention of repatriating earnings of its non-U.S. subsidiaries in the foreseeable future. At December 31, 2017, the Company has not recorded any deferred tax liabilities relating to additional taxes such as foreign withholding and state taxes which could arise on the repatriation of unremitted earnings of its non-U.S. subsidiaries.
U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and is effective January 1, 2018. The Tax Act enacted various measures of domestic corporate tax reform that were impactful to the Company including reduction of the federal statutory corporate tax rate from 35% to 21%, limitations on the deductibility of interest expense and introduced several measures of international tax reform including the one-time tax on mandatory deemed repatriation of non-U.S. earnings.

In accordance with ASC 740-10-45-15, the Company has recognized the effect of the tax law in the period of enactment. As a result of the enactment of the Tax Act, the Company has recognized a one-time tax charge of approximately $122.7 million during 2017, which has increased the Company’s overall effective tax rate for the period, predominately related to the Company’s revaluation of its deferred tax assets to the reduced federal statutory corporate tax rate of 21%.

The amounts owed by the Company to OM plc at December 31, 2017 under the Deferred Tax Asset Deed were reduced by $51.8 million due to enactment of the Tax Act. The revaluation of the deed has been reflected as a component of income from continuing operations before taxes.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

14) Income Taxes (cont.)

Status of the Company’s Assessment

Passage of the Tax Act represents the first major tax reform to the U.S. federal corporate income tax system in over thirty years. The newly introduced domestic and international provisions require the gathering and aggregation of new information and performance of complex computations not routinely performed by the Company in the past.
Due to the rapid development of U.S. tax reform in the fourth quarter of 2017, substantial regulatory and interpretive guidance from the U.S. Department of Treasury and other applicable taxing authorities has not been released yet, although it is expected to be forthcoming.

The SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to assist companies by addressing some of the uncertainty in applying ASC 740 with respect to 2017 financial statements. Under SAB 118, the Company is permitted to provide provisional amounts for recording the tax effects of the enacted tax law during a specified measurement period, ending one year after the enactment date.

Accordingly, the Company has provided provisional estimates on the effect of the Tax Act in its 2017 financial statements to the extent the necessary information is not available, prepared, or analyzed to accurately complete the tax accounting.

The Company determined reasonable estimates based on currently available information and published guidance, however the Company’s accounting for the effect of the Tax Act remains incomplete under SAB 118 with respect to the following:

Section 965 toll charge tax liability: The Company has determined a preliminary estimate of its Section 965 toll charge tax liability on the mandatory deemed repatriation of post-1986 undistributed foreign earnings of its non-U.S. subsidiaries. As of December 31, 2017, the Company has accrued income tax liabilities of $1.5 million relating to the toll charge. Starting in 2018, the liability will be paid over an eight-year period and will not accrue interest. The Company has made a reasonable estimate based on currently available information, however the accounting is incomplete and subject to finalization of estimates and amounts related to earnings and profits of its foreign subsidiaries and the filing of 2017 tax returns. U.S. Treasury regulations, administrative interpretations of the Tax Act may require further adjustments to the preliminary estimate.

The Company will continue to evaluate the Tax Act during the measurement period and record adjustments to provisional amounts in the period in which they are completed as information becomes available and further clarifying, interpretive guidance on the application of the tax law is released.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

14) Income Taxes (cont.)

Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company’s assets and liabilities.
The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2017	2016
Deferred tax assets:
Interest expense	$80.9	$150.5
Federal net operating loss	1.8	3.7
State net operating loss carry forwards	8.6	7.6
Investment in partnerships	140.3	140.1
Foreign tax credit carry forwards	—	9.1
Intangible assets	0.9	1.4
Employee compensation	8.9	16.5
Other	2.6	5.6
Cash flow hedge	5.1	5.9
Investments	0.1	—
Total deferred tax assets	249.2	340.4
Valuation allowance	(8.6)	(5.5)
Deferred tax assets, net of valuation allowance	240.6	334.9
Deferred tax liabilities:
Investments	—	2.2
Net deferred tax asset	$240.6	$332.7
Due to the enactment of the Tax Act, The Company has revalued its deferred tax assets and related liabilities as of the enactment date of December 22, 2017, resulting in a write-down of $121.1 million.

At December 31, 2017, the Company has tax attributes that carry forward for varying periods. The Company’s federal net operating loss carryforward of $8.5 million originated during 2004 and 2006 and will expire over a seven to nine-year period. State net operating losses of $160.8 million expire over a four to twelve-year period. The Company has recorded a valuation allowance in connection with state net operating loss carryforwards for which the Company believes it is more-likely-than-not that the tax benefits will not be recognized. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company’s ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence that is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2017, 2016, and 2015. As of December 31, 2017, management believes it is more likely than not that the balance of the deferred tax asset will be realized based on forecasted taxable income.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

14) Income Taxes (cont.)

A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2017	2016	2015
Balance as of January 1	$91.3	$93.5	$93.9
Additions based on current year tax positions	0.9	—	—
Reductions related to lapses of statutes of limitations	(3.5)	(2.2)	(0.4)
Balance as of December 31	$88.7	$91.3	$93.5
The Company’s liability for uncertain tax positions includes unrecognized benefits of $96.9 million and $96.4 million at December 31, 2017 and 2016, respectively, that if recognized would affect the effective tax rate on income from continuing operations.
The Company recognized $2.5 million, $3.6 million, and $1.4 million in interest and penalties in its income tax provision for the years ended December 31, 2017, 2016, and 2015, respectively. The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as income tax expense. The Company’s liability for uncertain tax benefits at December 31, 2017, 2016, and 2015 includes accrued interest and penalties of $8.6 million, $6.1 million and $2.8 million, respectively.
The Company believes that it is reasonably possible that a decrease of up to $46.0 million in unrecognized tax benefits may be necessary within the next twelve months, as the result of a lapse of statute of limitations.
The Company is periodically under examination by various taxing authorities. Examinations are inherently uncertain, may result in payment of additional taxes or the recognition of tax benefits and may be in process for extended periods of time. At December 31, 2017, there were no open examinations in process.
The Company and its subsidiaries file tax returns in U.K., U.S. federal, state, local and other foreign jurisdictions. As of December 31, 2017, the Company is generally no longer subject to income tax examinations by U.K., U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2007.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

15) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $60 million in co-investments with its Affiliates as of December 31, 2017. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of December 31, 2017, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2017, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2017.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

16) Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted average number of shares outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable ordinary shares, except when inclusion is antidilutive.

The calculation of basic and diluted earnings per ordinary share for the years ended December 31, 2017, 2016 and 2015 is as follows (dollars in millions, except per share data):

	2017	2016	2015
Numerator:
Net income attributable to controlling interests	$4.2	$126.4	$155.5
Less: Total income available to participating unvested securities(1)	(0.2)	(0.9)	(0.6)
Total net income attributable to ordinary shares	$4.0	$125.5	$154.9
Denominator:
Weighted-average ordinary shares outstanding—basic	110,708,598	119,236,370	120,000,000
Potential ordinary shares
Restricted stock units	672,544	283,743	497,997
Weighted-average ordinary shares outstanding—diluted	111,381,142	119,520,113	120,497,997
Earnings per ordinary share attributable to controlling interests:
Basic	$0.04	$1.05	$1.29
Diluted	$0.04	$1.05	$1.29

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

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
As of December 31, 2017 and 2016, a total of $95.1 million and $78.0 million, respectively, had been recorded as long-term compensation liabilities and a total of $95.2 million and $78.1 million had been invested under the Deferred Compensation and Voluntary Deferral plans, respectively. The change in the fair value of long-term compensation liabilities and the change in fair value of the assets invested under the Deferred Compensation and Voluntary Deferral plans was $9.0 million and $9.0 million, respectively, for the year ended December 31, 2017, $2.4 million and $2.4 million, respectively, for the year ended December 31, 2016, and $0.6 million, and $0.5 million, respectively, for the year ended December 31, 2015. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 of $14.8 million, $12.3 million and $12.5 million, respectively.
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
December 31, 2017 and 2016

18) Equity-based Compensation (cont.)

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
The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2017	2016	2015
Balance, beginning of period	$53.7	$38.5	$42.3
Amortization and revaluation of granted awards	135.8	15.6	0.2
Reclassification to profit interests award	—	—	(2.8)
Repurchases (cash settled)	(0.7)	(0.4)	(1.2)
Balance, end of period	$188.8	$53.7	$38.5
Equity-settled corporate awards
OM Asset Management equity incentive plan
In connection with the IPO, certain employees who held unvested OM plc restricted shares were given the opportunity to exchange their OM plc restricted shares for restricted shares of OMAM held by OM Group (UK) Limited with vesting conditions similar to those to which they were currently subject. These restricted shares were awarded to employees as part of the annual incentive process and a one-time Value Incentive Plan. This exchange program was intended to provide employees who elected to participate with restricted share awards of OMAM ordinary shares of equivalent value to the OM plc restricted shares they currently held. The exchange valued OMAM ordinary shares at the price sold to investors in the IPO. The exchange valued OM plc’s ordinary shares using the weighted-average sale price over the three consecutive trading days on the London Stock Exchange up to and including the date of the exchange. The exchange occurred following the effectiveness of the OMAM registration statement on October 8, 2014. OM Group (UK) Limited transferred 559,709 unvested restricted OM Asset Management ordinary shares (Equivalent to 5,914,981 OM plc restricted shares) to employees as part of this exchange program. These awards have vested in prior years and the impact to the periods presented is not material.
Prior to the Offering, two equity plans were implemented at OMAM; one for the employees and one for non-executive directors. The plans are maintained to provide equity based compensation arrangements, including restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance based restricted stock awards (“Performance-based RSAs”) and performance based restricted stock units (“Performance-based RSUs”). Equity ownership encourages employees and directors to act in the best long-term interests of the Company.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

18) Equity-based Compensation (cont.)

Compensation expense recognized by the Company for the year ended December 31, 2017, 2016, and 2015 in relation to these plans was $14.6 million, $13.1 million, and $11.8 million respectively. The related income tax benefit recognized for years ended December 31, 2017, 2016 and 2015 was $5.7 million, $5.1 million and $4.6 million respectively. Unamortized compensation expense related to unvested RSAs, RSUs, Performance-based RSAs and Performance-based RSUs at December 31, 2017 of $6.1 million is expected to be recognized over a weighted-average period of 1.7 years. The grant date for annual awards granted in 2017 is deemed to be January 1, 2016. It is anticipated that the annual awards for 2017 with a fair value of $5.0 million will be granted during 2018 with a deemed grant date of January 1, 2017.
The following summarizes the grant date fair value of the instruments granted by the Company during the year ended December 31:

	2017		2016		2015
OM Asset Management plc awards	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value
RSAs	342,637	$15.13	506,640	$10.89	559,709	$17.60
RSUs	51,779	14.45	54,556	11.25	47,055	17.65
Performance-based RSAs	175,586	10.26	—	—	—	—
Performance-based RSUs	—	—	189,335	10.92	451,657	24.65
Grants of restricted shares in OM Asset Management plc
The following table summarizes the activity related to restricted share awards:

	2017		2016		2015
OM Asset Management plc RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	1,375,201	$13.77	1,566,647	$15.28	1,212,766	$14.00
Converted during the year	—	—	—	—	—	—
Granted during the year	342,637	15.13	506,640	10.89	559,709	17.60
Forfeited during the year	(802)	17.65	(7,288)	13.65	(2,128)	17.65
Exercised during the year	(1,294,109)	13.97	(680,573)	15.10	(203,700)	14.00
Other transfers	—	—	(10,225)	14.00	—	—
Outstanding at end of the year	422,927	$14.26	1,375,201	$13.77	1,566,647	$15.28
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted shares granted to employees. Restricted shares under the plan generally have a vesting period of one to three years.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

18) Equity-based Compensation (cont.)

Grants of restricted stock units in OM Asset Management plc
The following table summarizes the activity related to restricted stock units:

	2017		2016		2015
OM Asset Management plc RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	85,923	$13.59	47,055	$17.65	—	$—
Granted during the year	51,779	14.45	54,556	11.25	47,055	17.65
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	(61,479)	12.93	(15,688)	17.65	—	—
Other transfers	—	—	—	—	—	—
Outstanding at end of the year	76,223	$14.70	85,923	$13.59	47,055	$17.65
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted shares granted to employees. Restricted stock units under the plan generally have a vesting period of one to three years.
Grants of Performance-based restricted stock awards in OM Asset Management plc
The following table summarizes the activity related to performance-based restricted stock awards:

	2017		2016		2015
OM Asset Management plc Performance-based RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	—	$—	—	$—	—	$—
Granted during the year	175,586	10.26	—	—	—	—
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	—	—	—	—	—	—
Other transfers	—	—	—	—	—	—
Outstanding at end of the year	175,586	$10.26	—	$—	—	$—

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

18) Equity-based Compensation (cont.)

The Performance-based RSAs granted by the Company have a market vesting condition; therefore a Monte-Carlo simulation model was used to determine the fair value of the restricted units granted to employees. Significant assumptions utilized in the Monte-Carlo simulation model include assumed reinvestment of dividends, a risk-free interest rate of 1.57%, and an expected volatility of 28.19%. Restricted units under the plan have a vesting period of three years.
Grants of Performance-based restricted stock units in OM Asset Management plc
The following table summarizes the activity related to performance-based restricted stock units:

	2017		2016		2015
OM Asset Management plc Performance-based RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	640,992	$20.59	451,657	$24.65	—	—
Granted during the year	—	—	189,335	10.92	451,657	24.65
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	—	—	—	—	—	—
Other transfers	—	—	—	—	—	—
Outstanding at end of the year	640,992	$20.59	640,992	$20.59	451,657	$24.65
The Performance-based RSUs granted by the Company have a market vesting condition; therefore a Monte-Carlo simulation model was used to determine the fair value of the restricted units granted to employees. Significant assumptions utilized in the Monte-Carlo simulation model include assumed reinvestment of dividends, a risk-free interest rate of 1.57%, and an expected volatility of 28.19%. Restricted units under the plan have a vesting period of three years.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

18) Equity-based Compensation (cont.)

OM plc equity compensation plans
OM plc maintains various equity-based compensation arrangements, including stock options and restricted stock awards, in which the Company’s employees participated in the periods presented. The cost of these equity-based programs has been included in the Company’s financial results where applicable. Compensation expense recognized by the Company in respect of these arrangements was $0.0 million for the year ended December 31, 2017, $0.1 million for the year ended December 31, 2016, and $0.5 million for the year ended December 31, 2015. A corresponding capital contribution was recognized in each period. The related income tax benefit recognized for the years ended December 31, 2017, 2016, and 2015 was $0.0 million, $0.0 million, and $0.2 million, respectively.
The following disclosures represent the Company’s portion of the various equity compensation arrangements maintained by OM plc in which the Company’s employees participated.
The following table summarizes the activity related to restricted shares.

	2017			2016			2015
	Number of shares	Weighted average grant date fair value per share GBP	Weighted average grant date fair value per share USD	Number of shares	Weighted average grant date fair value per share GBP	Weighted average grant date fair value per share USD	Number of shares	Weighted average grant date fair value per share GBP	Weighted average grant date fair value per share USD
Outstanding at the beginning of the year	155,132	£2.03	$2.53	209,801	£2.00	$3.00	682,346	£1.77	$2.92
Granted during the year	—	—	—	—	—	—	—	—	—
Forfeited during the year	—	—	—	(8,885)	2.03	2.53	—	—	—
Exercised during the year	(155,132)	2.03	2.72	(113,559)	1.98	2.47	(472,545)	1.67	2.50
Other transfers	—	n/a	n/a	67,775	n/a	n/a	—	0	—
Outstanding at the end of the year	—	£—	$—	155,132	£2.03	$2.53	209,801	£2.00	$3.00

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

19) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (in millions):

	For the year ended December 31, 2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation	$2.9	$—	$2.9
Change in net realized and unrealized gain (loss) on derivative securities	2.6	(0.8)	1.8
Other Comprehensive income (loss)	$5.5	$(0.8)	$4.7

	For the year ended December 31, 2016
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(3.2)	$—	$(3.2)
Change in net realized and unrealized gain (loss) on derivative securities	(24.6)	4.3	(20.3)
Other comprehensive income (loss)	$(27.8)	$4.3	$(23.5)

	For the year ended December 31, 2015
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(1.5)	$—	$(1.5)
Change in net realized and unrealized gain (loss) on derivative securities	(8.2)	1.6	(6.6)
Other comprehensive income (loss)	$(9.7)	$1.6	$(8.1)
The components of accumulated other comprehensive income (loss) for the years ended December 31, 2017 and 2016 were as follows (in millions) including proportions attributable to non-controlling interests:

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2015	$3.8	$(6.6)	$(2.8)
Other comprehensive income (loss)	(3.2)	(20.3)	(23.5)
Balance, as of December 31, 2016	$0.6	(26.9)	$(26.3)
Other comprehensive income (loss)	2.9	1.8	4.7
Balance, as of December 31, 2017	$3.5	$(25.1)	$(21.6)
The Company reclassified $2.6 million, $1.1 million, and $0.6 million from accumulated other comprehensive income (loss) to interest expense on the Consolidated Statements of Income for the twelve months ended December 31, 2017, 2016 and 2015 respectively.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

20) Non-controlling interests
Non-controlling interests on the Consolidated Balance Sheets include capital and undistributed profits of certain entities that are consolidated, but not 100% owned, which amounted to $1.3 million at December 31, 2017 and $1.0 million at December 31, 2016.
Non-controlling interests in consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated Funds in the Consolidated Statements of Operations is comprised of the net income or loss and net gains and losses allocated to equity-holders, other than OMAM, of consolidated Funds. For the years ended December 31, 2017, 2016 and 2015 this net income (loss) was $4.9 million, $(0.2) million, and $0.0 million, respectively. Non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are restricted in their ability to redeem their interests, which amounted to $50.6 million at December 31, 2017, and $0.0 million at December 31, 2016.
Redeemable non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are not restricted in their ability to redeem their interests, which amounted to $44.0 million at December 31, 2017, and $5.5 million at December 31, 2016.
21) Derivatives and Hedging
Cash flow hedge
In July 2015, the Company entered into a $300.0 million notional Treasury rate lock contract which was designated and qualified as a cash flow hedge. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. In November 2015, at the Treasury rate lock termination date, the Company de-designated the Treasury rate lock and entered into an extension for the same $300.0 million notional through early July 2016. In July 2016, the Company entered into a second extension to the Treasury rate lock in conjunction with the issuances of the previously forecasted debt. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of$(34.4) million, was settled. Refer to Note 13, Borrowings and Debt, for additional information on the debt issuances.
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

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

21) Derivatives and Hedging (cont.)

Amounts recorded in accumulated other comprehensive income in connection with the settled Treasury rate lock were $2.6 million, net of tax of $(0.8) million for the year ended December 31, 2017. As of December 31, 2017, the balance in accumulated other comprehensive income (loss) in connection with the Treasury rate lock contract amounted to $(25.1) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $2.6 million and $1.1 million have been reclassified for the years ended December 31, 2017, and 2016, respectively. During the next twelve months the Company expects to reclassify approximately $2.8 million to interest expense.
Derivatives of consolidated Funds
In the normal course of business, the Company’s consolidated Funds may enter into transactions involving derivative financial instruments in connection with Funds’ investing activities. Derivative instruments may be used as substitutes for securities in which the Funds can invest; to hedge portfolio investments or to generate income or gain to the Funds. The Funds may also use derivatives to manage duration; sector and yield curve exposures and credit and spread volatility. Derivative financial instruments base their value upon an underlying asset, index or reference rate. These instruments are subject to various risks, including leverage, market, credit, liquidity and operational risks. The Funds manage the risks associated with derivatives on an aggregate basis, along with the risks associated with its trading and as part of its overall risk management policies.
22) Discontinued Operations and Restructuring
All of the Company’s discontinued operations were wound down or transferred to OM plc prior to 2016.
The Company recognized a gain (loss) on disposal, net of taxes, of $(0.1) million, $6.2 million, and $0.8 million, with basic and diluted discontinued operations earnings per share of $0.00, $0.07, and $0.01 for the years ended December 31, 2017, 2016 and 2015, respectively. Gains and losses on disposal of discontinued operations represent the Company’s rights or obligations related to contractual residual interests in previously discontinued operations.
Liabilities associated with discontinued operations and restructuring included in other liabilities on the Company’s Consolidated Balance Sheets are summarized as follows as of December 31 (in millions):

	2017	2016
Beginning balance at January 1	$1.1	$4.1
Abandoned lease liability principal payments	(0.8)	(1.1)
Adjustment to sub-lease arrangement on abandoned lease	0.1	0.2
Drawdowns on committed funding	—	(2.1)
Ending balance at December 31	$0.4	$1.1
No additional costs are expected to be incurred in connection with discontinued operations for the events described above.

OM Asset Management plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016

23) Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2017 and 2016 ($ in millions, unless otherwise noted):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$196.2	$218.8	$223.2	$249.2
Operating income	23.5	12.9	8.3	26.3
Income from continuing operations before income taxes	28.0	14.6	14.8	84.6
Net income (loss)	22.3	13.6	19.9	(46.7)
Net income (loss) attributable to controlling interests	21.4	12.9	18.7	(48.8)
Basic earnings (loss) per share ($)	$0.19	$0.12	$0.17	$(0.45)
Diluted earnings (loss) per share ($)	$0.19	$0.11	$0.17	$(0.45)
Basic shares outstanding (in millions)	113.5	111.3	109.0	109.0
Diluted shares outstanding (in millions)	114.4	111.8	109.7	109.0 (1)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$149.6	$156.5	$170.8	$186.6
Operating income	41.0	44.0	40.2	30.4
Income from continuing operations before income taxes	44.0	48.0	41.7	27.1
Net income	30.8	36.3	34.0	25.1
Net income attributable to controlling interests	30.8	36.3	34.0	25.3
Basic earnings per share ($)	$0.26	$0.30	$0.28	$0.21
Diluted earnings per share ($)	$0.26	$0.30	$0.28	$0.21
Basic shares outstanding (in millions)	120.0	119.4	119.3	118.2
Diluted shares outstanding (in millions)	120.0	119.6	119.7	118.8

(1)	During periods of net loss, diluted shares are the same as basic shares.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2017. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP, an independent registered public accounting firm, has audited the financial statements that are included in this Annual Report on Form 10-K and expressed an opinion thereon. KPMG LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of December 31, 2017, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
On February 26, 2018, OMAM Affiliate Holdings LLC, a subsidiary of ours, entered into the Seventh Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, or the Amended and Restated Acadian LLC Agreement.  The Amended and Restated Acadian LLC Agreement amends and restates the existing LLC Agreement of Acadian to (i) update certain defined terms and reference no longer applicable due to the fact that OM plc no longer holds a substantial ownership position in us; (ii) amend certain governance provisions; and (iii) create a new class of profits interests to incentivize management of Acadian by participating in certain growth initiatives of Acadian.
On February 26, 2018, OMAM Intermediary (BHMS), LLC, a subsidiary of ours, entered into the Amended and Restated Limited Liability Company Agreement of Barrow, Hanley, Mewhinney & Strauss, LLC, or the Amended and Restated BHMS LLC Agreement.  The Amended and Restated BHMS LLC Agreement amends and restates the existing Barrow, Hanley, Mewhinney & Strauss, LLC Agreement to (i) update certain defined terms and references no longer applicable due to the fact that OM plc no longer holds a substantial ownership position in us and (ii) amend certain governance provisions.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders.

Item 11.    Executive Compensation.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders.

Item 14.    Principal Accountant Fees and Services.
The information required by this Item is set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders.

PART IV
Item 15.    Exhibits, Financial Statements Schedules.

(1)	Financial Statements: The information required by this Item is contained in Item 8 of Part II of this report.

(2)	Financial Statement Schedules: None

(3)	Exhibits:

Exhibit No.	Description
2.1
Purchase Agreement, dated June 13, 2016, by and among OMAM Inc.; OMAM (2016 Newco) LLC; Landmark Partners LLC; LMRK Intermediary, Inc. and the sellers named therein, incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 20, 2016.

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

Exhibit No.		Description
10.2		OM Asset Management plc Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.3
Co-Investment Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2014.

10.4
Intellectual Property License Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and Old Mutual Life Assurance Company (South Africa) Ltd., incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 20, 2014.

10.5
Deferred Tax Asset Deed, dated October 8, 2014, by and between OM Asset Management plc and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 20, 2014.

10.6
Registration Rights Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 20, 2014 (as assigned to HNA Capital (U.S.) Holding LLC.

10.7
 Shareholder Agreement, dated October 8, 2014, by and between OM Asset Management plc and Old Mutual plc, incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed on October 20, 2014 (certain provisions of which were assigned to HNA Capital (U.S.) Holding LLC).

10.8		Form of Deed of Indemnity for Directors, incorporated herein by reference to Exhibit 10.11 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.9	*	Amended and Restated Limited Liability Company Agreement of Barrow, Hanley, Mewhinney & Strauss, LLC, effective February 26, 2018.

10.10	*	Seventh Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective July 1, 2017.

10.11
OM Asset Management plc Non-Employee Directors’ Equity Incentive Plan, as Amended and Restated effective April 26, 2017, incorporated herein by reference to Appendix C to the Company’s Proxy Statement on Form 14A filed on April 3, 2017.

10.12		Form of Management Registration Rights Agreement, incorporated herein by reference to Exhibit 10.15 to Registration Statement No. 333-197106 on Form S-1 filed on September 10, 2014.

10.13		Form of Restricted Stock Unit Award Agreement for Employees, incorporated herein by reference to Exhibit 10.17 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.14		Form of Restricted Stock Award Agreement for Employees, incorporated herein by reference to Exhibit 10.16 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

10.15
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

Exhibit No.		Description
10.16
Form of Restricted Stock Unit Award Agreement for Canadian Employees, incorporated herein by reference to Exhibit 10.19 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.17
Form of Restricted Stock Unit Award Agreement for Hong Kong Employees, incorporated herein by reference to Exhibit 10.20 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.18		Form of Restricted Stock Unit Award Agreement for U.K. Employees, incorporated herein by reference to Exhibit 10.21 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

10.19		Form of Deed poll Instrument, incorporated herein by reference to Exhibit 10.22 to Registration Statement No. 333-197106 on Form S-1 filed on October 6, 2014.

10.20
Heads of Agreement, dated as of June 13, 2016, among OM Asset Management plc and OM Group (UK) Limited, amending the Deferred Tax Asset Deed, dated September 29, 2014, incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 14, 2016.

10.21
First Amendment dated September 1, 2015 to the Revolving Credit Agreement dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A., incorporated herein by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.22
Second Amendment dated March 1, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A., incorporated herein by reference to Quarterly Report on Exhibit 10.27 to Form 10-Q filed on August 9, 2016.

10.23
Third Amendment dated August 3, 2016 to the Revolving Credit Agreement, as amended, dated as of October 15, 2014 by and among OM Asset Management plc and Citibank, N.A., incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.24		Form of Transition Severance Agreement, incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q, filed on November 9, 2017

10.25		Employment Agreement with Stephen H. Belgrad, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 1, 2018

21.1	*	Subsidiaries of OM Asset Management plc

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description
32.2	*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) the Consolidated Statement of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OM Asset Management plc
Dated:	February 27, 2018

		By:	/s/ James J. Ritchie
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

Signature	Title	Date

/s/ JAMES J. RITCHIE
James J. Ritchie	Chairman of the Board	February 27, 2018

/s/ STEPHEN H. BELGRAD
Stephen H. Belgrad	Director	February 27, 2018

/s/ ROBERT J. CHERSI
Robert J. Chersi	Director	February 27, 2018

/s/ KYLE PRECHTL LEGG
Kyle Prechtl Legg	Director	February 27, 2018

/s/ SUREN RANA
Suren Rana	Director	February 27, 2018

/s/ BARBARA TREBBI
Barbara Trebbi	Director	February 27, 2018

/s/ GUANG YANG
Guang Yang	Director	February 27, 2018

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

OM Asset Management plc Notes to Consolidated Financial Statements December 31, 2017 and 2016

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