Form 10-Q
period 2018-03-31
BrightSphere Investment Group plc
filed 2018-05-10
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-36683

BRIGHTSPHERE Investment Group plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1179929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Millennium Bridge House 2 Lambeth Hill London, United Kingdom	EC4V 4GG
(Address of principal executive offices)	(Zip Code)
 +44-20-7002-7000
(Registrant’s telephone number, including area code)
OM Asset Management plc
(Former name, former address and former fiscal year, if changed since last report)
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of May 4, 2018 was 108,863,467.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$177.1	$186.3
Investment advisory fees receivable	211.5	208.3
Income taxes receivable	—	30.0
Fixed assets, net	41.7	41.7
Investments (includes balances reported at fair value of $205.7 and $182.6)	207.9	244.4
Acquired intangibles, net	76.7	78.3
Goodwill	274.6	274.6
Other assets	54.9	33.6
Deferred tax assets	246.7	240.6
Assets of consolidated Funds:
Cash and cash equivalents, restricted	12.6	14.1
Investments, at fair value	126.3	136.7
Other assets	5.4	3.1
Total assets	$1,435.4	$1,491.7
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$36.0	$54.9
Accrued incentive compensation	91.6	186.1
Due to OM plc	53.7	59.1
Other compensation liabilities	537.1	479.0
Accrued income taxes	100.7	96.2
Non-recourse borrowings	—	33.5
Third party borrowings	392.9	392.8
Other liabilities	7.9	8.3
Liabilities of consolidated Funds:
Accounts payable and accrued expense	4.5	2.5
Securities sold, not yet purchased, at fair value	0.7	7.9
Other liabilities	1.1	0.1
Total liabilities	1,226.2	1,320.4
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	37.2	44.0
Equity:
Ordinary shares (nominal value $0.001; 110,509,082 and 109,720,358 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	142.8	96.9
Accumulated other comprehensive loss	(20.2)	(21.6)
Non-controlling interests	1.4	1.3
Non-controlling interests in consolidated Funds	47.9	50.6
Total equity and redeemable non-controlling interests in consolidated Funds	209.2	171.3
Total liabilities and equity	$1,435.4	$1,491.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Management fees	$245.0	$195.7
Performance fees	2.0	0.2
Other revenue	2.5	0.1
Consolidated Funds’ revenue	0.2	0.2
Total revenue	249.7	196.2
Operating expenses:
Compensation and benefits	189.2	142.8
General and administrative expense	29.5	25.6
Amortization of acquired intangibles	1.6	1.6
Depreciation and amortization	3.4	2.5
Consolidated Funds’ expense	0.4	0.2
Total operating expenses	224.1	172.7
Operating income	25.6	23.5
Non-operating income and (expense):
Investment income	66.1	6.1
Interest income	0.5	0.1
Interest expense	(6.3)	(5.9)
Net consolidated Funds’ investment gain (loss)	(2.4)	4.2
Total non-operating income	57.9	4.5
Income from continuing operations before taxes	83.5	28.0
Income tax expense	28.7	5.6
Income from continuing operations	54.8	22.4
Gain (loss) on disposal of discontinued operations, net of tax	—	(0.1)
Net income	54.8	22.3
Net income (loss) attributable to non-controlling interests in consolidated Funds	(2.5)	0.9
Net income attributable to controlling interests	$57.3	$21.4

Earnings per share (basic) attributable to controlling interests	$0.52	$0.19
Earnings per share (diluted) attributable to controlling interests	0.52	0.19
Continuing operations earnings per share (basic) attributable to controlling interests	0.52	0.19
Continuing operations earnings per share (diluted) attributable to controlling interests	0.52	0.19
Weighted average ordinary shares outstanding	109.4	113.5
Weighted average diluted ordinary shares outstanding	109.6	114.4

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$54.8	$22.3
Other comprehensive income:
Valuation and amortization related to derivative securities, net of tax	0.6	0.2
Foreign currency translation adjustment	0.8	0.8
Total other comprehensive income	1.4	1.0
Comprehensive income attributable to non-controlling interests in consolidated Funds	(2.5)	0.9
Total comprehensive income attributable to controlling interests	$58.7	$22.4

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2018 and 2017
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficit)	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2016	114.1	$0.1	$190.2	$(26.3)	164.0	$1.0	$—	$165.0	$5.5	$170.5
Issuance of ordinary shares	0.6	—	—	—	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—	—	—	3.7	3.7
Equity-based compensation	—	—	3.5	—	3.5	—	—	3.5	—	3.5
Foreign currency translation adjustment	—	—	—	0.8	0.8	—	—	0.8	—	0.8
Amortization related to derivatives securities, net of tax	—	—	—	0.2	0.2	—	—	0.2	—	0.2
Dividends	—	—	(9.3)	—	(9.3)	—	—	(9.3)	—	(9.3)
Net income	—	—	21.4	—	21.4	—	—	21.4	0.9	22.3
March 31, 2017	114.7	$0.1	$205.8	$(25.3)	$180.6	$1.0	$—	$181.6	$10.1	$191.7

December 31, 2017	109.7	0.1	96.9	(21.6)	75.4	1.3	50.6	127.3	44.0	171.3
Issuance of ordinary shares	1.0	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(0.2)	—	(2.6)	—	(2.6)	—	—	(2.6)	—	(2.6)
Capital contributions (redemptions)	—	—	(0.1)	—	(0.1)	—	—	(0.1)	0.1	—
Equity-based compensation	—	—	1.3	—	1.3	—	—	1.3	—	1.3
Foreign currency translation adjustment	—	—	—	0.8	0.8	—	—	0.8	—	0.8
Amortization related to derivative securities, net of tax	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Business acquisition	—	—	—	—	—	0.1	—	0.1	—	0.1
Net consolidation of Funds	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Dividends	—	—	(10.0)	—	(10.0)	—	—	(10.0)	—	(10.0)
Net income	—	—	57.3	—	57.3	—	(2.7)	54.6	0.2	54.8
March 31, 2018	110.5	0.1	142.8	(20.2)	122.7	1.4	47.9	172.0	37.2	209.2

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$54.8	$22.3
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	2.5	(0.9)
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
(Gain) loss on disposal of discontinued operations, excluding consolidated Funds	—	0.1
Amortization of acquired intangibles	1.6	1.6
Depreciation and other amortization	3.4	2.5
Amortization of debt-related costs	0.8	0.8
Amortization and revaluation of non-cash compensation awards	51.9	35.8
Net earnings from Affiliates accounted for using the equity method	(0.6)	(2.3)
Gain on sale of investment in Affiliate	(65.7)	—
Deferred income taxes	(6.9)	(1.0)
(Gains) losses on other investments	(0.4)	(10.5)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and amounts due from related parties	(2.7)	(0.9)
(Increase) decrease in other receivables, prepayments, deposits and other assets	28.6	4.1
Increase (decrease) in accrued incentive compensation, amounts due to related parties and other liabilities	(87.9)	(59.2)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(14.2)	(9.1)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	(34.8)	(16.7)
Net income attributable to non-controlling interests in consolidated Funds	(2.5)	0.9
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash provided by (used in) operating activities from continuing operations of consolidated Funds:

(Gains) losses on other investments	2.4	(0.8)
(Increase) decrease in receivables and other assets	(2.8)	(0.2)
Increase (decrease) in accounts payable and other liabilities	2.6	(0.4)
Net cash flows from operating activities of continuing operations of consolidated Funds	(0.3)	(0.5)
Net cash flows from operating activities of continuing operations	(35.1)	(17.2)
Net cash flows from operating activities of discontinued operations	—	0.1
Total net cash flows from operating activities	(35.1)	(17.1)
Cash flows from investing activities:
Purchase of fixed assets	(3.4)	(3.9)
Proceeds from sale of investment in Affiliate	100.0	—
Business acquisitions, net of cash acquired	—	(1.9)
Purchase of investment securities	(47.2)	(6.8)
Sale of investment securities	26.9	57.9
Cash flows from investing activities of consolidated Funds
Purchase of investments	(38.3)	(16.3)
Redemption of investments	36.9	13.1
Net cash flows from investing activities of continuing operations	74.9	42.1
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	74.9	42.1

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Repayment of non-recourse borrowings	(33.5)	—
Payment to OM plc for co-investment redemptions	—	(3.7)
Dividends paid to shareholders	(7.5)	(4.5)
Dividends paid to related parties	(2.5)	(4.7)
Payment to OM plc for promissory notes	(4.5)	—
Repurchases of ordinary shares	(2.6)	—
Cash flows from financing activities of consolidated Funds
Redeemable non-controlling interest capital raised	0.1	3.7
Net cash flows from financing activities of continuing operations	(50.5)	(9.2)
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	(50.5)	(9.2)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	(10.7)	15.8
Cash and cash equivalents at beginning of period	200.4	102.3
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$189.7	$118.1

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$9.4	$10.8
Income taxes paid	1.1	2.4
De-consolidation of Funds	(7.1)	—

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business

BrightSphere Investment Group plc (“BrightSphere,” “BSIG” or the “Company”), through its subsidiaries, is a global asset management business with interests in a diverse group of boutique investment management firms (the “Affiliates”) individually headquartered in the United States. The Company provides investment management services globally to predominantly institutional investors, in asset classes that include U.S. and global equities, fixed income, alternative assets, real estate, timber and secondary Funds. Fees for services are largely asset-based and, as a result, the Company’s revenue fluctuates based on the performance of financial markets and investors’ asset flows in and out of the Company’s products.
The Company’s Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with its Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. BSIG and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in alignment of BSIG and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The Company operates in one reportable segment.
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and December 31, 2017, the Company and/or OM plc completed a series of transactions in the Company’s shares to reduce OM plc’s holdings in the Company to under 0.1% of the Company’s outstanding ordinary shares. Included in these transactions was a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA Capital US (“HNA”). At March 31, 2018, HNA owned 24.7% of the Company’s outstanding ordinary shares.
On March 2, 2018, the Company announced the change of its name from OM Asset Management plc to BrightSphere Investment Group plc.

BrightSphere Investment Group plc
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
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018. The Company’s significant accounting policies, which have been consistently applied, are summarized in those Financial Statements.
Revenue recognition
Revenue from contracts with customers
In the first quarter of 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to all contracts. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company applied the five step method outlined in the ASC 606 to all revenue streams.
The Company’s consolidated revenue recorded pursuant to ASC 606 is recognized over time and primarily consists of management fees, performance fees and certain reimbursement of costs from funds. Management fees are typically billed monthly or quarterly by Affiliates for managing the assets of clients.
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

For each one of its contracts with customers, the Company identifies one or more performance obligations within the contract and then, for each performance obligation, determines if it is a principal (where the nature of its promise is to provide a specified good or service itself) or an agent (where the nature of its promise is to arrange for a good or service to be provided by another party). In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, if the Company is acting as a principal, the reimbursement is recorded on a gross basis and if the Company is acting as an agent, the reimbursement is recorded on a net basis.
Certain Funds reimburse the Company’s Affiliates for certain expenses where the Affiliate is acting as a principal, primarily for compensation expense for field office personnel at several Timber Funds. Revenue from expense reimbursement is accrued at cost as the corresponding reimbursable expenses are incurred and is recorded in other income in the Company’s Condensed Consolidated Statements of Operations.
Revenue from other sources
Other income and revenues also includes interest income on cash and cash equivalents of Funds and revenue from marketing, distribution and consulting services.
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
Valuation of investments held at cost
In the first quarter of 2018, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall, (“ASU 2016-01”). In adopting ASU 2016-01, the Company changed the methodology in how it records unconsolidated investments in Timber Funds, from historical cost less depletion to fair value, based upon the Company’s proportionate share of the underlying net asset value.
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
The Company operates longer term profit-interest plans whereby certain Affiliate key employees are granted (or have a right to purchase) awards representing a profits interest in their respective Affiliate, as distinct from an equity interest due to the lack of pari passu voting rights. Under these plans, the Company may award a portion of the aforementioned variable compensation arrangement through issuance of a profits interest in the Affiliate. The awards generally have a three- to five-year vesting period from the grant date, and the service period begins at the commencement of the financial period to which the variable compensation relates. Under these plans, Affiliate key employees are eligible to share in the profits of their respective Affiliates based on their respective percentage interest held.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

In addition, under certain circumstances, Affiliate key employees are eligible to receive a series of repurchase payments upon exiting the plans based on a multiple of the last twelve months profits of their respective Affiliate, as defined. Profits allocated and movements in the potential repurchase value, determined based on a fixed multiple times trailing twelve month profits, as defined, are recognized as compensation expense. Profit interests compensation liabilities are re-measured at each reporting date at the current trailing twelve month earnings multiple, with movements treated as compensation expense in the Company’s Condensed Consolidated Statements of Operations.
Share-based compensation plans
The Company recognizes the cost of all share-based payments to directors, senior management and employees, including grants of restricted stock, as compensation expense in the Condensed Consolidated Statements of Operations over the respective vesting periods.
Awards made under the Company’s equity plans are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded. Valuation of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is determined based on the Company’s closing share price as quoted on the New York Stock Exchange on the measurement date. For performance-based awards, a Monte-Carlo simulation model is used to determine the fair value. Key inputs for the model include: assumed reinvestment of dividends, risk-free interest rate and expected volatility. All excess tax benefits and deficiencies on share-based payment awards are recognized as income tax expense or benefit in the Condensed Consolidated Statements of Operations. In addition, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur and excess tax benefits or deficiencies are classified with other income tax cash flows as an operating activity in the Statement of Cash Flows. The Company recognizes forfeitures as they occur.
Awards of equity made to Affiliate key employees are accounted for as cash settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Condensed Consolidated Balance Sheet until the award is settled by the Company. The fair value of the liability is based on the expected cash to be paid. The liability is revalued at each reporting period, with any movements recorded within compensation expense.
Consolidation
Affiliates
The Company evaluates each of its Affiliates and other operating entities to determine the appropriate method of accounting. Generally, majority-owned entities or otherwise controlled investments in which the Company holds a controlling financial interest as the principal shareholder, managing member, or general partner are consolidated.
Funds
In the normal course of business, the Company’s Affiliates sponsor and manage certain investment vehicles (the “Funds”). The Company assesses consolidation requirements with respect to its Funds pursuant to ASC Topic 810, Consolidation, (“ASC 810”) relating to the consolidation of VIEs.

BrightSphere Investment Group plc
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments

Investments are comprised of the following as of the dates indicated (in millions):

	March 31, 2018	December 31, 2017
Investments of consolidated Funds held at fair value	$126.3	$136.7
Other investments held at fair value(1)	103.3	87.4
Investments related to long-term incentive compensation plans held at fair value	102.4	95.2
Total investments held at fair value	332.0	319.3
Equity-accounted investments in Affiliates	2.2	1.6
Investments in Affiliates carried at cost	—	53.8
Other investments carried at cost(1)	—	6.4
Total investments per Condensed Consolidated Balance Sheets	$334.2	$381.1

(1)	Other investments represent cost-basis investments made by one of our Affiliates, including investments in timber and timberlands.
In 2018, the Company transitioned to fair value recognition and presentation and these investments formerly carried at cost were reclassified from “other investments carried at cost” to “other investments held at fair value” in this table as of March 31, 2018. Also see Note 2.
In July 2017, the Company purchased any remaining seed capital investments covered by the seed capital management agreement, as amended (the “Seed Capital Management Agreement”) from OM plc for $63.4 million. BSIG financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by its seed capital holdings. See Note 7 for a further discussion of borrowings and debt.
In August 2017, the Company executed a non-binding term sheet to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, BSIG entered into a redemption agreement on November 17, 2017 and the Company reclassified its investment in Heitman to a cost method investment. The transaction closed on January 5, 2018. The carrying value of BSIG’s interest in Heitman as of December 31, 2017 was $53.8 million and is included in the “Investments in Affiliates carried at cost” line in the table above. BSIG will retain its co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments (cont.)

Investment income is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2018	2017
Investment return on equity-accounted investments in unconsolidated Funds	$—	$0.4
Realized and unrealized gains (losses) on other investments held at fair value	(0.2)	1.7
Investment return of held for sale investments	—	1.7
Total return on BSIG investments	(0.2)	3.8
Investment return on equity-accounted investments in Affiliates	0.6	2.3
Investment return of sale of Affiliates carried at cost	65.7	—
Total investment income per Condensed Consolidated Statement of Operations	$66.1	$6.1

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2018
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$71.9	$—	$—	$—	$71.9
Short-term investment funds	0.3	—	—	—	0.3
Other investments	—	4.1	—	48.2	52.3
Derivatives	1.7	0.1	—	—	1.8
Consolidated Funds total	73.9	4.2	—	48.2	126.3
Investments in separate accounts(2)	44.1	—	—	—	44.1
Investments related to long-term incentive compensation plans(3)	102.4	—	—	—	102.4
Investments in unconsolidated Funds(4)	—	—	6.3	52.9	59.2
BSIG total	146.5	—	6.3	52.9	205.7
Total fair value assets	$220.4	$—	$6.3	$52.9	$332.0
Liabilities of consolidated Funds(1)
Derivatives	$(0.6)	$(0.1)	$—	$—	$(0.7)
Consolidated Funds total	(0.6)	(0.1)	—	—	(0.7)
Total fair value liabilities	$(0.6)	$(0.1)	$—	$—	$(0.7)

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2017
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$83.8	$—	$—	$—	$83.8
Short-term investment funds	0.5	—	—	—	0.5
Other investments	0.4	—	—	51.5	51.9
Derivatives	0.3	0.2	—	—	0.5
Consolidated Funds total	85.0	0.2	—	51.5	136.7
Investments in separate accounts(2)	46.1	—	—	—	46.1
Investments related to long-term incentive compensation plans(3)	95.2	—	—	—	95.2
Investments in unconsolidated Funds(4)	—	—	—	41.3	41.3
BSIG total	141.3	—	—	41.3	182.6
Total fair value assets	$226.3	$0.2	$—	$92.8	$319.3

Liabilities of BSIG and consolidated Funds(1)
Common stock	$(7.2)	$—	$—	$—	$(7.2)
Derivatives	(0.5)	(0.2)	—	—	(0.7)
Consolidated Funds total	(7.7)	(0.2)	—	—	(7.9)
Total fair value liabilities	$(7.7)	$(0.2)	$—	$—	$(7.9)

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates. $126.3 million in assets and $0.7 million in liabilities at March 31, 2018 and $136.7 million in assets and $7.9 million in liabilities at December 31, 2017 are the result of the consolidation of Funds sponsored by the Company’s Affiliates.

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

BrightSphere Investment Group plc
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

(2)
Investments in separate accounts of $44.1 million at March 31, 2018 consist of approximately 7% of cash equivalents and 93% of equity securities. Investments in separate accounts of $46.1 million at December 31, 2017 consist of approximately 1% of cash equivalents and 99% of equity securities. The Company has valued these using the published price of the underlying securities as of the measurement date. Accordingly, the Company has classified these investments as Level I.

(3)
Investments related to long term compensation plans of $102.4 million and $95.2 million at March 31, 2018 and December 31, 2017, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The uncategorized amounts of $52.9 million and $41.3 million at March 31, 2018 and December 31, 2017, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds and UCITS. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eight years from March 31, 2018. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Not included in the above is $60.2 million at December 31, 2017 of investments carried at cost, including the Company’s investment in Heitman at December 31, 2017. In January, 2018, the Heitman sale transaction was completed and the Company recognized a pre-tax gain of $65.7 million during the quarter ended March 31, 2018.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

At January 1, 2018, the Company adopted the provisions of ASU 2016-01, discussed further in Note 2, resulting in a re-categorization of certain unconsolidated investments in Timber Funds from historical cost less depletion to fair market value. The Level III amount of $6.3 million at March 31, 2018 relates to investments in Timber Funds advised by Affiliates and is valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from their fair value presented.
The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the quarter (in millions):

Three Months Ended March 31, 2018
Level III financial assets
At beginning of the year	$—
Change in recognition based on adoption of ASU 2016-01	6.4
Total net fair value losses recognized in net income	(0.1)
Total Level III financial assets	$6.3

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	3/31/2018	12/31/2017
Assets
Investments at fair value	$126.3	$106.7
Other assets of consolidated Funds	18.0	16.8
Total Assets	$144.3	$123.5
Liabilities
Other liabilities of consolidated Funds	$6.3	$3.3
Total Liabilities	$6.3	$3.3
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2018	December 31, 2017
Unconsolidated VIE assets	$8,134.4	$6,001.1
Unconsolidated VIE liabilities	$4,892.2	$3,843.7
Equity interests on the Condensed Consolidated Balance Sheet	$21.9	$54.4
Maximum risk of loss(1)	$26.3	$58.5

(1)
Includes equity investments the Company has made or is required to make and any earned but uncollected management/incentive fees. The Company does not record performance/incentive allocations until the respective measurement period has ended.

In addition to the multiple unconsolidated VIE Funds, the Company determined that Heitman LLC, an Affiliate of the Company at December 31, 2017, was a VIE. The Company concluded that it was not the primary beneficiary of Heitman LLC because it did not hold the power to direct its most economically significant activities. The Company aggregated Heitman LLC with the Company’s other unconsolidated VIE Funds due to their similar risk profiles given that the risks and rewards are driven by changes in investment values and the Affiliates’ ability to manage those assets.
On January 5, 2018, the Company closed a transaction to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. As of March 31, 2018, the Company no longer has a variable interest in Heitman.
6) Related Party Transactions
OM plc was considered a related party of the Company through November 17, 2017, at which point OM plc sold all but a deminimus amount of the Company’s ordinary shares (see Note 1). OM plc historically provided the Company with various oversight services, including governance. These services have all been transitioned to the Company. Costs related to these services which (i) were directly attributable to the Company, (ii) were charged to the Company by OM plc and (iii) were paid to OM plc by the Company, have been recorded in the Company’s unaudited Condensed Consolidated Financial Statements and was $0.0 million and $0.3 million in the three months ended March 31, 2018 and 2017, respectively.
During 2016, the Company and OM plc agreed to amend the Deferred Tax Asset Deed. The initial payment to OM plc under the terms of the Deferred Tax Asset Deed, as amended, of $45.5 million was paid on June 30, 2017, however as a result of the Tax Act, no additional payments have been made pending the continued evaluation of the Tax Act’s impact on the value of the Deferred Tax Asset Deed. The reduction of the corporate tax rate and other provisions of the Tax Act resulted in a decrease to the Deferred Tax Asset Deed of approximately $51.8 million for the year ended December 31, 2017, however there remains a possibility for additional reductions pending continued evaluation of the Tax Act’s impact on the value of the Deferred Tax Asset Deed.

During 2016, the Company and OM plc agreed to amend the Seed Capital Management Agreement. As a result of the amendment, the Company purchased approximately $39.6 million of seed investments from OM plc in

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Related Party Transactions (cont.)

September 2016 and the remaining seed capital investments covered by the Seed Capital Management Agreement valued at $63.4 million in July 2017, financed in part by borrowings under a non-recourse loan facility (see Note 7) and two promissory notes due and paid as of March 31, 2018 in the amount of $4.5 million. Amounts owed to OM plc associated with the Co-investment Deed were $10.3 million at March 31, 2018, net of tax. As of March 31, 2018, the Company had recorded $2.8 million for redemptions and estimated taxes due under the Co-investment Deed. Amounts withheld in excess of the future tax liability will be payable to OM plc upon settlement.
During 2016, the Company made a loan to an equity-method Affiliate that was used to make co-investments in Affiliate Funds. Amounts due to the Company in connection with this loan are included in other assets on the Company’s Condensed Consolidated Balance Sheets and were $3.1 million and $3.6 million at March 31, 2018 and at December 31, 2017, respectively.
During the three months ended March 31, 2017, the Company paid dividends to OM plc of $4.7 million. During the three months ended March 31, 2018, the Company paid dividends to HNA of $2.5 million.
As the Company is a member of a group of related businesses, it is possible that the terms of certain related party transactions are not the same as those that would result from transactions with wholly unrelated parties.
7) Borrowings and Debt
The Company’s long-term debt facilities at March 31, 2018 were comprised of a revolving credit facility, non-recourse seed capital financing and long-term bonds.
Revolving Credit Facility
On October 15, 2014, the Company entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (as amended, the “Credit Facility”). Pursuant to the terms of the Credit Facility, the Company may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. Borrowings under the credit facility bear interest, at BSIG’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on its credit rating or (b) the London interbank offered rate for a period, at the Company’s election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based on its credit rating. In addition, the Company is charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount based on the Company’s credit rating.
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

At March 31, 2018 the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). The Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.3x and interest coverage ratio was 12.1x which includes $392.9 million of long-term bonds, and per the terms of the revolving credit facility excludes non-recourse debt (see below).
At December 31, 2017 the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). Including $392.8 million of long-term bonds (see below), the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.4x and interest coverage ratio was 11.5x.
Non-recourse seed capital facility
In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. BSIG financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by its seed capital holdings. The Company entered into this facility as of July 17, 2017, and may borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the permitted seed capital collateral. The non-recourse seed facility bears interest at LIBOR +1.55% with a commitment fee on the unused portion of this facility of 0.95%. The facility currently has a maturity date of January 17, 2019 and includes a six-month evergreen renewal option. In the three months ended March 31, 2018, the non-recourse seed capital facility was fully repaid and at March 31, 2018, amounts outstanding under this non-recourse seed capital facility amounted to $0.0 million. Per the terms of the Company’s revolving credit facility, drawdowns under this facility are excluded from the Company’s third party debt levels for purposes of calculating the Company’s credit ratio covenants.
Long-term bonds
The Company’s long-term bonds were comprised of the following as of the dates indicated (in millions):

	March 31, 2018				December 31, 2017
Long-term bonds:	Maturity amount	Discount and issuance costs	Carrying value	Fair Value	Carrying value	Fair Value
4.80% Senior Notes Due 2026	$275.0	$(3.1)	$271.9	$276.2	$271.9	$285.7
5.125% Senior Notes Due 2031	125.0	(4.0)	121.0	118.2	120.9	124.6
Total long-term bonds	$400.0	$(7.1)	$392.9	$394.4	$392.8	$410.3
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

BrightSphere Investment Group plc
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
Interest expense
Interest expense incurred amounted to a total of $6.3 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense consists of interest accrued on the long-term debt, commitment fees and amortization of debt-related costs.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $61 million in co-investments with its Affiliates as of March 31, 2018. These commitments will be funded as required through the end of the respective investment periods ranging through 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of March 31, 2018, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2018, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2018.
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

BrightSphere Investment Group plc
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
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to controlling interests	$57.3	$21.4
Less: Total income available to participating unvested securities(1)	(0.2)	(0.2)
Total net income attributable to ordinary shares	$57.1	$21.2
Denominator:
Weighted-average ordinary shares outstanding—basic	109,396,367	113,479,229
Potential ordinary shares:
Restricted stock units	196,259	877,257
Weighted-average ordinary shares outstanding—diluted	109,592,626	114,356,486
Earnings per ordinary share attributable to controlling interests:
Basic	$0.52	$0.19
Diluted	$0.52	$0.19

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting. The implementation of the new standard had no material impact on the measurement or timing of revenue recognition in prior periods and therefore no cumulative impact adjustment was necessary to the Company’s opening retained earnings as of January 1, 2018. The greatest area of impact in implementing the standard has been related to the accounting for certain pass-through costs on a gross basis.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s management fee revenue is calculated based upon levels of assets under management multiplied by a fee rate. Management fee revenue is typically calculated on a monthly or quarterly basis, but is earned continuously as performance obligations are fulfilled. The transaction price is variable in contracts which calculate AUM on an average basis over a specified period and this variability is resolved at the end of the period, when the actual average AUM for the contract period may be calculated. The Company is able to resolve the variability and calculate the most likely amount to be recognized for any given period by estimating revenue based upon a daily average AUM.
All of the Company’s performance obligations are satisfied ratably over time and there is no distinction in the methodology used to recognize management fee revenue in instances where there is more than one performance obligation. Typically, revenue is recognized over time using a time-based output measure to measure progress.
Cost of acquiring and fulfilling a contract
The Company is required to capitalize certain costs directly related to the acquisition or fulfillment of a contract with a customer. The Company has noted no instances where sales-based compensation or similar costs met the definition of an incremental cost to acquire a contract with a customer under ASC 606. There are no instances where the Company has incurred costs to fulfill a contract with a customer, therefore no intangible assets related to contract acquisition or fulfillment have been recognized.
Categories of revenue
Management fees
The Company’s management fees are a function of the fee rates the Affiliates charge to their clients, which are typically expressed in basis points, and the levels of the Company’s assets under management. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Performance fees
The Company’s alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustment up or down based on investment performance versus benchmark.
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $(2.3) million for the three months ended March 31, 2018 and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of marketing, distribution and consulting services.
Disaggregation of management fee revenue
The Company’s revenue by asset class (including only consolidated Affiliates that are included in management fee revenue) for the three months ended March 31, 2018 and 2017 were ($ in millions):

	Three Months Ended March 31,
	2018	2017
U.S. equity	$47.6	$49.6
Global/non-U.S. equity	128.6	103.7
Fixed income	6.8	7.1
Alternatives	62.0	35.3
Management fee revenue	$245.0	$195.7

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (in millions):

	For the three months ended March 31, 2018
	Pre-Tax	Tax (Expense)	Net of Tax
Foreign currency translation adjustment	$0.8	$—	$0.8
Change in net realized and unrealized gain (loss) on derivative securities	0.7	(0.1)	0.6
Other comprehensive income (loss)	$1.5	$(0.1)	$1.4

	For the three months ended March 31, 2017
	Pre-Tax	Tax (Expense)	Net of Tax
Foreign currency translation adjustment	$0.8	$—	$0.8
Change in net realized and unrealized gain (loss) on derivative securities	0.6	(0.4)	0.2
Other comprehensive income (loss)	$1.4	$(0.4)	$1.0
The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 were as follows (in millions):

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2017	$3.5	$(25.1)	$(21.6)
Other comprehensive income	0.8	0.6	1.4
Balance, as of March 31, 2018	$4.3	$(24.5)	$(20.2)
The Company reclassified $0.7 million and $0.6 million from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, respectively.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Derivatives and Hedging

Cash flow hedge
In July 2015, the Company entered into a series of $300 million notional Treasury rate lock contracts which were designated and qualified as cash flow hedges. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 7, Borrowings and Debt, for additional information on the debt issuances.
As of March 31, 2018, the balance recorded in accumulated other comprehensive income (loss) was $(24.5) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.7 million and $0.6 million have been reclassified for the three months ended March 31, 2018 and 2017, respectively. During the next twelve months the Company expects to reclassify approximately $2.8 million to interest expense.
Derivatives of consolidated Funds
In the normal course of business, the Company’s consolidated Funds may enter into transactions involving derivative financial instruments in connection with Funds’ investing activities. Derivative instruments may be used as substitutes for securities in which the Funds can invest, to hedge portfolio investments or to generate income or gain to the Funds. The Funds may also use derivatives to manage duration; sector and yield curve exposures and credit and spread volatility. Derivative financial instruments base their value upon an underlying asset, index or reference rate. These instruments are subject to various risks, including leverage, market, credit, liquidity and operational risks. The Funds manage the risks associated with derivatives on an aggregate basis, along with the risks associated with its trading and as part of its overall risk management policies.
13) Discontinued Operations and Restructuring
All of the Company’s discontinued operations were wound down or transferred to OM plc prior to 2016.
The Company recognized a gain (loss) on disposal, net of taxes, of $0.0 million and $(0.1) million, with both basic and diluted discontinued operations earnings per share of $0.00 and $0.00 for the three months ended March 31, 2018 and 2017, respectively. Gains and losses on disposal of discontinued operations represent the Company’s rights or obligations related to contractual residual interests in previously discontinued operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “BrightSphere” or “BSIG” refer to BrightSphere Investment Group plc, references to the “Company” refer to BSIG, and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and equity-accounted Affiliates, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to BrightSphere Inc., or “BSUS,” a Delaware corporation and indirect, wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have an ownership interest. References in this Quarterly Report on Form 10-Q to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Quarterly Report on Form 10-Q constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.
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

•
U.S. GAAP Results of Operations for the Three Months Ended March 31, 2018 and 2017 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items for the three months ended March 31, 2018 and 2017 as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure - Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three months ended March 31, 2018 and 2017 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

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
Under U.S. GAAP, our Affiliates may be consolidated into our operations or may be accounted for under the equity method of accounting. We may also be required to consolidate certain of our Affiliates’ sponsored investment entities, or Funds, due to the nature of our decision-making rights, our economic interests in these Funds or the rights of third-party clients in those Funds.
Our Affiliates and their principal strategies include(1):

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

(1)
In August 2017, we executed an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate to Heitman’s management for cash consideration totaling $110 million. This transaction closed on January 5, 2018. Under U.S. GAAP, financial results continued to include Heitman until November 30, 2017. We will retain our co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments.

(2)	Accounted for under the equity method of accounting.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $53.8 billion, or 23% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which BSIG participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long term cumulative returns.
Our largest expense item is compensation and benefits paid to our and our Affiliates’ employees, which consists of both fixed and variable components. Fixed compensation and benefits represents base salaries and wages, payroll taxes and the costs of our employee benefit programs. Variable compensation, calculated as described below, may be awarded in cash, equity or profit interests.
The arrangements in place with our Affiliates result in the sharing of economics between BSUS and each Affiliate’s key management personnel using a profit-sharing model, except for ICM, which uses a revenue share model as a result of a legacy economic arrangement that has not been restructured. Profit sharing affects two elements within our earnings: (i) the calculation of variable compensation and (ii) the level of each Affiliate’s equity or profit interests distribution to its employees. Variable compensation is the portion of earnings that is contractually allocated to Affiliate employees as a bonus pool, typically representing a fixed percentage of earnings before variable compensation, which is measured as revenues less fixed compensation and benefits and other operating and administrative expenses. Profits after variable compensation are shared between us and Affiliate key employee equity holders according to our respective equity or profit interests ownership. The sharing of profits in this manner ensures that the economic interests of Affiliate key employees and those of BSUS are aligned, both in terms of generating strong annual earnings as well as investing those earnings back into the business in order to generate growth over the long term. We view profit sharing as an attractive operating model, as it allows us to share in the benefits of operating leverage as the business grows, and ensures all equity and profit interests holders are incentivized to achieve that growth.
Equity or profit interests owned by Affiliate key employees are either awarded as part of their variable compensation arrangements, or alternatively, may have originally resulted from BSUS acquiring less than 100% of the Affiliate. Over time, Affiliate key employee-owned equity or profit interests are recycled from one generation of employee-owners to the next either by the next generation purchasing equity or profit interests directly from retiring principals, or by Affiliate key employees forgoing cash bonuses in exchange for the equivalent value in Affiliate equity or profit interests. The recycling of equity or profit interests is often facilitated by BSUS; see "—U.S. GAAP Results of Operations—U.S. GAAP Expenses—Compensation and Benefits Expense" for a further discussion.
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

ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes non-cash charges representing the changes in the value of Affiliate equity and profit interests held by Affiliate key employees, the results of discontinued operations which are no longer part of our business, restructuring, and that portion of consolidated Funds which are not attributable to our shareholders. ENI is also adjusted for amortization of acquisition-related contingent consideration and pre-acquisition retained equity with service components.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2018 and 2017:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2018	2017	2018 vs. 2017
U.S. GAAP Basis
Revenue	$249.7	$196.2	$53.5
Pre-tax income from continuing operations attributable to controlling interests	86.0	27.1	58.9
Net income from continuing operations attributable to controlling interests	57.3	21.5	35.8
Net income attributable to controlling interests	57.3	21.4	35.9
U.S. GAAP operating margin(1)	10.3%	12.0%	(173) bps
Earnings per share, basic ($)	$0.52	$0.19	$0.33
Earnings per share, diluted ($)	$0.52	$0.19	$0.33
Basic shares outstanding (in millions)	109.4	113.5	(4.1)
Diluted shares outstanding (in millions)	109.6	114.4	(4.8)

Economic Net Income Basis(2)
(Non-GAAP measure used by management)
ENI revenue(3)	$247.8	$198.8	$49.0
Pre-tax economic net income(4)	71.4	52.4	19.0
Adjusted EBITDA	79.0	59.9	19.1
ENI operating margin(5)	40.1%	36.4%	370 bps
Economic net income(6)	54.9	38.9	16.0
ENI diluted EPS	$0.50	$0.34	$0.16

Other Operational Information(7)
Assets under management (AUM) at period end (in billions)	$240.1	$249.7	$(9.6)
Net client cash flows (in billions)	1.9	(2.5)	4.4
Annualized revenue impact of net flows (in millions)(8)	19.0	0.8	18.2

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

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

(6)	Economic net income is the ENI measure which corresponds to U.S. GAAP net income from continuing operations attributable to controlling interests.

(7)
As previously disclosed, in August 2017 we executed an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate, to Heitman’s management for cash consideration totaling $110 million. This transaction closed on January 5, 2018. Excluding Heitman, AUM, NCCF, and annualized revenue impact of net flows were $218.3 billion, $(2.6) billion, and $0.6 million, respectively, for the three months ended March 31, 2017.

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

Assets Under Management
In August 2017, we entered into an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate, to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, we entered into a redemption agreement on November 17, 2017. Heitman stopped contributing to our financial results as of November 30, 2017 and this transaction closed on January 5, 2018. Unless specifically noted, flow information includes flows from Heitman for the three months ended March 31, 2017, and AUM data as of December 31, 2017 and as of and for the three months ended March 31, 2018 excludes the Heitman AUM.
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	March 31, 2018	December 31, 2017
Acadian Asset Management	$99.5	$97.7
Barrow, Hanley, Mewhinney & Strauss	86.7	91.7
Campbell Global	5.2	5.3
Copper Rock Capital Partners	6.1	6.4
Investment Counselors of Maryland	2.0	2.1
Landmark Partners	16.2	14.8
Thompson, Siegel & Walmsley	24.4	25.0
Total assets under management	$240.1	$243.0

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global/non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of real estate, timberland investments, secondary Funds and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2018	December 31, 2017
U.S. equity, small/smid cap value	$7.3	$7.6
U.S. equity, mid cap value	12.3	13.0
U.S. equity, large cap value	54.2	57.8
U.S. equity, core/blend	2.8	2.8
Total U.S. equity	76.6	81.2
Global equity	40.5	40.3
International equity	54.5	55.5
Emerging markets equity	31.3	30.4
Total global/non-U.S. equity	126.3	126.2
Fixed income	13.9	13.5
Alternatives	23.3	22.1
Total assets under management	$240.1	$243.0

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

The following table summarizes our asset flows and market appreciation (depreciation) by asset class for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2018	2017
U.S. equity
Beginning balance	$81.2	$82.0
Gross inflows	1.5	1.7
Gross outflows	(3.1)	(4.6)
Net flows	(1.6)	(2.9)
Market appreciation (depreciation)	(3.0)	3.0
Ending balance	$76.6	$82.1
Average AUM	$80.2	$82.5
Average AUM of consolidated Affiliates	$78.1	$80.5

Global / non-U.S. equity
Beginning balance	$126.2	$96.4
Gross inflows	4.8	4.5
Gross outflows	(4.7)	(4.1)
Net flows	0.1	0.4
Market appreciation	—	8.4
Ending balance	$126.3	$105.2
Average AUM(1)	$128.3	$101.1

Fixed income
Beginning balance	$13.5	$13.9
Gross inflows	0.9	0.6
Gross outflows	(0.2)	(1.5)
Net flows	0.7	(0.9)
Market appreciation (depreciation)	(0.3)	0.2
Ending balance	$13.9	$13.2
Average AUM(1)	$13.6	$13.5

Alternatives(2)
Beginning balance	$22.1	$48.1
Gross inflows	3.1	1.4
Gross outflows	(0.3)	(0.4)
Hard asset disposals	(0.1)	(0.1)
Net flows	2.7	0.9
Market appreciation	—	0.2
Other(3)	(1.5)	—
Ending balance	$23.3	$49.2
Average AUM	$22.4	$48.6
Average AUM of consolidated Affiliates	$22.4	$17.3

Total(2)
Beginning balance	$243.0	$240.4
Gross inflows	10.3	8.2
Gross outflows	(8.3)	(10.6)
Hard asset disposals	(0.1)	(0.1)
Net flows	1.9	(2.5)
Market appreciation (depreciation)	(3.3)	11.8
Other(3)	(1.5)	—
Ending balance	$240.1	$249.7
Average AUM	$244.5	$245.7
Average AUM of consolidated Affiliates	$242.4	$212.4

Annualized basis points: inflows	48.9	42.6
Annualized basis points: outflows	37.4	31.9
Annualized revenue impact of net flows ($ in millions)	$19.0	$0.8

(1)	Average AUM equals average AUM of consolidated Affiliates.

(2)	The beginning balances for the three months ended March 31, 2018 reflect the prior removal of Heitman in the third quarter of 2017.

(3)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.
We also analyze our asset flows by client type and client location. Our client types include:

i.
Sub-advisory, which includes assets managed for underlying mutual fund and variable insurance products which are sponsored by mutual fund platforms and insurance companies, where the end client is typically retail;

ii.
Institutional, which includes assets managed for public/government pension funds, including U.S. state and local government funds and non-U.S. sovereign wealth, local government and national pension funds; also includes corporate and union-sponsored pension plans; and

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2018(1)	2017
Sub-advisory
Beginning balance	$80.1	$75.9
Gross inflows	2.0	2.6
Gross outflows	(3.4)	(3.5)
Net flows	(1.4)	(0.9)
Market appreciation (depreciation)	(2.0)	3.8
Ending balance	$76.7	$78.8

Institutional
Beginning balance	$151.9	$154.1
Gross inflows	7.9	5.0
Gross outflows	(4.6)	(6.6)
Hard asset disposals	(0.1)	(0.1)
Net flows	3.2	(1.7)
Market appreciation (depreciation)	(1.3)	7.9
Other(2)	(1.5)	—
Ending balance	$152.3	$160.3

Retail/Other
Beginning balance	$11.0	$10.4
Gross inflows	0.4	0.6
Gross outflows	(0.3)	(0.5)
Net flows	0.1	0.1
Market appreciation	—	0.1
Ending balance	$11.1	$10.6

Total
Beginning balance	$243.0	$240.4
Gross inflows	10.3	8.2
Gross outflows	(8.3)	(10.6)
Hard asset disposals	(0.1)	(0.1)
Net flows	1.9	(2.5)
Market appreciation (depreciation)	(3.3)	11.8
Other(2)	(1.5)	—
Ending balance	$240.1	$249.7

(1)	The beginning balances for the three months ended March 31, 2018 reflect the prior removal of Heitman in the third quarter of 2017.

(2)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2018(1)	2017
U.S.
Beginning balance	$190.1	$191.6
Gross inflows	7.9	7.0
Gross outflows	(6.8)	(9.0)
Hard asset disposals	(0.1)	(0.1)
Net flows	1.0	(2.1)
Market appreciation (depreciation)	(3.1)	8.9
Other(2)	(1.3)	—
Ending balance	$186.7	$198.4

Non-U.S.
Beginning balance	$52.9	$48.8
Gross inflows	2.4	1.2
Gross outflows	(1.5)	(1.6)
Hard asset disposals	—	—
Net flows	0.9	(0.4)
Market appreciation (depreciation)	(0.2)	2.9
Other(2)	(0.2)	—
Ending balance	$53.4	$51.3

Total
Beginning balance	$243.0	$240.4
Gross inflows	10.3	8.2
Gross outflows	(8.3)	(10.6)
Hard asset disposals	(0.1)	(0.1)
Net flows	1.9	(2.5)
Market appreciation (depreciation)	(3.3)	11.8
Other(2)	(1.5)	—
Ending balance	$240.1	$249.7

(1)	The beginning balances for the three months ended March 31, 2018 reflect the prior removal of Heitman in the third quarter of 2017.

(2)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

At March 31, 2018, our total assets under management were $240.1 billion, a decrease of $(2.9) billion, or (1.2)%, compared to $243.0 billion at December 31, 2017 and a decrease of $(9.6) billion, or (3.8)%, compared to $249.7 billion at March 31, 2017. The change in assets under management during the three months ended March 31, 2018 reflects net market depreciation of $(3.3) billion, net flows of $1.9 billion and other movement of $(1.5) billion. “Other” in the three months ended March 31, 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.
For the three months ended March 31, 2018, our net flows were $1.9 billion compared to $(2.5) billion for the three months ended March 31, 2017. Hard asset disposals of $(0.1) billion are reflected in the net flows for each of the three months ended March 31, 2018 and March 31, 2017. For the three months ended March 31, 2018, the annualized revenue impact of the net flows increased to $19.0 million compared to $0.8 million for the three months ended March 31, 2017. Gross inflows of $10.3 billion in the three months ended March 31, 2018 yielded an average of 49 bps compared to $8.2 billion yielding 43 bps in the year-ago period. Gross outflows and hard asset disposals of $(8.4) billion yielded 37 bps in the three months ended March 31, 2018 compared to $(10.7) billion yielding 32 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three Months Ended March 31, 2018 and 2017
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in millions, unless otherwise noted)	2018	2017	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$245.0	$195.7	$49.3
Performance fees	2.0	0.2	1.8
Other revenue	2.5	0.1	2.4
Consolidated Funds’ revenue	0.2	0.2	—
Total revenue	249.7	196.2	53.5
Compensation and benefits	189.2	142.8	46.4
General and administrative expense	29.5	25.6	3.9
Amortization of acquired intangibles	1.6	1.6	—
Depreciation and amortization	3.4	2.5	0.9
Consolidated Funds’ expense	0.4	0.2	0.2
Total expenses	224.1	172.7	51.4
Operating income	25.6	23.5	2.1
Investment income	66.1	6.1	60.0
Interest income	0.5	0.1	0.4
Interest expense	(6.3)	(5.9)	(0.4)
Net consolidated Funds’ investment gains (losses)	(2.4)	4.2	(6.6)
Income from continuing operations before taxes	83.5	28.0	55.5
Income tax expense	28.7	5.6	23.1
Income from continuing operations	54.8	22.4	32.4
Gain (loss) on disposal of discontinued operations, net of tax	—	(0.1)	0.1
Net income	54.8	22.3	32.5
Net income (loss) attributable to non-controlling interests in consolidated Funds	(2.5)	0.9	(3.4)
Net income attributable to controlling interests	$57.3	$21.4	$35.9

Basic earnings per share ($)	$0.52	$0.19	$0.33
Diluted earnings per share ($)	0.52	0.19	0.33
Weighted average basic ordinary shares outstanding	109.4	113.5	(4.1)
Weighted average diluted ordinary shares outstanding	109.6	114.4	(4.8)

U.S. GAAP operating margin(1)	10.3%	12.0%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Statement of Operations	2018	2017
Net income attributable to controlling interests	$57.3	$21.4
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	—	0.1
Net income from continuing operations attributable to controlling interests	57.3	21.5
Add: Income tax expense	28.7	5.6
Pre-tax income from continuing operations attributable to controlling interests	$86.0	$27.1
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

iii.	other revenue, consisting primarily of marketing, distribution and consulting services as well as reimbursement of certain Fund expenses our Affiliates paid on behalf of our Funds; and

iv.	revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 41.0 bps for the three months ended March 31, 2018 and 37.4 bps for the three months ended March 31, 2017. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by acquisitions, net inflows or outflows in certain asset classes, net catch-up fees or disproportionate market movements.

Our average basis points by asset class (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended March 31,
	2018		2017
	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$47.6	25	$49.6	25
Global/non-U.S. equity	128.6	41	103.7	42
Fixed income	6.8	20	7.1	21
Alternatives	62.0	112	35.3	83
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$245.0	41.0	$195.7	37.4
Average AUM excluding equity-accounted Affiliates	$242.4		$212.4
Average AUM including equity-accounted Affiliates & weighted average fee rate(2)	$244.5	41.1	$245.7	37.7

(1)	Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)

(2)	Average AUM including equity-accounted Affiliates excludes Heitman in 2018.
Three months ended March 31, 2018 compared to three months ended March 31, 2017: Management fees increased $49.3 million, or 25.2%, from $195.7 million for the three months ended March 31, 2017 to $245.0 million for the three months ended March 31, 2018. The increase was primarily attributable to increases in both average assets under management excluding equity-accounted Affiliates and our weighted-average fee rate which benefited in the three months ended March 31, 2018 by net catch-up fees related to alternative products. Net catch-up fees represent payment of fund management fees back to the initial closing date for certain products with multiple closings, less placement fees paid to third parties related to these funds. Management fee revenue grew 76% (or 26% excluding net catch-up fees) for alternative products and 24% for global/non-U.S. equity, while falling (4)% each for U.S. equity and fixed income products. Average assets under management excluding equity-accounted Affiliates increased 14.1%, from $212.4 billion for the three months ended March 31, 2017 to $242.4 billion for the three months ended March 31, 2018.
Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 41.0 basis points for the three months ended March 31, 2018 and 37.4 basis points for the three months ended March 31, 2017. The increase was primarily driven by the addition of higher-fee rate alternative assets under management, along with the impact of net catch-up fees for these products. Compared to the three months ended March 31, 2017, the combined share of higher fee global/non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 6%, to 62% of average assets, while the mix of U.S. equity and fixed income decreased approximately (6)% to 38% of average assets.

Performance Fees
Approximately $53.8 billion, or 23% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features, where we participate in such a fee. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustments up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at March 31, 2018 ($ in billions)				Management fees for the three months ended March 31, 2018 ($ in millions)			Performance fees for the three months ended March 31, 2018 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees		AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$23.3	$14.1	*	$9.2	$62.0	$47.5	$14.5	$—	—%	—%
Separate accounts/other products	214.8	170.2		44.6	183.0	157.7	25.3	2.0	7.3%	1.1%
Total	$238.1	$184.3		$53.8	$245.0	$205.2	$39.8	$2.0	4.8%	0.8%

*
Certain legacy Landmark Funds include a carried interest component in which we do not participate and which is not consolidated in our revenue. A majority of the $14.1 billion shown here includes such Funds managed by Landmark and any carried interest earned by these Funds is not attributable to us.

In aggregate, we recognized $2.0 million in performance fees in the three months ended March 31, 2018. Included in this number were $(2.6) million of negative performance fees, calculated in total by each Fund that had net negative performance fees on a year-to-date basis.  The negative performance fee generally represents performance adjustments in certain sub-advisory accounts. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were 0.8% of total fees for the three months ended March 31, 2018 and 0.1% of total fees for the three months ended March 31, 2017. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three Months Ended March 31,

($ in millions)	2018	2017
Gross performance fees	$2.0	$0.2
Net performance fees(1)	1.2	0.4
Percentage of performance fees accruing to BSIG(2)	60.0%	200.0%
Gross performance fees as a percentage of total fees(3)	0.8%	0.1%

(1)
Net performance fees are shown after the effect of contractual variable compensation and distributions to key employees of the Affiliates and represent the amount of the performance fee directly attributable to our shareholders.

(2)
Reflects net performance fees as a percentage of gross performance fees. Net performance fees can be greater than gross performance fees when the Affiliate employees’ share of the negative performance fees is greater than the corresponding percentages of the positive fees earned.

(3)
Total fees, comprised of management fees and performance fees, excluding the effect of consolidated Funds. Total fees were $247.0 million for the three months ended March 31, 2018 and $195.9 million for the three months ended March 31, 2017.

Three months ended March 31, 2018 compared to three months ended March 31, 2017: Performance fees increased $1.8 million, from $0.2 million for the three months ended March 31, 2017 to $2.0 million for the three months ended March 31, 2018.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The increase was primarily attributable to performance fees earned on global/non-U.S. and other equity products in the three months ended March 31, 2018.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of March 31, 2018.
Other Revenue
Three months ended March 31, 2018 compared to three months ended March 31, 2017: Other revenue increased $2.4 million, from $0.1 million for the three months ended March 31, 2017 to $2.5 million for the three months ended March 31, 2018. The increase for the three months ended March 31, 2018 was primarily attributable to the adoption of new accounting rules related to revenue recognition that requires us to record as separate revenue and expense certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund. These reimbursed costs, amounting to $(2.3) million for the three months ended March 31, 2018, were recorded on a net basis in prior periods.
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

ii.	general and administrative expenses;

iii.	amortization of acquired intangible assets;

iv.	depreciation and amortization charges; and

v.	expenses of consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.

Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in millions)	2018	2017
Fixed compensation and benefits(1)	$49.2	$42.8
Sales-based compensation(2)	4.9	4.4
Variable compensation(3)	63.9	51.2
Affiliate key employee distributions(4)	23.7	14.9
Non-cash Affiliate key employee equity revaluations(5)	29.9	11.9
Acquisition-related consideration and pre-acquisition employee equity(6)	17.6	17.6
Total U.S. GAAP compensation and benefits expense	$189.2	$142.8

(1)	Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided.

(2)
Sales-based compensation is paid to us and our Affiliates’ sales and distribution teams and represents compensation earned by our sales professionals, paid over a multi-year period, related to revenue earned on new sales. Its variability is based upon the structure of sales-based compensation due on inflows of assets under management in both current and prior periods.

(3)
Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. At Affiliates with an agreed split of performance fees between Affiliate employees and BSIG, the Affiliates’ share of performance fees is allocated entirely to variable compensation. Center variable compensation includes cash and BSIG equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%.

	Three Months Ended March 31,
($ in millions)	2018	2017
Cash variable compensation	$59.7	$45.0
Non-cash equity-based award amortization	4.2	6.2
Total variable compensation	$63.9	$51.2

(4)
Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates, with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates.

(5)
Non-cash Affiliate key employee equity revaluations represent changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownership interests may in certain circumstances be repurchased by BSUS at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on our balance sheet as a liability. However, any equity or profit interests repurchased by BSUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure BSUS is not required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve month period. BSUS may also choose to retain repurchased Affiliate equity or profit interests, entitling us to an additional share of future Affiliate earnings that represents an unrecognized economic asset to us.

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
Three months ended March 31, 2018 compared to three months ended March 31, 2017: Compensation and benefits expense increased $46.4 million, or 32.5%, from $142.8 million for the three months ended March 31, 2017 to $189.2 million for the three months ended March 31, 2018. Fixed compensation and benefits increased $6.4 million, or 15.0%, from $42.8 million for the three months ended March 31, 2017 to $49.2 million for the three months ended March 31, 2018, primarily reflecting annual cost of living increases and new hires. Also included in fixed compensation and benefits in the three months ended March 31, 2018 were $2.3 million of certain Fund payroll expenses paid by us and subsequently reimbursed by the Fund. These reimbursed costs were recorded on a net basis in prior periods and are now presented gross due to the adoption of new accounting rules related to revenue recognition that requires us to record certain costs passed through to our Funds as separate revenue and expense. Excluding the gross-up of pass-through costs, fixed compensation and benefits expense increased $4.1 million, or 9.6%. Variable compensation increased $12.7 million, or 24.8%, from $51.2 million for the three months ended March 31, 2017 to $63.9 million for the three months ended March 31, 2018. The increase was attributable to higher pre-variable compensation earnings, which in turn was primarily attributable to increases in management fee revenue. Sales-based compensation increased $0.5 million, or 11.4%, from $4.4 million for the three months ended March 31, 2017 to $4.9 million for the three months ended March 31, 2018. The structure of sales-based compensation allows for variability in this expense due to the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $8.8 million, or 59.1%, from $14.9 million for the three months ended March 31, 2017 to $23.7 million for the three months ended March 31, 2018 primarily as a result of higher earnings before Affiliate key employee distributions at the consolidated Affiliates, including net catch-up fees, and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity increased by $18.0 million, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity increased $11.9 million in the three months ended March 31, 2017 and increased $29.9 million in the three months ended March 31, 2018. Acquisition-related consideration and pre-acquisition equity was unchanged, at $17.6 million for the three months ended March 31, 2018 and $17.6 million for the three months ended March 31, 2017 and represents the straight-line amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements. The compensation resulting from the amortization of acquisition-related consideration and pre-acquisition employee equity, as well as the non-cash Affiliate key employee equity revaluations and increased variable compensation, all of which were impacted by the Landmark transaction, are the primary reasons for the reduced level of our U.S. GAAP operating margin.

General and Administrative Expense
Three months ended March 31, 2018 compared to three months ended March 31, 2017: General and administrative expense increased $3.9 million, or 15.2%, from $25.6 million for the three months ended March 31, 2017 to $29.5 million for the three months ended March 31, 2018, driven by new initiatives, additional systems costs and the overall growth of the business.
Amortization of Acquired Intangibles Expense
Three months ended March 31, 2018 compared to three months ended March 31, 2017: Amortization of acquired intangibles expense was unchanged, at $1.6 million for the three months ended March 31, 2017 and $1.6 million for the three months ended March 31, 2018. This account reflects the amortization of intangible assets acquired in the Landmark transaction.
Depreciation and Amortization Expense
Three months ended March 31, 2018 compared to three months ended March 31, 2017: Depreciation and amortization expense increased $0.9 million, or 36.0%, from $2.5 million for the three months ended March 31, 2017 to $3.4 million for the three months ended March 31, 2018. The increase was primarily due to additional fixed asset and technology investments in the business.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended March 31, 2018 compared to three months ended March 31, 2017: Investment income increased $60.0 million, from $6.1 million for the three months ended March 31, 2017 to $66.1 million for the three months ended March 31, 2018. Included in the balance in the three months ended March 31, 2018 is $65.7 million representing our gain on the sale of our investment in Heitman.
Interest Income

Three months ended March 31, 2018 compared to three months ended March 31, 2017: Interest income increased $0.4 million, from $0.1 million for the three months ended March 31, 2017 to $0.5 million for the three months ended March 31, 2018. The increase was due to higher average cash balances in the first quarter of 2018.
Interest Expense
Three months ended March 31, 2018 compared to three months ended March 31, 2017: Interest expense increased $0.4 million, or 6.8%, from $5.9 million for the three months ended March 31, 2017 to $6.3 million for the three months ended March 31, 2018, primarily reflecting the quarterly average balance in 2018 on our non-recourse seed capital facility entered into in July 2017, which we repaid in the three months ended March 31, 2018.

U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted by changes in reserves for uncertain tax positions, tax effects of stock based compensation, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements. Tax law changes in both the U.S. and U.K. during the fourth quarter of 2017 have contributed to the differences in the effective tax rate in 2018 versus 2017. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate. Additionally, the sale of Heitman during the first quarter of 2018 has significantly increased the effective tax rate for the three months ended March 31, 2018.
Three months ended March 31, 2018 compared to three months ended March 31, 2017: Income tax expense increased $23.1 million, or 412.5%, from $5.6 million for the three months ended March 31, 2017 to $28.7 million for the three months ended March 31, 2018. The effective tax rate increased to 33.4% for the three months ended March 31, 2018 from 20.8% for the three months ended March 31, 2017. The increase was driven by the tax impact of the sale of Heitman during the quarter, the loss of interest deductions as a result of U.K. tax law changes enacted in the fourth quarter of 2017, and increases in the adjustments to uncertain tax positions. These increases were partially offset by the impact of the decrease in the U.S. federal statutory tax rate effective as of January 1, 2018.
U.S. GAAP Consolidated Funds
Three months ended March 31, 2018 compared to three months ended March 31, 2017: Consolidated Funds’ revenue was unchanged, at $0.2 million for the three months ended March 31, 2017 and $0.2 million for the three months ended March 31, 2018. Consolidated Funds expense increased $0.2 million, from $0.2 million for the three months ended March 31, 2017 to $0.4 million for the three months ended March 31, 2018. Consolidated Funds’ investment gain (loss) decreased $(6.6) million from $4.2 million for the three months ended March 31, 2017 to $(2.4) million for the three months ended March 31, 2018. The entire net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Discontinued Operations
Three months ended March 31, 2018 compared to three months ended March 31, 2017: All of our discontinued operations were wound down, sold, or transferred to OM plc prior to 2016 and there were no results from discontinued operations in either the three months ended March 31, 2017 or March 31, 2018. Discontinued operations consisted of a loss on disposal of $(0.1) million for the three months ended March 31, 2017 and a loss on disposal of $0.0 million for the three months ended March 31, 2018, in each case net of tax, representing incremental gains and (losses) from disposals in each period. Gains and losses on disposal of discontinued operations represent our rights or obligations related to contractual residual interests in previously discontinued operations.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2018 and 2017. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended March 31,
($ in millions)	2018	2017
Numerator: Operating income	$25.6	$23.5
Denominator: Total revenue	$249.7	$196.2
U.S. GAAP operating margin(1)	10.3%	12.0%

Numerator: Total operating expenses(2)	$223.7	$172.5
Denominator: Management fee revenue	$245.0	$195.7
U.S. GAAP operating expense / management fee revenue(3)	91.3%	88.1%

Numerator: Variable compensation	$63.9	$51.2
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$113.4	$89.6
U.S. GAAP variable compensation ratio(3)	56.3%	57.1%

Numerator: Affiliate key employee distributions	$23.7	$14.9
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$49.5	$38.4
U.S. GAAP Affiliate key employee distributions ratio(3)	47.9%	38.8%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 10.3% for the three months ended March 31, 2018 and 12.0% for the three months ended March 31, 2017.

(2)	Excludes consolidated Funds expense of $0.4 million for the three months ended March 31, 2018 and $0.2 million for the three months ended March 31, 2017.

(3)	Excludes the effect of Funds consolidation for the three months ended March 31, 2018 and 2017.

(4)	Excludes consolidated Funds revenue of $0.2 million for the three months ended March 31, 2018 and $0.2 million for the three months ended March 31, 2017.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended March 31,
($ in millions)	2018	2017
Operating income	$25.6	$23.5
Affiliate key employee distributions	23.7	14.9
Operating income of consolidated Funds	0.2	—
Operating income before Affiliate key employee distributions	49.5	38.4
Variable compensation	63.9	51.2
Operating income before variable compensation and Affiliate key employee distributions	$113.4	$89.6

Effects of Inflation
For the three months ended March 31, 2018 and 2017, inflation did not have a material effect on our consolidated results of operations.
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

•
We net the separate revenues and expenses recorded under U.S. GAAP for certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed, to better reflect the actual economics of our business.

We also make the following adjustments to U.S. GAAP results to more closely reflect our economic results:

i.
We exclude non-cash expenses representing changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownership interests may in certain circumstances be repurchased by BSUS at a value based on a pre-determined fixed multiple of trailing earnings and as such this value is carried on our balance sheet as a liability. Non-cash movements in the value of this liability are treated as compensation expense under U.S. GAAP. However, any equity or profit interests repurchased by BSUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure BSUS is never required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve-month period. BSUS may also choose to retain repurchased Affiliate equity or profit interests, entitling us to an additional share of future Affiliate earnings that represents an unrecognized economic asset to us.

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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2018 and 2017
The following table reconciles net income attributable to controlling interests to economic net income for the three months ended March 31, 2018 and 2017:

		Three Months Ended March 31,
($ in millions)		2018	2017
U.S. GAAP net income attributable to controlling interests		$57.3	$21.4
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations(1)	29.9	11.9
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity(1)	19.2	19.2
iii.	Capital transaction costs	—	—
iv.	Seed/Co-investment (gains) losses and financings(2)	1.8	(5.8)
v.	Tax benefit of goodwill and acquired intangibles deductions	1.5	2.2
vi.	Discontinued operations and restructuring(3)	(65.6)	0.1
vii.	ENI tax normalization	6.8	0.1
Tax effect of above adjustments, as applicable(4)		4.0	(10.2)
Economic net income		$54.9	$38.9

(1)	The table below summarizes the Landmark-related components included in items (i) and (ii) of the above reconciliation:

	Three Months Ended March 31,
($ in millions)	2018	2017
Landmark contingent consideration	$26.3	$—
Landmark pre-acquisition employee equity	19.8	21.3
Landmark-related total	46.1	21.3
Other Affiliate equity and amortization of intangible assets	3.0	9.8
Total	$49.1	$31.1

(2)	The net return on seed/co-investment (gains) losses and financings for the three months ended March 31, 2018 and 2017 is shown in the following table:

	Three Months Ended March 31,
($ in millions)	2018	2017
Seed/Co-investment (gains) losses	$0.2	$(6.7)
Financing costs:
Seed/Co-investment average balance	108.5	61.1
Blended interest rate*	5.8%	6.2%
Financing costs	1.6	0.9
Net seed/co-investment (gains) losses and financing	$1.8	$(5.8)

* The blended rate is based first on the interest rate paid on the Company’s non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(3)	The three months ended March 31, 2018 includes the gain on sale of Heitman of $65.7 million.

(4)
Reflects the sum of lines i., ii., iii., iv. and the restructuring component of line vi. multiplied by the 27.3% U.S. statutory tax rate in 2018 (including state tax) and the 40.2% U.S. statutory tax rate in 2017 (including state tax).

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
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in millions)	2018	2017
U.S. GAAP revenue	$249.7	$196.2
Include investment return on equity-accounted Affiliates	0.6	2.4
Exclude revenue from consolidated Funds attributable to non-controlling interests	(0.2)	(0.2)
Exclude fixed compensation reimbursed by customers	(2.3)	—
Other	—	0.4
ENI revenue	$247.8	$198.8

The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2018	2017
Management fees(1)	$245.0	$195.7
Performance fees(2)	2.0	0.2
Other income, including equity-accounted Affiliates(3)	0.8	2.9
ENI revenue	$247.8	$198.8

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $0.6 million for the three months ended March 31, 2018 and $2.4 million for the three months ended March 31, 2017. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended March 31,
($ in millions)	2018	2017
U.S. GAAP other revenue	$2.5	$0.1
Income from equity-accounted Affiliates	0.6	2.4
Exclude fixed compensation reimbursed by customers	(2.3)	—
Other reconciling items	—	0.4
ENI other income	$0.8	$2.9

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
($ in millions)	2018	2017
U.S. GAAP operating expense	$224.1	$172.7
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(17.6)	(17.6)
Non-cash key employee equity and profit interest revaluations	(29.9)	(11.9)
Amortization of acquired intangible assets	(1.6)	(1.6)
Restructuring costs	(0.1)	—
Fixed compensation reimbursed by customers	(2.3)	—
Funds’ operating expense	(0.4)	(0.2)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(63.9)	(51.2)
Affiliate key employee distributions	(23.7)	(14.9)
ENI operating expense	$84.6	$75.3

The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2018	2017
Fixed compensation & benefits(1)	$46.9	$42.8
General and administrative expenses(2)	34.3	30.0
Depreciation and amortization	3.4	2.5
ENI operating expense	$84.6	$75.3

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the three months ended March 31, 2018 and 2017 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2018	2017
Total U.S. GAAP compensation expense	$189.2	$142.8
Acquisition-related consideration and pre-acquisition employee equity	(17.6)	(17.6)
Non-cash key employee equity and profit interest revaluations excluded from ENI	(29.9)	(11.9)
Sales-based compensation reclassified to ENI general & administrative expenses	(4.9)	(4.4)
Affiliate key employee distributions	(23.7)	(14.9)
Variable compensation	(63.9)	(51.2)
Fixed compensation reimbursed by customers(a)	(2.3)	—
ENI fixed compensation and benefits	$46.9	$42.8

(a)
The adoption of new accounting rules related to revenue recognition requires us to record as separate revenue and expense certain compensation expense paid by us and subsequently reimbursed by the Fund. These reimbursed costs were recorded on a net basis in prior periods. We net the separate revenues and expenses recorded under U.S. GAAP to better reflect the actual economics of our business.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2018	2017
U.S. GAAP general and administrative expense	$29.5	$25.6
Sales-based compensation	4.9	4.4
Restructuring costs	(0.1)	—
ENI general and administrative expense	$34.3	$30.0
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2018 and 2017. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2018	2017
Numerator: ENI operating earnings(1)	$99.3	$72.3
Denominator: ENI revenue	$247.8	$198.8
ENI operating margin(2)	40.1%	36.4%

Numerator: ENI operating expense	$84.6	$75.3
Denominator: ENI management fee revenue(3)	$245.0	$195.7
ENI operating expense ratio(4)	34.5%	38.5%

Numerator: ENI variable compensation	$63.9	$51.2
Denominator: ENI earnings before variable compensation(1)(5)	$163.2	$123.5
ENI variable compensation ratio(6)	39.2%	41.5%

Numerator: Affiliate key employee distributions	$23.7	$14.9
Denominator: ENI operating earnings(1)	$99.3	$72.3
ENI Affiliate key employee distributions ratio(7)	23.9%	20.6%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended March 31,
($ in millions)	2018	2017
U.S. GAAP operating income	$25.6	$23.5
Include investment return on equity-accounted Affiliates	0.6	2.4
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	29.9	11.9
Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	19.2	19.2
Restructuring costs	0.1	—
Other	—	0.4
Affiliate key employee distributions	23.7	14.9
Variable compensation	63.9	51.2
Funds’ operating (income) loss	0.2	—
ENI earnings before variable compensation	163.2	123.5
Less: ENI variable compensation	(63.9)	(51.2)
ENI operating earnings	99.3	72.3
Less: ENI Affiliate key employee distributions	(23.7)	(14.9)
ENI earnings after Affiliate key employee distributions	$75.6	$57.4

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 10.3% for the three months ended March 31, 2018 and 12.0% for the three months ended March 31, 2017.

The ENI operating margin is important because it gives investors an understanding of the profitability of the total business relative to revenue, irrespective of the ownership position which BSIG has in each of its Affiliates. Management and investors use this ratio when comparing our profitability relative to our peer group and evaluating our ability to manage the cost structure and profitability of our business under different operating environments.

(3)	ENI management fee revenue corresponds to U.S. GAAP management fee revenue.

(4)
The ENI operating expense ratio is used by management and is useful to investors to evaluate the level of operating expense as measured against our recurring management fee revenue. We have provided this ratio since many operating expenses, including fixed compensation & benefits and general and administrative expense, are generally linked to the overall size of the business. We track this ratio as a key measure of scale economies at BSIG because in our profit sharing economic model, scale benefits both the Affiliate employees and BSIG shareholders. The ENI operating expense ratio is most comparable to the U.S. GAAP operating expense / management fee revenue ratio.

(5)	ENI earnings before variable compensation is calculated as ENI revenue, less ENI operating expense.

(6)
The ENI variable compensation ratio is used by management and is useful to investors to evaluate consolidated variable compensation as measured against our ENI earnings before variable compensation. Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI earnings before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. Center variable compensation includes cash and BSIG equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%. The ENI variable compensation ratio is most comparable to the U.S. GAAP variable compensation ratio.

(7)
The ENI Affiliate key employee distribution ratio is used by management and is useful to investors to evaluate Affiliate key employee distributions as measured against our ENI operating earnings. Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates, with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions, which range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates. The ENI Affiliate key employee distributions ratio is most comparable to the U.S. GAAP Affiliate key employee distributions ratio.

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2018	2017
Pre-tax economic net income(1)	$71.4	$52.4
Intercompany interest expense deductible for U.S. tax purposes	(19.3)	(19.3)
Taxable economic net income	52.1	33.1
Taxes at the U.S. federal and state statutory rates(2)	(14.2)	(13.3)
Other reconciling tax adjustments	(2.3)	(0.2)
Tax on economic net income	(16.5)	(13.5)
Add back intercompany interest expense previously excluded	19.3	19.3
Economic net income	$54.9	$38.9
Economic net income effective tax rate(3)	23.1%	25.8%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended March 31,
($ in millions)	2018	2017
U.S. GAAP interest income	$0.5	$0.1
U.S. GAAP interest expense	(6.3)	(5.9)
U.S. GAAP net interest expense	(5.8)	(5.8)
Other ENI interest expense exclusions(a)	1.6	0.8
ENI net interest income (expense)	(4.2)	(5.0)
ENI earnings after Affiliate key employee distributions(b)	75.6	57.4
Pre-tax economic net income	$71.4	$52.4

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

(b)
ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income (loss) to ENI earnings after Affiliate key employee distributions.

(2)	Taxed at U.S. Federal and State statutory rate of 27.3% for the three months ended March 31, 2018 and 40.2% for the three months ended March 31, 2017.

(3)	The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.

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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
($ in millions)	2018	2017
Net income attributable to controlling interests	$57.3	$21.4
Net interest expense to third parties	5.8	5.8
Income tax expense (including tax expenses related to discontinued operations)	28.7	5.6
Depreciation and amortization (including intangible assets)	5.0	4.2
EBITDA	$96.8	$37.0
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit interests	29.9	11.9
Amortization of acquisition-related consideration and pre-acquisition employee equity	17.6	17.6
EBITDA of discontinued operations	—	0.1
(Gain) loss on seed and co-investments	0.2	(6.7)
Restructuring(1)	(65.6)	—
Other	0.1	—
Adjusted EBITDA	$79.0	$59.9
ENI net interest expense to third parties	(4.2)	(5.0)
Depreciation and amortization	(3.4)	(2.5)
Tax on economic net income	(16.5)	(13.5)
Economic net income	$54.9	$38.9

(1)	The three months ended March 31, 2018 includes the gain on sale of Heitman of $65.7 million.
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

Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Three Months Ended March 31,
($ in millions)	2018	2017
Cash provided by (used in)(1)(2)
Operating activities	$(34.8)	$(16.7)
Investing activities	76.3	45.3
Financing activities	(50.6)	(12.9)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Comparison for the three months ended March 31, 2018 and 2017
Net cash (used in) operating activities of continuing operations increased $18.1 million, from net cash used of $16.7 million for the three months ended March 31, 2017 to net cash used of $34.8 million for the three months ended March 31, 2018, driven by changes in operating assets and liabilities in the three months ended March 31, 2018. Net cash provided by investing activities of continuing operations increased $31.0 million, from $45.3 million provided for the three months ended March 31, 2017 to $76.3 million provided for the three months ended March 31, 2018, driven primarily by the proceeds received from the sale of Heitman. Net cash (used in) financing activities of continuing operations increased $37.7 million, from $12.9 million used for the three months ended March 31, 2017 to $50.6 million used for the three months ended March 31, 2018, primarily due to the repayment of the non-recourse seed capital facility in the three months ended March 31, 2018.
Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, including our obligations under the amended Deferred Tax Asset Deed and the Landmark earn-out, as well as our day-to-day operations and future investment requirements. Refer to Note 6, Related Party Transactions in our Condensed Consolidated Financial Statements, for additional information on the amended agreements with OM plc. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.

Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	3/31/2018	12/31/2017	Interest rate	Maturity
Long-term debt of BSIG, net of issuance costs
Third party obligations:
Revolving credit facility	$—	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
Non-recourse seed capital facility	$—	$33.5	LIBOR + 1.55% plus 0.95% commitment fee	January 17, 2019
Long-term bonds:
4.80% Senior Notes Due 2026	271.9	271.9	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.0	120.9	5.125%	August 1, 2031
Total long-term debt	$392.9	$426.3
Revolving Credit Facility
On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (as amended, the “Credit Facility”). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million.  The Credit Facility has a maturity date of October 15, 2019.  Borrowings under the facility bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based on our credit rating. In addition, we are charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based on our credit rating.
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the Interest Coverage Ratio must not be less than 4.0x.  At March 31, 2018, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.3x and our Interest Coverage Ratio was 12.1x.
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
Non-recourse seed capital facility
In July 2017, we purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. We financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by our seed capital holdings. We entered into this facility as of July 17, 2017, and may borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the seed capital collateral. At March 31, 2018, amounts outstanding under this non-recourse seed capital facility amounted to $0.0 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the revolving credit facility.

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
Critical Accounting Policies and Estimates
In the three months ended March 31, 2018, we made the following updates or changes to our critical accounting policies from those disclosed as of December 31, 2017 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on February 28, 2018.
Revenue
In the first quarter of 2018, we adopted the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method applied to all contracts. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. We applied the five step method outlined in the ASC 606 to all revenue streams. For a further discussion of the impact of ASC 606, please refer to Notes 2 and 10 in the accompanying Condensed Consolidated Financial Statements in Item 1 to this Quarterly Report on Form 10-Q.
Recent Accounting Developments
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

We have performed a preliminary assessment of ASU 2016-02 and have begun formulating an implementation plan. We are generally able to categorize our leases as either real estate leases (for office space) or as “all other” leases. Recording real estate leases under ASU 2016-02 is expected to create a category of “right-to-use” assets on our balance sheet to record the value of the leased office space in an amount equal to the net present value of future lease payments due, offset by a liability representing the total amounts due for the current value of future lease obligations. For all other leases, a roster must be assembled and evaluations must be performed, but we do not expect there to be a material impact to our Condensed Consolidated Financial Statements.
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
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses March 31, 2018 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on March 31, 2018. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2018.
Our profit sharing economic structure results in a sharing of market risk between us and our employees. Approximately 50% of our ENI cost structure is variable, representing variable compensation and Affiliate key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-effected at our statutory combined state and federal rate of approximately 27% to calculate profit after tax.
The value of our assets under management was $240.1 billion as of March 31, 2018. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $91.3 million based on our current weighted average fee rate of approximately 38 basis points, excluding net catch-up fees, including equity-accounted Affiliates. Approximately $54.5 billion, or 23%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 84% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $2.8 million impact to our gross performance fees based on our trailing twelve month performance fees of $28.3 million as of March 31, 2018. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $33.8 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $202.9 billion of equity assets under management to increase or decrease by $20.3 billion, resulting in a change in annualized management fee revenue of $70.9 million and an annual change in post-tax economic net income of approximately $27.0 million, given our current cost structure, operating model, and weighted average equity fee rates of 35 basis points at the mix of strategies as of March 31, 2018. Approximately $44.5 billion, or 22%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.7 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $104.4 billion of foreign currency denominated AUM to increase or decrease by $10.4 billion, resulting in a change in annualized management fee revenue of $46.0 million and an annual change in post-tax economic net income of $17.8 million, based on weighted average fees earned on our foreign currency denominated AUM of 44 basis points at the mix of strategies as of March 31, 2018. Approximately $14.0 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 90% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1.1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $13.9 billion, would cause AUM to rise or fall by approximately $1.4 billion. Based on our fixed income weighted average fee rates of 20 basis points, annualized management fees would change by $2.8 million and post-tax economic net income would change by $0.9 million annually. There are currently no material fixed income assets earning performance fees as of March 31, 2018.

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

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and our Head of Finance, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2018. Based on this evaluation, our Chief Executive Officer and our Head of Finance have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018, under the heading “Risk Factors”.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
January 1-31, 2018	—	$—	—	$137.8
February 1-28, 2018	—	—	—	137.8
March 1-31, 2018	275,200	15.67	275,200	133.5
Total	275,200	$15.67	275,200

(1)
On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. We repurchased 275,200 shares under this program during the three months ended March 31, 2018. As of March 31, 2018, $133.5 million remained available to repurchase shares under the February 2016 program. The February 2016 program expires on March 15, 2021.

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

10.6
Registration Rights Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 20, 2014 (as assigned to HNA Capital (U.S.) Holding LLC).

Exhibit No.	Description
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

10.9
Amended and Restated Limited Liability Company Agreement of Barrow, Hanley, Mewhinney & Strauss, LLC, effective February 26, 2018, incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K filed on February 28, 2018.

10.10
Seventh Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective July 1, 2017 incorporated herein by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on February 28, 2018.

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

10.24	Form of Transition Severance Agreement, incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q, filed on November 9, 2017

10.25	Employment Agreement with Stephen H. Belgrad, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 1, 2018

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Head of Finance pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Head of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group plc

Dated:	May 9, 2018

		By:	/s/ Stephen H. Belgrad
Stephen H. Belgrad President and Chief Executive Officer (principal executive officer)

/s/ Daniel K. Mahoney
Daniel K. Mahoney Senior Vice President and Head of Finance (principal financial officer and principal accounting officer)