Form 10-Q
period 2018-06-30
BrightSphere Investment Group plc
filed 2018-08-09
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
OR
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of August 3, 2018 was 107,274,747.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$234.7	$186.3
Investment advisory fees receivable	198.6	208.3
Income taxes receivable	—	30.0
Fixed assets, net	42.9	41.7
Investments (includes balances reported at fair value of $203.7 and $182.6)	205.6	244.4
Acquired intangibles, net	75.0	78.3
Goodwill	274.6	274.6
Other assets	55.0	33.6
Deferred tax assets	260.3	240.6
Assets of consolidated Funds:
Cash and cash equivalents, restricted	46.9	14.1
Investments, at fair value	100.3	136.7
Other assets	2.3	3.1
Total assets	$1,496.2	$1,491.7
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$47.8	$54.9
Accrued incentive compensation	136.0	186.1
Due to OM plc	49.1	59.1
Other compensation liabilities	574.3	479.0
Accrued income taxes	102.7	96.2
Non-recourse borrowings	15.0	33.5
Third party borrowings	393.0	392.8
Other liabilities	7.6	8.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	14.3	2.5
Securities sold, not yet purchased, at fair value	0.5	7.9
Other liabilities	0.8	0.1
Total liabilities	1,341.1	1,320.4
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	6.0	44.0
Equity:
Ordinary shares (nominal value $0.001; 108,890,084 and 109,720,358 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	110.7	96.9
Accumulated other comprehensive loss	(21.2)	(21.6)
Non-controlling interests	1.4	1.3
Non-controlling interests in consolidated Funds	58.1	50.6
Total equity and redeemable non-controlling interests in consolidated Funds	155.1	171.3
Total liabilities and equity	$1,496.2	$1,491.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Management fees	$226.4	$206.7	$471.4	$402.4
Performance fees	3.0	11.2	5.0	11.4
Other revenue	3.3	0.4	5.8	0.5
Consolidated Funds’ revenue	1.2	0.5	1.4	0.7
Total revenue	233.9	218.8	483.6	415.0
Operating expenses:
Compensation and benefits	183.4	173.4	372.6	316.2
General and administrative expense	29.8	27.7	59.3	53.3
Amortization of acquired intangibles	1.7	1.7	3.3	3.3
Depreciation and amortization	3.5	2.8	6.9	5.3
Consolidated Funds’ expense	0.2	0.3	0.6	0.5
Total operating expenses	218.6	205.9	442.7	378.6
Operating income	15.3	12.9	40.9	36.4
Non-operating income and (expense):
Investment income (loss)	(0.4)	5.0	65.7	11.1
Interest income	0.6	0.3	1.1	0.4
Interest expense	(6.1)	(5.9)	(12.4)	(11.8)
Net consolidated Funds’ investment gain (loss)	(3.3)	2.3	(5.7)	6.5
Total non-operating income (loss)	(9.2)	1.7	48.7	6.2
Income from continuing operations before taxes	6.1	14.6	89.6	42.6
Income tax expense	3.6	1.0	32.3	6.6
Income from continuing operations	2.5	13.6	57.3	36.0
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	(0.1)
Net income	2.5	13.6	57.3	35.9
Net income (loss) attributable to non-controlling interests in consolidated Funds	0.4	0.7	(2.1)	1.6
Net income attributable to controlling interests	$2.1	$12.9	$59.4	$34.3

Earnings per share (basic) attributable to controlling interests	$0.02	$0.12	$0.54	$0.30
Earnings per share (diluted) attributable to controlling interests	0.02	0.11	0.54	0.30
Continuing operations earnings per share (basic) attributable to controlling interests	0.02	0.12	0.54	0.30
Continuing operations earnings per share (diluted) attributable to controlling interests	0.02	0.11	0.54	0.30
Weighted average ordinary shares outstanding	108.4	111.3	108.9	112.4
Weighted average diluted ordinary shares outstanding	108.6	111.8	109.1	113.1

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2.5	$13.6	$57.3	$35.9
Other comprehensive income (loss):
Valuation and amortization related to derivative securities, net of tax	0.6	0.5	1.2	0.7
Foreign currency translation adjustment	(1.6)	0.9	(0.8)	1.7
Total other comprehensive income (loss)	(1.0)	1.4	0.4	2.4
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	0.4	0.7	(2.1)	1.6
Total comprehensive income attributable to controlling interests	$1.1	$14.3	$59.8	$36.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2018 and 2017
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2016	114.1	$0.1	$190.2	$(26.3)	164.0	$1.0	$—	$165.0	$5.5	$170.5
Issuance of ordinary shares	0.6	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(5.0)	—	(73.1)	—	(73.1)	—	—	(73.1)	—	(73.1)
Capital contribution (redemptions)	—	—	(0.5)	—	(0.5)	—	—	(0.5)	3.9	3.4
Equity-based compensation	—	—	10.4	—	10.4	—	—	10.4	—	10.4
Foreign currency translation adjustment	—	—	—	1.7	1.7	—	—	1.7	—	1.7
Amortization related to derivatives securities, net of tax	—	—	—	0.7	0.7	—	—	0.7	—	0.7
Business acquisition	—	—	—	—	—	0.1	—	0.1	—	0.1
Dividends to shareholders	—	—	(12.3)	—	(12.3)	—	—	(12.3)	—	(12.3)
Dividends to related parties	—	—	(6.9)	—	(6.9)	—	—	(6.9)	—	(6.9)
Net income	—	—	34.3	—	34.3	—	—	34.3	1.6	35.9
June 30, 2017	109.7	$0.1	$142.1	$(23.9)	$118.3	$1.1	$—	$119.4	$11.0	$130.4

December 31, 2017	109.7	$0.1	$96.9	$(21.6)	$75.4	$1.3	$50.6	$127.3	$44.0	$171.3
Issuance of ordinary shares	1.0	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(1.8)	—	(27.4)	—	(27.4)	—	—	(27.4)	—	(27.4)
Capital contributions (redemptions)	—	—	(0.1)	—	(0.1)	—	9.3	9.2	3.8	13.0
Equity-based compensation	—	—	2.9	—	2.9	—	—	2.9	—	2.9
Foreign currency translation adjustment	—	—	—	(0.8)	(0.8)	—	—	(0.8)	—	(0.8)
Amortization related to derivative securities, net of tax	—	—	—	1.2	1.2	—	—	1.2	—	1.2
Business acquisition	—	—	—	—	—	0.1	—	0.1	—	0.1
Net consolidation (de-consolidation) of Funds	—	—	—	—	—	—	—	—	(41.5)	(41.5)
Dividends	—	—	(21.0)	—	(21.0)	—	—	(21.0)	—	(21.0)
Net income (loss)	—	—	59.4	—	59.4	—	(1.8)	57.6	(0.3)	57.3
June 30, 2018	108.9	$0.1	$110.7	$(21.2)	$89.6	$1.4	$58.1	$149.1	$6.0	$155.1

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$57.3	$35.9
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	2.1	(1.6)
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
(Gain) loss on disposal of discontinued operations, excluding consolidated Funds	—	0.1
Amortization of acquired intangibles	3.3	3.3
Depreciation and other amortization	6.9	5.3
Amortization of debt-related costs	1.6	1.5
Amortization and revaluation of non-cash compensation awards	109.0	86.4
Net earnings from Affiliates accounted for using the equity method	(1.3)	(5.5)
Distributions received from equity method Affiliates	1.0	1.0
Gain on sale of investment in Affiliate	(65.7)	—
Deferred income taxes	(20.8)	(8.9)
(Gains) losses on other investments	2.7	(16.1)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and amounts due from related parties	9.9	(23.9)
(Increase) decrease in other receivables, prepayments, deposits and other assets	27.0	1.9
Increase (decrease) in accrued incentive compensation, amounts due to related parties and other liabilities	(62.2)	(10.6)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(0.2)	(8.1)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	70.6	60.7
Net income attributable to non-controlling interests in consolidated Funds	(2.1)	1.6
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash provided by (used in) operating activities from continuing operations of consolidated Funds:

(Gains) losses on other investments	2.9	(1.4)
(Increase) decrease in receivables and other assets	(1.3)	(0.6)
Increase (decrease) in accounts payable and other liabilities	13.8	(0.2)
Net cash flows from operating activities of continuing operations of consolidated Funds	13.3	(0.6)
Net cash flows from operating activities of continuing operations	83.9	60.1
Net cash flows from operating activities of discontinued operations	—	—
Total net cash flows from operating activities	83.9	60.1
Cash flows from investing activities:
Purchase of fixed assets	(8.0)	(6.7)
Proceeds from sale of investment in Affiliate	100.0	—
Business acquisitions, net of cash acquired	—	(1.9)
Purchase of investment securities	(72.3)	(8.2)
Sale of investment securities	30.3	64.8
Cash flows from investing activities of consolidated Funds
Purchase of investments	(72.1)	(30.8)
Redemption of investments	78.6	27.1
Net cash flows from investing activities of continuing operations	56.5	44.3
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	56.5	44.3

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from non-recourse borrowings	15.0	—
Repayment of non-recourse borrowings	(33.5)	—
Proceeds from third party borrowings	—	15.0
Payment to OM plc for deferred tax arrangement	—	(45.5)
Payment to OM plc for co-investment redemptions	(0.6)	(4.1)
Dividends paid to shareholders	(16.1)	(12.3)
Dividends paid to related parties	(5.2)	(6.9)
Payment to OM plc for promissory notes	(4.5)	—
Repurchases of ordinary shares	(27.5)	(73.4)
Cash flows from financing activities of consolidated Funds
Non-controlling interest capital raised	13.2	3.8
Net cash flows from financing activities of continuing operations	(59.2)	(123.4)
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	(59.2)	(123.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	81.2	(19.0)
Cash and cash equivalents at beginning of period	200.4	102.3
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$281.6	$83.3

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$11.4	$13.2
Income taxes paid	15.5	20.1

Supplemental disclosure of non-cash investing and financing transactions:
De-consolidation of Funds	$(41.5)	$—
Payable for securities purchased by a consolidated Fund	13.2	—

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

1) Organization and Description of the Business

BrightSphere Investment Group plc (“BrightSphere,” “BSIG” or the “Company”), through its subsidiaries, is a global asset management business with interests in a diverse group of boutique investment management firms (the “Affiliates”) individually headquartered in the United States. The Company provides investment management services globally to predominantly institutional investors, in asset classes that include U.S. and global equities, fixed income, alternative assets, timber, and secondary Funds focused in real estate and private equity. Fees for services are largely asset-based and, as a result, the Company’s revenue fluctuates based on the performance of financial markets and investors’ asset flows in and out of the Company’s products.
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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and December 31, 2017, the Company and/or OM plc completed a series of transactions in the Company’s shares to reduce OM plc’s holdings in the Company to under 0.1% of the Company’s outstanding ordinary shares. Included in these transactions was a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA Capital US (“HNA”). At June 30, 2018, HNA owned 25.1% of the Company’s outstanding ordinary shares.
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
Revenue recognition
Revenue from contracts with customers
In the first quarter of 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”), using the modified retrospective method applied to all contracts. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company applied the five step method outlined in the ASC 606 to all revenue streams.
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
Certain Funds reimburse the Company’s Affiliates for certain expenses where the Affiliate is acting as a principal, primarily for compensation expense for field office personnel at several Timber Funds (as defined below). Revenue from expense reimbursement is accrued at cost as the corresponding reimbursable expenses are incurred and is recorded in other income in the Company’s Condensed Consolidated Statements of Operations.
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
Valuation of investments held at cost
In the first quarter of 2018, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” (“ASU 2016-01”). In adopting ASU 2016-01, the Company changed the methodology in how it records investments in unconsolidated Timber Funds, from historical cost less depletion to fair value, based upon the Company’s proportionate share of the underlying net asset value.
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
Awards made under the Company’s equity plans are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded. Valuation of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is determined based on the Company’s closing share price as quoted on the New York Stock Exchange on the measurement date. For performance-based awards, a Monte-Carlo simulation model is used to determine the fair value. Key inputs for the model include: assumed reinvestment of dividends, risk-free interest rate and expected volatility. All excess tax benefits and deficiencies on share-based payment awards are recognized as income tax expense or benefit in the Condensed Consolidated Statements of Operations. In addition, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur and excess tax benefits or deficiencies are classified with other income tax cash flows as an operating activity in the Condensed Consolidated Statement of Cash Flows. The Company recognizes forfeitures as they occur.
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
Funds
In the normal course of business, the Company’s Affiliates sponsor and manage certain investment vehicles (the “Funds”). The Company assesses consolidation requirements with respect to its Funds pursuant to ASC Topic 810, “Consolidation,” (“ASC 810”).
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

Goodwill and intangible assets
In the second quarter of 2018, the Company adopted ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). Under ASU 2017-04, a goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value. Pursuant to the standard, the Company will apply ASU 2017-04 prospectively as future goodwill impairment tests are performed.
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
3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	June 30, 2018	December 31, 2017
Investments of consolidated Funds held at fair value	$100.3	$136.7
Other investments held at fair value(1)	101.3	87.4
Investments related to long-term incentive compensation plans held at fair value	102.4	95.2
Total investments held at fair value	304.0	319.3
Equity-accounted investments in Affiliates	1.9	1.6
Investments in Affiliates carried at cost	—	53.8
Other investments carried at cost(1)	—	6.4
Total investments per Condensed Consolidated Balance Sheets	$305.9	$381.1

(1)
In 2018, the Company transitioned to fair value recognition and presentation and investments formerly carried at cost were reclassified from “other investments carried at cost” to “other investments held at fair value” in this table as of June 30, 2018. Also see Note 2.

At December 31, 2017, $6.4 million of investments made by one of our Affiliates in timber and timberlands were recorded at cost.
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments (cont.)

Investment income (loss) is comprised of the following for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment return on equity-accounted investments in unconsolidated Funds	$—	$0.8	$—	$1.2
Realized and unrealized gains (losses) on other investments held at fair value	(1.1)	1.0	(1.3)	2.7
Investment return of held for sale investments	—	—	—	1.7
Total return on BSIG investments	(1.1)	1.8	(1.3)	5.6
Investment return on equity-accounted investments in Affiliates	0.7	3.2	1.3	5.5
Investment return of sale of Affiliate carried at cost	—	—	65.7	—
Total investment income (loss) per Condensed Consolidated Statement of Operations	$(0.4)	$5.0	$65.7	$11.1

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, June 30, 2018
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$30.5	$—	$—	$—	$30.5
Short-term investment funds	19.3	—	—	—	19.3
Bank loans	—	18.9	—	—	18.9
Other investments	—	4.2	26.5	—	30.7
Derivatives	0.8	0.1	—	—	0.9
Consolidated Funds total	50.6	23.2	26.5	—	100.3
Investments in separate accounts(2)	39.2	2.9	—	—	42.1
Investments related to long-term incentive compensation plans(3)	102.4	—	—	—	102.4
Investments in unconsolidated Funds(4)	—	—	5.2	54.0	59.2
BSIG total	141.6	2.9	5.2	54.0	203.7
Total fair value assets	$192.2	$26.1	$31.7	$54.0	$304.0
Liabilities of consolidated Funds(1)
Derivatives	$(0.4)	$(0.1)	$—	$—	$(0.5)
Consolidated Funds total	(0.4)	(0.1)	—	—	(0.5)
Total fair value liabilities	$(0.4)	$(0.1)	$—	$—	$(0.5)

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

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates. $100.3 million in assets and $0.5 million in liabilities at June 30, 2018 and $136.7 million in assets and $7.9 million in liabilities at December 31, 2017 are the result of the consolidation of Funds sponsored by the Company’s Affiliates.

The fair value of investments estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs is classified within Level II. The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. If the pricing services are only able to (a) obtain a single broker quote or (b) utilize a pricing model, such securities are classified as Level III. If the pricing services are unable to provide prices, the Company attempts to obtain one or more broker quotes directly from a dealer or values such securities at the last bid price obtained. In either case, such securities are classified as Level III. The Company performs due diligence procedures over third party pricing vendors to understand their methodology and controls to support their use in the valuation process to ensure compliance with required accounting disclosures.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

Equity securities, including common and preferred stock, short-term investment funds, other investments and derivatives which are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. These securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II.
Assets of consolidated Funds also include investments in bank loans. Fair value is determined utilizing unadjusted quoted market prices when available. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued at the average mid-point of bid and ask quotations obtained from a third-party pricing service. These assets are classified as Level II.
The Level III amount of $26.5 million at June 30, 2018 represents investments made by a consolidated Fund in timber funds advised by Affiliates. The Company values these investments using net book value and has therefore classified these investments as Level III in the fair value hierarchy. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to twelve years from June 30, 2018.

(2)
Investments in separate accounts of $42.1 million at June 30, 2018 consist of approximately 2% of cash equivalents and 98% of equity securities. Investments in separate accounts of $46.1 million at December 31, 2017 consist of approximately 1% of cash equivalents and 99% of equity securities. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).

(3)
Investments related to long term compensation plans of $102.4 million and $95.2 million at June 30, 2018 and December 31, 2017, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The uncategorized amounts of $54.0 million and $41.3 million at June 30, 2018 and December 31, 2017, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eight years from June 30, 2018. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Not included in the above is $60.2 million at December 31, 2017 of investments carried at cost, including the Company’s investment in Heitman at December 31, 2017. In January, 2018, the Heitman sale transaction was completed and the Company recognized a pre-tax gain of $65.7 million during the six months ended June 30, 2018.
At January 1, 2018, the Company adopted the provisions of ASU 2016-01, discussed further in Note 2, resulting in a re-categorization of certain unconsolidated investments in Timber Funds from historical cost less depletion to fair value. The Level III amount of $5.2 million at June 30, 2018 relates to investments in Timber Funds advised by Affiliates and is valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from their fair value presented.
The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Investments in unconsolidated Funds		Consolidated Funds other investments
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Level III financial assets
At beginning of the period	$6.3	$—	$—	$—
Transfers into Level III	—	—	26.5	26.5
Change in recognition based on adoption of ASU 2016-01	—	6.4	—	—
Total net fair value losses recognized in net income	(1.1)	(1.2)	—	—
Total Level III financial assets	$5.2	$5.2	$26.5	$26.5
During the six months ended June 30, 2018, the Company transferred $26.5 million of consolidated Funds other assets into Level III. These investments were not previously classified on the fair value hierarchy. There were no other significant transfers of financial assets or liabilities among Levels I, II or III during the six months ended June 30, 2018.

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
The Company’s determination of whether it is the primary beneficiary of a Fund that is a VIE is based in part on an assessment of whether or not the Company and its related parties are exposed to absorb more than an insignificant amount of the risks and rewards of the entity. Typically the Fund’s investors are entitled to substantially all of the economics of these VIEs with the exception of the management fees and performance fees, if any, earned by the Company or any investment the Company has made into the Funds. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial.
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	6/30/2018	12/31/2017
Assets
Investments at fair value	$100.3	$106.7
Other assets of consolidated Funds	49.2	16.8
Total Assets	$149.5	$123.5
Liabilities
Other liabilities of consolidated Funds	$15.6	$3.3
Total Liabilities	$15.6	$3.3
"Investments at fair value" consist of investments in timber or securities. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	June 30, 2018	December 31, 2017
Unconsolidated VIE assets	$8,545.6	$6,001.1
Unconsolidated VIE liabilities	$4,497.1	$3,843.7
Equity interests on the Condensed Consolidated Balance Sheet	$23.3	$54.4
Maximum risk of loss(1)	$27.8	$58.5

(1)
Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

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
On January 5, 2018, the Company closed a transaction to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. At June 30, 2018, the Company no longer has a variable interest in Heitman.
6) Related Party Transactions
OM plc was considered a related party of the Company through November 17, 2017, at which point OM plc sold all but a deminimus amount of the Company’s ordinary shares (see Note 1). OM plc historically provided the Company with various oversight services, including governance. These services have all been transitioned to the Company. Costs related to these services which (i) were directly attributable to the Company, (ii) were charged to the Company by OM plc and (iii) were paid to OM plc by the Company, have been recorded in the Company’s unaudited Condensed Consolidated Financial Statements and were $0.1 million in the three months ended June 30, 2017 and $0.4 million in the six months ended June 30, 2017.
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
(unaudited)

6) Related Party Transactions (cont.)

September 2016 and the remaining seed capital investments covered by the Seed Capital Management Agreement valued at $63.4 million in July 2017, financed in part by borrowings under the non-recourse seed capital facility (see Note 7) and two promissory notes due and paid in the first quarter of 2018 in the amount of $4.5 million. Amounts owed to OM plc associated with the Co-investment Deed were $7.7 million at June 30, 2018, net of tax. As of June 30, 2018, the Company had recorded $2.1 million for redemptions and estimated taxes due under the Co-investment Deed. Amounts withheld in excess of the future tax liability will be payable to OM plc upon settlement.
During 2016, the Company made a loan to an equity-method Affiliate that was used to make co-investments in Affiliate Funds. Amounts due to the Company in connection with this loan are included in other assets on the Company’s Condensed Consolidated Balance Sheets and were $3.3 million and $3.6 million at June 30, 2018 and at December 31, 2017, respectively.
During the three and six months ended June 30, 2017, the Company paid dividends to OM plc of $2.2 million and $6.9 million, respectively. During the three months ended June 30, 2018 and 2017, the Company paid dividends to HNA of $2.7 million and $1.0 million, respectively. During the six months ended June 30, 2018 and 2017, the Company paid dividends to HNA of $5.2 million and $1.0 million, respectively.
As the Company is a member of a group of related businesses, it is possible that the terms of certain related party transactions are not the same as those that would result from transactions with wholly unrelated parties.
7) Borrowings and Debt
The Company’s long-term debt facilities at June 30, 2018 were comprised of a revolving credit facility, non-recourse seed capital financing and long-term bonds.
Revolving Credit Facility
On October 15, 2014, the Company entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (as amended, the “Credit Facility”). Pursuant to the terms of the Credit Facility, the Company may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. Borrowings under the Credit Facility bear interest, at BSIG’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on its credit rating or (b) the London interbank offered rate for a period, at the Company’s election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based on its credit rating. In addition, the Company is charged a commitment fee based on the average daily unused portion of the Credit Facility at a per annum rate ranging from 0.20% to 0.50%, with such amount based on the Company’s credit rating.

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
At June 30, 2018 the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). The Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.3x and interest coverage ratio was 12.1x which includes $393.0 million of long-term bonds, and per the terms of the revolving credit facility excludes non-recourse debt (see below).
At December 31, 2017 the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). Including $392.8 million of long-term bonds (see below), the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.4x and interest coverage ratio was 11.5x.
Non-recourse seed capital facility
In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. BSIG financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by its seed capital holdings. The Company entered into this facility as of July 17, 2017 and may borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the permitted seed capital collateral. The non-recourse seed facility bears interest at LIBOR +1.55% with a commitment fee on the unused portion of this facility of 0.95%. The facility currently has a maturity date of January 17, 2019 and includes a six-month evergreen renewal option. At June 30, 2018, and December 31, 2017, amounts outstanding under this non-recourse seed capital facility amounted to $15.0 million and $33.5 million, respectively. Per the terms of the Company’s Credit Facility, drawdowns under this facility are excluded from the Company’s third party debt levels for purposes of calculating the Company’s credit ratio covenants. The fair value of borrowings on the non-recourse seed capital facility approximated the net cost basis as of June 30, 2018 and December 31, 2017.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

Long-term bonds
The Company’s long-term bonds were comprised of the following as of the dates indicated (in millions):

	June 30, 2018				December 31, 2017
Long-term bonds:	Maturity amount	Discount and issuance costs	Carrying value	Fair Value	Carrying value	Fair Value
4.80% Senior Notes Due 2026	$275.0	$(3.0)	$272.0	$269.3	$271.9	$285.7
5.125% Senior Notes Due 2031	125.0	(4.0)	121.0	117.2	120.9	124.6
Total long-term bonds	$400.0	$(7.0)	$393.0	$386.5	$392.8	$410.3
In July 2016, the Company issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”) and $125.0 million of 5.125% Senior Notes due 2031 (the “2031 Notes”). The Company used the net proceeds of these offerings to finance the acquisition of Landmark in August 2016, settle an outstanding interest rate lock, purchase seed capital from OM plc and pay down the balance of the Credit Facility.
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
Interest expense
Interest expense incurred amounted to a total of $6.1 million and $5.9 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense incurred amounted to a total of $12.4 million and $11.8 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense consists of interest accrued on the long-term debt and lines of credit, commitment fees and amortization of debt-related costs.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $60 million in co-investments with its Affiliates as of June 30, 2018. These commitments will be funded as required through the end of the respective investment periods ranging through 2022.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of June 30, 2018, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At June 30, 2018, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at June 30, 2018.
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
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to controlling interests	$2.1	$12.9	$59.4	$34.3
Less: Total income available to participating unvested securities(1)	—	(0.1)	(0.2)	(0.2)
Total net income attributable to ordinary shares	$2.1	$12.8	$59.2	$34.1
Denominator:
Weighted-average ordinary shares outstanding—basic	108,445,541	111,342,172	108,918,328	112,404,797
Potential ordinary shares:
Restricted stock units	175,580	502,847	185,919	690,052
Weighted-average ordinary shares outstanding—diluted	108,621,121	111,845,019	109,104,247	113,094,849
Earnings per ordinary share attributable to controlling interests:
Basic	$0.02	$0.12	$0.54	$0.30
Diluted	$0.02	$0.11	$0.54	$0.30

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

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
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $2.7 million for the three months ended June 30, 2018 and $5.0 million for the six months ended June 30, 2018 and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of consulting services.
Disaggregation of management fee revenue
The Company’s revenue by asset class (including only consolidated Affiliates that are included in management fee revenue) for the three and six months ended June 30, 2018 and 2017 were ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. equity	$45.5	$48.1	$93.1	$97.7
Global/non-U.S. equity	126.2	114.1	254.8	217.8
Fixed income	6.8	6.8	13.6	13.9
Alternatives	47.9	37.7	109.9	73.0
Management fee revenue	$226.4	$206.7	$471.4	$402.4

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (loss) ($ in millions):

	For the six months ended June 30, 2018
	Pre-Tax	Tax (Expense)	Net of Tax
Foreign currency translation adjustment	$(0.8)	$—	$(0.8)
Amortization related to derivatives securities	1.4	(0.2)	1.2
Other comprehensive income (loss)	$0.6	$(0.2)	$0.4

	For the six months ended June 30, 2017
	Pre-Tax	Tax (Expense)	Net of Tax
Foreign currency translation adjustment	$1.7	$—	$1.7
Amortization related to derivatives securities	1.3	(0.6)	0.7
Other comprehensive income (loss)	$3.0	$(0.6)	$2.4
The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2018 were as follows (in millions):

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2017	$3.5	$(25.1)	$(21.6)
Other comprehensive income	(0.8)	1.2	0.4
Balance, as of June 30, 2018	$2.7	$(23.9)	$(21.2)
The Company reclassified $1.4 million and $1.3 million from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Income for the six months ended June 30, 2018 and 2017, respectively.

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
As of June 30, 2018, the balance recorded in accumulated other comprehensive income (loss) was $(23.9) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.7 million and $0.7 million have been reclassified for the three months ended June 30, 2018 and 2017, respectively, and amounts of $1.4 million and $1.3 million have been reclassified for the six months ended June 30, 2018 and 2017, respectively. During the next twelve months the Company expects to reclassify approximately $2.9 million to interest expense.
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

•
U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items for the three and six months ended June 30, 2018 and 2017 as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure — Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and six months ended June 30, 2018 and 2017 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

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

Overview
We are a diversified, multi-boutique asset management firm headquartered in London, U.K. We operate our business through seven affiliate firms to whom we refer in this Quarterly Report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.
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

•	Copper Rock Capital Partners LLC (“Copper Rock”)—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.

•	Investment Counselors of Maryland, LLC (“ICM”)(2)—a value-driven domestic equity manager with product offerings focused on small- and mid-cap companies.

•	Landmark Partners, LLC (“Landmark”)—a leading global secondary private equity, real estate and real asset investment firm.

•	Thompson, Siegel & Walmsley LLC (“TSW”)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.

(1)
In August 2017, we executed an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate to Heitman’s management for cash consideration totaling $110 million. This transaction closed on January 5, 2018. Under U.S. GAAP, our financial results continued to include Heitman until November 30, 2017. We will retain our co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments.

(2)	Accounted for under the equity method of accounting.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $52.7 billion, or 23% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which BSIG participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2018 and 2017:

($ in millions, unless otherwise noted)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
U.S. GAAP Basis
Revenue	$233.9	$218.8	$15.1	$483.6	$415.0	$68.6
Pre-tax income from continuing operations attributable to controlling interests	5.7	13.9	(8.2)	91.7	41.0	50.7
Net income from continuing operations attributable to controlling interests	2.1	12.9	(10.8)	59.4	34.4	25.0
Net income attributable to controlling interests	2.1	12.9	(10.8)	59.4	34.3	25.1
U.S. GAAP operating margin(1)	6.5%	5.9%	65 bps	8.5%	8.8%	(31) bps
Earnings per share, basic ($)	$0.02	$0.12	$(0.10)	$0.54	$0.30	$0.24
Earnings per share, diluted ($)	$0.02	$0.11	$(0.09)	$0.54	$0.30	$0.24
Basic shares outstanding (in millions)	108.4	111.3	(2.9)	108.9	112.4	(3.5)
Diluted shares outstanding (in millions)	108.6	111.8	(3.2)	109.1	113.1	(4.0)

Economic Net Income Basis(2)
(Non-GAAP measure used by management)
ENI revenue(3)	$230.7	$221.4	$9.3	$478.5	$420.2	$58.3
Pre-tax economic net income(4)	65.8	63.0	2.8	137.2	115.4	21.8
Adjusted EBITDA	72.8	70.6	2.2	151.8	130.5	21.3
ENI operating margin(5)	38.1%	38.1%	7 bps	39.1%	37.3%	188 bps
Economic net income(6)	50.5	46.6	3.9	105.4	85.5	19.9
ENI diluted EPS	$0.47	$0.42	$0.05	$0.97	$0.76	$0.21

Other Operational Information(7)
Assets under management (AUM) at period end (in billions)	$234.3	$258.8	$(24.5)	$234.3	$258.8	$(24.5)
Net client cash flows (in billions)	(4.1)	(0.3)	(3.8)	(2.2)	(2.8)	0.6
Annualized revenue impact of net flows (in millions)(8)	(15.2)	13.1	(28.3)	3.8	13.9	(10.1)

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

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

(7)
As previously disclosed, in August 2017 we executed an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate, to Heitman’s management for cash consideration totaling $110 million. This transaction closed on January 5, 2018. Excluding Heitman, AUM, NCCF, and annualized revenue impact of net flows were $226.4 billion, $(0.8) billion, and $11.3 million, respectively, for the three months ended June

30, 2017 and were $226.4 billion, $(3.4) billion, and $11.9 million, respectively, for the six months ended June 30, 2017.

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

Assets Under Management
In August 2017, we entered into an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate, to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, we entered into a redemption agreement on November 17, 2017. Heitman stopped contributing to our financial results as of November 30, 2017 and this transaction closed on January 5, 2018. Unless specifically noted, flow information includes flows from Heitman for the three and six months ended June 30, 2017, and AUM data as of December 31, 2017 and as of and for the three and six months ended June 30, 2018 excludes the Heitman AUM.
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	June 30, 2018	December 31, 2017
Acadian Asset Management	$96.9	$97.7
Barrow, Hanley, Mewhinney & Strauss	84.9	91.7
Campbell Global	5.2	5.3
Copper Rock Capital Partners	5.2	6.4
Investment Counselors of Maryland	2.2	2.1
Landmark Partners	16.6	14.8
Thompson, Siegel & Walmsley	23.3	25.0
Total assets under management	$234.3	$243.0

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of timberland investments, secondary Funds focused in real estate and private equity, and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	June 30, 2018	December 31, 2017
U.S. equity, small/smid cap value	$6.8	$7.6
U.S. equity, mid cap value	12.0	13.0
U.S. equity, large cap value	53.0	57.8
U.S. equity, core/blend	3.0	2.8
Total U.S. equity	74.8	81.2
Global equity	40.1	40.3
International equity	53.4	55.5
Emerging markets equity	28.8	30.4
Total global / non-U.S. equity	122.3	126.2
Fixed income	13.8	13.5
Alternatives	23.4	22.1
Total assets under management	$234.3	$243.0

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

The following table summarizes our asset flows and market appreciation (depreciation) by asset class for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in billions, unless otherwise noted)	2018	2017	2018	2017
U.S. equity
Beginning balance	$76.6	$82.1	$81.2	$82.0
Gross inflows	0.7	0.8	2.2	2.5
Gross outflows	(4.6)	(3.6)	(7.7)	(8.2)
Net flows	(3.9)	(2.8)	(5.5)	(5.7)
Market appreciation (depreciation)	2.1	2.0	(0.9)	5.0
Ending balance	$74.8	$81.3	$74.8	$81.3
Average AUM	$76.1	$81.1	$78.4	$81.8
Average AUM of consolidated Affiliates	$74.0	$79.2	$76.3	$79.8

Global / non-U.S. equity
Beginning balance	$126.3	$105.2	$126.2	$96.4
Gross inflows	4.4	4.6	9.2	9.1
Gross outflows	(4.9)	(3.6)	(9.6)	(7.7)
Net flows	(0.5)	1.0	(0.4)	1.4
Market appreciation (depreciation)	(3.5)	6.7	(3.5)	15.1
Ending balance	$122.3	$112.9	$122.3	$112.9
Average AUM(1)	$125.1	$109.8	$126.8	$105.5

Fixed income
Beginning balance	$13.9	$13.2	$13.5	$13.9
Gross inflows	0.4	0.2	1.3	0.8
Gross outflows	(0.3)	(0.6)	(0.5)	(2.1)
Net flows	0.1	(0.4)	0.8	(1.3)
Market appreciation (depreciation)	(0.2)	0.4	(0.5)	0.6
Ending balance	$13.8	$13.2	$13.8	$13.2
Average AUM(1)	$13.9	$13.3	$13.7	$13.4

Alternatives(2)
Beginning balance	$23.3	$49.2	$22.1	$48.1
Gross inflows	0.6	2.5	3.7	3.9
Gross outflows	(0.3)	(0.4)	(0.6)	(0.8)
Hard asset disposals	(0.1)	(0.2)	(0.2)	(0.3)
Net flows	0.2	1.9	2.9	2.8
Market appreciation (depreciation)	(0.1)	0.3	(0.1)	0.5
Other(3)	—	—	(1.5)	—
Ending balance	$23.4	$51.4	$23.4	$51.4
Average AUM	$23.3	$50.5	$22.8	$49.6
Average AUM of consolidated Affiliates	$23.3	$18.5	$22.8	$18.0

Total(2)
Beginning balance	$240.1	$249.7	$243.0	$240.4
Gross inflows	6.1	8.1	16.4	16.3
Gross outflows	(10.1)	(8.2)	(18.4)	(18.8)
Hard asset disposals	(0.1)	(0.2)	(0.2)	(0.3)
Net flows	(4.1)	(0.3)	(2.2)	(2.8)
Market appreciation (depreciation)	(1.7)	9.4	(5.0)	21.2
Other(3)	—	—	(1.5)	—
Ending balance	$234.3	$258.8	$234.3	$258.8
Average AUM	$238.4	$254.7	$241.7	$250.3
Average AUM of consolidated Affiliates	$236.3	$220.8	$239.6	$216.7

Annualized basis points: inflows	42.3	52.8	46.4	47.7
Annualized basis points: outflows	40.2	35.3	38.9	33.4
Annualized revenue impact of net flows ($ in millions)	$(15.2)	$13.1	$3.8	$13.9

(1)	Average AUM equals average AUM of consolidated Affiliates.

(2)	The beginning balances for the three and six months ended June 30, 2018 reflect the prior removal of Heitman in the third quarter of 2017.

(3)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.
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

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018(1)	2017	2018(1)	2017
Sub-advisory
Beginning balance	$76.7	$78.8	$80.1	$75.9
Gross inflows	1.2	2.3	3.2	4.9
Gross outflows	(4.0)	(3.3)	(7.4)	(6.8)
Net flows	(2.8)	(1.0)	(4.2)	(1.9)
Market appreciation (depreciation)	0.7	2.9	(1.3)	6.7
Ending balance	$74.6	$80.7	$74.6	$80.7

Institutional
Beginning balance	$152.3	$160.3	$151.9	$154.1
Gross inflows	4.5	5.3	12.4	10.3
Gross outflows	(5.7)	(4.4)	(10.3)	(11.0)
Hard asset disposals	(0.1)	(0.2)	(0.2)	(0.3)
Net flows	(1.3)	0.7	1.9	(1.0)
Market appreciation (depreciation)	(2.2)	6.1	(3.5)	14.0
Other(2)	—	—	(1.5)	—
Ending balance	$148.8	$167.1	$148.8	$167.1

Retail/Other
Beginning balance	$11.1	$10.6	$11.0	$10.4
Gross inflows	0.4	0.5	0.8	1.1
Gross outflows	(0.4)	(0.5)	(0.7)	(1.0)
Net flows	—	—	0.1	0.1
Market appreciation (depreciation)	(0.2)	0.4	(0.2)	0.5
Ending balance	$10.9	$11.0	$10.9	$11.0

Total
Beginning balance	$240.1	$249.7	$243.0	$240.4
Gross inflows	6.1	8.1	16.4	16.3
Gross outflows	(10.1)	(8.2)	(18.4)	(18.8)
Hard asset disposals	(0.1)	(0.2)	(0.2)	(0.3)
Net flows	(4.1)	(0.3)	(2.2)	(2.8)
Market appreciation (depreciation)	(1.7)	9.4	(5.0)	21.2
Other(2)	—	—	(1.5)	—
Ending balance	$234.3	$258.8	$234.3	$258.8

(1)	The beginning balances for the three and six months ended June 30, 2018 reflect the prior removal of Heitman in the third quarter of 2017.

(2)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018(1)	2017	2018(1)	2017
U.S.
Beginning balance	$186.7	$198.4	$190.1	$191.6
Gross inflows	3.3	5.9	11.2	12.9
Gross outflows	(8.5)	(6.3)	(15.3)	(15.3)
Hard asset disposals	(0.1)	—	(0.2)	(0.1)
Net flows	(5.3)	(0.4)	(4.3)	(2.5)
Market appreciation (depreciation)	(1.0)	7.2	(4.1)	16.1
Other(2)	—	—	(1.3)	—
Ending balance	$180.4	$205.2	$180.4	$205.2

Non-U.S.
Beginning balance	$53.4	$51.3	$52.9	$48.8
Gross inflows	2.8	2.2	5.2	3.4
Gross outflows	(1.6)	(1.9)	(3.1)	(3.5)
Hard asset disposals	—	(0.2)	—	(0.2)
Net flows	1.2	0.1	2.1	(0.3)
Market appreciation (depreciation)	(0.7)	2.2	(0.9)	5.1
Other(2)	—	—	(0.2)	—
Ending balance	$53.9	$53.6	$53.9	$53.6

Total
Beginning balance	$240.1	$249.7	$243.0	$240.4
Gross inflows	6.1	8.1	16.4	16.3
Gross outflows	(10.1)	(8.2)	(18.4)	(18.8)
Hard asset disposals	(0.1)	(0.2)	(0.2)	(0.3)
Net flows	(4.1)	(0.3)	(2.2)	(2.8)
Market appreciation (depreciation)	(1.7)	9.4	(5.0)	21.2
Other(2)	—	—	(1.5)	—
Ending balance	$234.3	$258.8	$234.3	$258.8

(1)	The beginning balances for the three and six months ended June 30, 2018 reflect the prior removal of Heitman in the third quarter of 2017.

(2)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

At June 30, 2018, our total assets under management were $234.3 billion, a decrease of $(5.8) billion, or (2.4)%, compared to $240.1 billion at March 31, 2018 and a decrease of $(24.5) billion, or (9.5)%, compared to $258.8 billion at June 30, 2017. The change in assets under management during the three months ended June 30, 2018 reflects net market depreciation of $(1.7) billion, and net flows of $(4.1) billion. The change in assets under management during the six months ended June 30, 2018 reflects net market depreciation of $(5.0) billion, net flows of $(2.2) billion and other movement of $(1.5) billion. “Other” in the six months ended June 30, 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value. The decrease in AUM compared to the prior year also reflects the removal of Heitman in the second half of 2017, which accounted for $32.4 billion of AUM at June 30, 2017.
For the three months ended June 30, 2018, our net flows were $(4.1) billion compared to $1.9 billion for the three months ended March 31, 2018 and $(0.3) billion for the three months ended June 30, 2017.  The increase in outflows in the three months ended June 30, 2018 was due to secular U.S. equity subadvisory withdrawals and performance-related withdrawals in U.S. and non-U.S. small cap products. Hard asset disposals of $(0.1) billion, $(0.1) billion and $(0.2) billion are reflected in the net flows for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017, respectively. For the three months ended June 30, 2018, the annualized revenue impact of the net flows was $(15.2) million, as gross inflows of $6.1 billion during the three-month period were into asset classes yielding approximately 42 bps and gross outflows and hard asset disposals in the same period of $(10.2) billion were out of asset classes yielding approximately 40 bps.  This is compared to the annualized revenue impact of net flows of $19.0 million for the three months ended March 31, 2018 and $13.1 million for the three months ended June 30, 2017.
For the six months ended June 30, 2018, our net flows were $(2.2) billion compared to $(2.8) billion for the six months ended June 30, 2017. Excluding Heitman, net flows in the six months ended June 30, 2017 were $(3.4) billion. The net flows in the six months ended June 30, 2018 were impacted by strong sales in alternatives, offset by higher global / non-U.S. equity outflows. Hard asset disposals of $(0.2) billion are reflected in the net flows for the six months ended June 30, 2018 and $(0.3) billion for the six months ended June 30, 2017. For the six months ended June 30, 2018, the annualized revenue impact of the net flows decreased to $3.8 million compared to $13.9 million for the six months ended June 30, 2017, which reflects a reduction in the spread between bps on inflows and outflows. Gross inflows of $16.4 billion in the six months ended June 30, 2018 yielded an average of 46 bps compared to $16.3 billion yielding 48 bps in the year-ago period. Gross outflows and hard asset disposals of $(18.6) billion yielded 39 bps in the six months ended June 30, 2018 compared to $(19.1) billion yielding 33 bps in the year-ago period.

U.S. GAAP Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017
Our U.S. GAAP results of operations were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, unless otherwise noted)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$226.4	$206.7	$19.7	$471.4	$402.4	$69.0
Performance fees	3.0	11.2	(8.2)	5.0	11.4	(6.4)
Other revenue	3.3	0.4	2.9	5.8	0.5	5.3
Consolidated Funds’ revenue	1.2	0.5	0.7	1.4	0.7	0.7
Total revenue	233.9	218.8	15.1	483.6	415.0	68.6
Compensation and benefits	183.4	173.4	10.0	372.6	316.2	56.4
General and administrative expense	29.8	27.7	2.1	59.3	53.3	6.0
Amortization of acquired intangibles	1.7	1.7	—	3.3	3.3	—
Depreciation and amortization	3.5	2.8	0.7	6.9	5.3	1.6
Consolidated Funds’ expense	0.2	0.3	(0.1)	0.6	0.5	0.1
Total expenses	218.6	205.9	12.7	442.7	378.6	64.1
Operating income	15.3	12.9	2.4	40.9	36.4	4.5
Investment income (loss)	(0.4)	5.0	(5.4)	65.7	11.1	54.6
Interest income	0.6	0.3	0.3	1.1	0.4	0.7
Interest expense	(6.1)	(5.9)	(0.2)	(12.4)	(11.8)	(0.6)
Net consolidated Funds’ investment gains (losses)	(3.3)	2.3	(5.6)	(5.7)	6.5	(12.2)
Income from continuing operations before taxes	6.1	14.6	(8.5)	89.6	42.6	47.0
Income tax expense	3.6	1.0	2.6	32.3	6.6	25.7
Income from continuing operations	2.5	13.6	(11.1)	57.3	36.0	21.3
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	—	(0.1)	0.1
Net income	2.5	13.6	(11.1)	57.3	35.9	21.4
Net income (loss) attributable to non-controlling interests in consolidated Funds	0.4	0.7	(0.3)	(2.1)	1.6	(3.7)
Net income attributable to controlling interests	$2.1	$12.9	$(10.8)	$59.4	$34.3	$25.1

Basic earnings per share ($)	$0.02	$0.12	$(0.10)	$0.54	$0.30	$0.24
Diluted earnings per share ($)	0.02	0.11	(0.09)	0.54	0.30	0.24
Weighted average basic ordinary shares outstanding	108.4	111.3	(2.9)	108.9	112.4	(3.5)
Weighted average diluted ordinary shares outstanding	108.6	111.8	(3.2)	109.1	113.1	(4.0)

U.S. GAAP operating margin(1)	6.5%	5.9%		8.5%	8.8%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
U.S. GAAP Statement of Operations	2018	2017	2018	2017
Net income attributable to controlling interests	$2.1	$12.9	$59.4	$34.3
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	—	—	—	0.1
Net income from continuing operations attributable to controlling interests	2.1	12.9	59.4	34.4
Add: Income tax expense	3.6	1.0	32.3	6.6
Pre-tax income from continuing operations attributable to controlling interests	$5.7	$13.9	$91.7	$41.0
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

iii.	other revenue, consisting primarily of consulting services as well as reimbursement of certain Fund expenses our Affiliates paid on behalf of our Funds; and

iv.	revenue from consolidated Funds, a portion of which is attributable to the holders of non-controlling interests in consolidated Funds.
Management Fees
Our management fees are a function of the fee rates our Affiliates charge to their clients, which are typically expressed in basis points, and the levels of our assets under management.
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 38.4 bps and 39.7 bps for the three and six months ended June 30, 2018, respectively, and 37.5 bps and 37.5 bps for the three and six months ended June 30, 2017, respectively. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by acquisitions, net inflows or outflows in certain asset classes, net catch-up fees or disproportionate market movements.

Our average basis points by asset class (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$45.5	25	$48.1	24	$93.1	25	$97.7	25
Global/non-U.S. equity	126.2	40	114.1	42	254.8	41	217.8	42
Fixed income	6.8	20	6.8	21	13.6	20	13.9	21
Alternatives	47.9	82	37.7	82	109.9	97	73.0	82
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$226.4	38.4	$206.7	37.5	$471.4	39.7	$402.4	37.5
Average AUM excluding equity-accounted Affiliates	$236.3		$220.8		$239.6		$216.7
Average AUM including equity-accounted Affiliates & weighted average fee rate(2)	$238.4	38.6	$254.7	38.1	$241.7	39.8	$250.3	37.9

(1)	Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)

(2)	Average AUM including equity-accounted Affiliates excludes Heitman in 2018.
Three months ended June 30, 2018 compared to three months ended June 30, 2017: Management fees increased $19.7 million, or 9.5%, from $206.7 million for the three months ended June 30, 2017 to $226.4 million for the three months ended June 30, 2018. The increase was due to higher levels of average assets under management excluding equity-accounted Affiliates, primarily attributable to positive markets in 2017. Average assets under management excluding equity-accounted Affiliates increased 7.0%, from $220.8 billion for the three months ended June 30, 2017 to $236.3 billion for the three months ended June 30, 2018.
The increase in management fee revenue is also driven by the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 38.4 basis points for the three months ended June 30, 2018 and 37.5 basis points for the three months ended June 30, 2017, with the increase driven mostly by the mix of flows and market movements into assets with higher fee rates over the past four quarters, including the higher fee-rate assets under management added as a result of Landmark’s fundraising. Compared to the three months ended June 30, 2017, the combined share of higher fee global / non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 5%, to 63% of average assets, while the mix of U.S. equity and fixed income decreased approximately (5)% to 37% of average assets. This shift was driven by flows, and the impact of market movements.
Six months ended June 30, 2018 compared to six months ended June 30, 2017: Management fees increased $69.0 million, or 17.1%, from $402.4 million for the six months ended June 30, 2017 to $471.4 million for the six months ended June 30, 2018. The increase was primarily attributable to increases in both average assets under management excluding equity-accounted Affiliates and our weighted-average fee rate which benefited in the six months ended June 30, 2018 by net catch-up fees related to alternative products. Net catch-up fees represent payment of fund management fees back to the initial closing date for certain products with multiple closings, less placement fees paid to third parties related to these funds. Management fee revenue grew 51% (or 25% excluding net catch-up fees) for alternative products and 17% for global / non-U.S. equity, while falling (5)% for U.S. equity and (2)% for fixed income products. Average assets under management excluding equity-accounted Affiliates increased 10.6%, from $216.7 billion for the six months ended June 30, 2017 to $239.6 billion for the six months ended June 30, 2018.

Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 39.7 basis points for the six months ended June 30, 2018 and 37.5 basis points for the six months ended June 30, 2017. The increase was primarily driven by the addition of higher-fee rate alternative assets under management, along with the impact of net catch-up fees for these products. The fee rate for the six months ended June 30, 2018 was higher than for the six months ended June 30, 2017 due to higher levels of net catch-up fees in the first quarter of the year. Compared to the six months ended June 30, 2017, the combined share of higher fee global / non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 5%, to 62% of average assets, while the mix of U.S. equity and fixed income decreased approximately (5)% to 38% of average assets.
Performance Fees
Approximately $52.7 billion, or 23% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features, where we participate in such a fee. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustments up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at June 30, 2018 ($ in billions)				Management fees for the six months ended June 30, 2018 ($ in millions)			Performance fees for the six months ended June 30, 2018 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees		AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$23.4	$13.8	*	$9.6	$109.9	$78.5	$31.4	$4.8	13.3%	4.2%
Separate accounts/other products	208.7	165.6		43.1	361.5	311.0	50.5	0.2	0.4%	0.1%
Total	$232.1	$179.4		$52.7	$471.4	$389.5	$81.9	$5.0	5.8%	1.0%

*
Certain legacy Landmark Funds include a carried interest component in which we do not participate and which is not consolidated in our revenue. A majority of the $13.8 billion shown here includes such Funds managed by Landmark and any carried interest earned by these Funds is not attributable to us.

In aggregate, we recognized $5.0 million in performance fees in the six months ended June 30, 2018. Included in this number were $(5.7) million of negative performance fees, calculated in total by each Fund that had net negative performance fees on a year-to-date basis.  The negative performance fee generally represents performance adjustments in certain sub-advisory accounts. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were 1.0% of total fees for the six months ended June 30, 2018 and 2.8% of total fees for the six months ended June 30, 2017. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

($ in millions)	2018	2017	2018	2017
Gross performance fees	$3.0	$11.2	$5.0	$11.4
Net performance fees(1)	$0.6	$4.8	1.8	5.2
Percentage of performance fees accruing to BSIG(2)	20.0%	42.9%	36.0%	45.6%
Gross performance fees as a percentage of total fees(3)	1.3%	5.1%	1.0%	2.8%

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

(3)
Total fees, comprised of management fees and performance fees, excluding the effect of consolidated Funds, were $229.4 million for the three months ended June 30, 2018, and $217.9 million for the three months ended June 30, 2017. Total fees were $476.4 million for the six months ended June 30, 2018 and $413.8 million for the six months ended June 30, 2017.

Three months ended June 30, 2018 compared to three months ended June 30, 2017: Performance fees decreased $(8.2) million, from $11.2 million for the three months ended June 30, 2017 to $3.0 million for the three months ended June 30, 2018. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The decrease primarily reflects a performance fee earned on an alternative product in the prior year that was not repeated in 2018.

Six months ended June 30, 2018 compared to six months ended June 30, 2017: Performance fees decreased $(6.4) million, from $11.4 million for the six months ended June 30, 2017 to $5.0 million for the six months ended June 30, 2018.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The decrease primarily reflects a performance fee earned on an alternative product in the prior year that was not repeated in 2018.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of June 30, 2018.

Other Revenue
Three months ended June 30, 2018 compared to three months ended June 30, 2017: Other revenue increased $2.9 million, from $0.4 million for the three months ended June 30, 2017 to $3.3 million for the three months ended June 30, 2018. The increase for the three months ended June 30, 2018 was primarily attributable to the adoption of new accounting rules effective January 1, 2018 related to revenue recognition that require us to record as separate revenue and expense certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund. These reimbursed costs, amounting to $2.7 million for the three months ended June 30, 2018, were recorded on a net basis in prior years.
Six months ended June 30, 2018 compared to six months ended June 30, 2017: Other revenue increased $5.3 million, from $0.5 million for the six months ended June 30, 2017 to $5.8 million for the six months ended June 30, 2018. The increase for the six months ended June 30, 2018 was primarily attributable to the adoption of new accounting rules effective January 1, 2018 related to revenue recognition that require us to record as separate revenue and expense certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund. These reimbursed costs, amounting to $5.0 million for the six months ended June 30, 2018, were recorded on a net basis in prior years.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Fixed compensation and benefits(1)	$47.5	$41.5	$96.7	$84.3
Sales-based compensation(2)	4.2	4.5	9.1	8.9
Variable compensation(3)	61.3	69.9	125.2	121.1
Affiliate key employee distributions(4)	18.7	16.5	42.4	31.4
Non-cash Affiliate key employee equity revaluations(5)	34.0	23.3	63.9	35.2
Acquisition-related consideration and pre-acquisition employee equity(6)	17.7	17.7	35.3	35.3
Total U.S. GAAP compensation and benefits expense	$183.4	$173.4	$372.6	$316.2

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three and six months ended June 30, 2018, $44.8 million and $91.7 million, respectively, of fixed compensation and benefits (of the $47.5 million and $96.7 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the three and six months ended June 30, 2017, $41.0 million and $83.8 million, respectively, of fixed compensation and benefits (of the $41.5 million and $84.3 million above) is included within economic net income, which excludes the compensation and benefits associated with the CEO transition costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Cash variable compensation	$55.9	$60.4	$115.6	$105.4
Non-cash equity-based award amortization	5.4	9.5	9.6	15.7
Total variable compensation	$61.3	$69.9	$125.2	$121.1

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
Three months ended June 30, 2018 compared to three months ended June 30, 2017: Compensation and benefits expense increased $10.0 million, or 5.8%, from $173.4 million for the three months ended June 30, 2017 to $183.4 million for the three months ended June 30, 2018.  Fixed compensation and benefits increased $6.0 million, or 14.5%, from $41.5 million for the three months ended June 30, 2017 to $47.5 million for the three months ended June 30, 2018, primarily reflecting annual cost of living increases and new hires supporting new initiatives and the overall growth of the business. Also included in fixed compensation and benefits in the three months ended June 30, 2018 were $2.7 million of certain Fund payroll expenses paid by us and subsequently reimbursed by the Fund. These reimbursed costs were recorded on a net basis in prior years and are now presented gross due to the adoption of accounting rules in 2018 related to revenue recognition that require us to record certain costs passed through to our Funds as separate revenue and expense. Excluding the gross-up of pass-through costs and the 2017 CEO transition costs, fixed compensation and benefits expense increased $3.8 million, or 9.3%. Variable compensation decreased $(8.6) million, or (12.3)%, from $69.9 million for the three months ended June 30, 2017 to $61.3 million for the three months ended June 30, 2018, primarily due to the CEO transition costs in the prior year. Excluding CEO transition costs, variable compensation increased $0.2 million, or 0.3%, from $61.1 million for the three months ended June 30, 2017 to $61.3 million for the three months ended June 30, 2018. Sales-based compensation decreased $(0.3) million, or (6.7)%, from $4.5 million for the three months ended June 30, 2017 to $4.2 million for the three months ended June 30, 2018, as a result of the structure of sales-based compensation due to the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $2.2 million, or 13.3%, from $16.5 million for the three months ended June 30, 2017 to $18.7 million for the three months ended June 30, 2018 as a result of higher underlying operating earnings and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity increased by $10.7 million reflecting revaluations of key employee ownership interests at our consolidated Affiliates, and Landmark in particular, as the value of Affiliate equity increased $23.3 million in the three months ended June 30, 2017 and increased $34.0 million in the three months ended June 30, 2018. Acquisition-related consideration and pre-acquisition equity was unchanged, at $17.7 million for the three months ended June 30, 2017 and $17.7 million for the three months ended June 30, 2018 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements.

Six months ended June 30, 2018 compared to six months ended June 30, 2017: Compensation and benefits expense increased $56.4 million, or 17.8%, from $316.2 million for the six months ended June 30, 2017 to $372.6 million for the six months ended June 30, 2018. Fixed compensation and benefits increased $12.4 million, or 14.7%, from $84.3 million for the six months ended June 30, 2017 to $96.7 million for the six months ended June 30, 2018, primarily reflecting annual cost of living increases and new hires supporting new initiatives and the overall growth of the business. Also included in fixed compensation and benefits in the six months ended June 30, 2018 were $5.0 million of certain Fund payroll expenses paid by us and subsequently reimbursed by the Fund. These reimbursed costs were recorded on a net basis in prior years and are now presented gross due to the adoption of accounting rules in 2018 related to revenue recognition that requires us to record certain costs passed through to our Funds as separate revenue and expense. Excluding the gross-up of pass-through costs and the 2017 CEO transition costs, fixed compensation and benefits expense increased $7.9 million, or 9.4%. Variable compensation increased $4.1 million, or 3.4%, from $121.1 million for the six months ended June 30, 2017 to $125.2 million for the six months ended June 30, 2018. The increase was attributable to higher pre-variable compensation earnings, which in turn was primarily attributable to increases in management fee revenue, offset by the CEO transition costs in the prior year. Sales-based compensation increased $0.2 million, or 2.2%, from $8.9 million for the six months ended June 30, 2017 to $9.1 million for the six months ended June 30, 2018. The structure of sales-based compensation allows for variability in this expense due to the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $11.0 million, or 35.0%, from $31.4 million for the six months ended June 30, 2017 to $42.4 million for the six months ended June 30, 2018 primarily as a result of higher earnings before Affiliate key employee distributions at the consolidated Affiliates, including net catch-up fees, and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity increased by $28.7 million, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity increased $35.2 million in the six months ended June 30, 2017 and increased $63.9 million in the six months ended June 30, 2018. Acquisition-related consideration and pre-acquisition equity was unchanged, at $35.3 million for the six months ended June 30, 2018 and $35.3 million for the six months ended June 30, 2017 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements.
General and Administrative Expense
Three months ended June 30, 2018 compared to three months ended June 30, 2017: General and administrative expense increased $2.1 million, or 7.6%, from $27.7 million for the three months ended June 30, 2017 to $29.8 million for the three months ended June 30, 2018. The increases in general and administrative expenses primarily reflect new initiatives, additional systems costs and the overall growth of the business.

Six months ended June 30, 2018 compared to six months ended June 30, 2017: General and administrative expense increased $6.0 million, or 11.3%, from $53.3 million for the six months ended June 30, 2017 to $59.3 million for the six months ended June 30, 2018, driven by new initiatives, additional systems costs and the overall growth of the business.
Amortization of Acquired Intangibles Expense
Three months ended June 30, 2018 compared to three months ended June 30, 2017: Amortization of acquired intangibles expense was unchanged, at $1.7 million for the three months ended June 30, 2017 and $1.7 million for the three months ended June 30, 2018. This account reflects the amortization of intangible assets acquired in the Landmark transaction.
Six months ended June 30, 2018 compared to six months ended June 30, 2017: Amortization of acquired intangibles expense was unchanged, at $3.3 million for the six months ended June 30, 2017 and $3.3 million for the six months ended June 30, 2018. This account reflects the amortization of intangible assets acquired in the Landmark transaction.

Depreciation and Amortization Expense
Three months ended June 30, 2018 compared to three months ended June 30, 2017: Depreciation and amortization expense increased $0.7 million, or 25.0%, from $2.8 million for the three months ended June 30, 2017 to $3.5 million for the three months ended June 30, 2018. The increase was primarily due to additional fixed asset and technology investments in the business.

Six months ended June 30, 2018 compared to six months ended June 30, 2017: Depreciation and amortization expense increased $1.6 million, or 30.2%, from $5.3 million for the six months ended June 30, 2017 to $6.9 million for the six months ended June 30, 2018. The increase was primarily due to additional fixed asset and technology investments in the business.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended June 30, 2018 compared to three months ended June 30, 2017: Investment income (loss) decreased $(5.4) million, from $5.0 million for the three months ended June 30, 2017 to $(0.4) million for the three months ended June 30, 2018, reflecting the removal of Heitman and the negative returns generated by seed capital investments, principally due to volatility in the underlying asset values.
Six months ended June 30, 2018 compared to six months ended June 30, 2017: Investment income increased $54.6 million, from $11.1 million for the six months ended June 30, 2017 to $65.7 million for the six months ended June 30, 2018. Included in the balance in the six months ended June 30, 2018 is $65.7 million representing our gain on the sale of our investment in Heitman. This gain is offset by the removal of Heitman income as well as losses on seed capital investments, principally due to volatility in the underlying asset values.
Interest Income

Three months ended June 30, 2018 compared to three months ended June 30, 2017: Interest income increased $0.3 million, from $0.3 million for the three months ended June 30, 2017 to $0.6 million for the three months ended June 30, 2018. The increase was due to higher average cash balances and increases in short-term investment returns in the current quarter.

Six months ended June 30, 2018 compared to six months ended June 30, 2017: Interest income increased $0.7 million, from $0.4 million for the six months ended June 30, 2017 to $1.1 million for the six months ended June 30, 2018. The increase was due to higher average cash balances and increases in short-term investment returns in the current year.
Interest Expense
Three months ended June 30, 2018 compared to three months ended June 30, 2017: Interest expense increased $0.2 million, or 3.4%, from $5.9 million for the three months ended June 30, 2017 to $6.1 million for the three months ended June 30, 2018, reflecting our non-recourse seed capital facility.

Six months ended June 30, 2018 compared to six months ended June 30, 2017: Interest expense increased $0.6 million, or 5.1%, from $11.8 million for the six months ended June 30, 2017 to $12.4 million for the six months ended June 30, 2018, primarily reflecting our non-recourse seed capital facility originally entered into in July 2017.
U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted by changes in reserves for uncertain tax positions, tax effects of stock based compensation, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements. Tax law changes in both the U.S. and U.K. during the fourth quarter of 2017 have contributed to the differences in the effective tax rate in 2018 versus 2017. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate. Additionally, the sale of Heitman during the first quarter of 2018 has significantly increased the effective tax rate for the six months ended June 30, 2018.
Three months ended June 30, 2018 compared to three months ended June 30, 2017: Income tax expense increased $2.6 million, or 260.0%, from $1.0 million for the three months ended June 30, 2017 to $3.6 million for the three months ended June 30, 2018. The increase was driven by the loss of interest deductions as a result of U.K. tax law changes enacted in the fourth quarter of 2017, adjustments in 2018 for state taxes and tax reserves and a higher estimated annual effective tax rate.  These increases were partially offset by the decrease in the U.S. federal statutory tax rate effective as of January 1, 2018.
Six months ended June 30, 2018 compared to six months ended June 30, 2017: Income tax expense increased $25.7 million, or 389.4%, from $6.6 million for the six months ended June 30, 2017 to $32.3 million for the six months ended June 30, 2018. The effective tax rate increased to 35.2% for the six months ended June 30, 2018 from 16.2% for the six months ended June 30, 2017. The increase was driven by the tax impact of the sale of Heitman in January 2018, the loss of interest deductions as a result of U.K. tax law changes enacted in the fourth quarter of 2017, and the discrete tax charges in 2018 versus a tax benefit in 2017 related to vesting of employee share awards. These increases were partially offset by the decrease in the U.S. federal statutory tax rate effective as of January 1, 2018.

U.S. GAAP Consolidated Funds
Three months ended June 30, 2018 compared to three months ended June 30, 2017: Consolidated Funds’ revenue increased $0.7 million, from $0.5 million for the three months ended June 30, 2017 to $1.2 million for the three months ended June 30, 2018. Consolidated Funds’ expense decreased $(0.1) million, from $0.3 million for the three months ended June 30, 2017 to $0.2 million for the three months ended June 30, 2018. Consolidated Funds’ investment gain (loss) decreased $(5.6) million from $2.3 million for the three months ended June 30, 2017 to $(3.3) million for the three months ended June 30, 2018. The entire net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Six months ended June 30, 2018 compared to six months ended June 30, 2017: Consolidated Funds’ revenue increased $0.7 million, from $0.7 million for the six months ended June 30, 2017 to $1.4 million for the six months ended June 30, 2018. Consolidated Funds’ expense increased $0.1 million, from $0.5 million for the six months ended June 30, 2017 to $0.6 million for the six months ended June 30, 2018. Consolidated Funds’ investment gain (loss) decreased $(12.2) million from $6.5 million for the six months ended June 30, 2017 to $(5.7) million for the six months ended June 30, 2018. The entire net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
U.S. GAAP Discontinued Operations
Three months ended June 30, 2018 compared to three months ended June 30, 2017: All of our discontinued operations were wound down, sold, or transferred to OM plc prior to 2016 and there were no results from discontinued operations in either the three months ended June 30, 2017 or June 30, 2018.
Six months ended June 30, 2018 compared to six months ended June 30, 2017: All of our discontinued operations were wound down, sold, or transferred to OM plc prior to 2016 and there were no results from discontinued operations in the six months ended June 30, 2018. Discontinued operations consisted of a loss on disposal of $(0.1) million for the six months ended June 30, 2017, net of tax, representing incremental loss on disposal in the period. Gains and losses on disposal of discontinued operations represent our rights or obligations related to contractual residual interests in previously discontinued operations.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and six months ended June 30, 2018 and 2017. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Numerator: Operating income	$15.3	$12.9	$40.9	$36.4
Denominator: Total revenue	$233.9	$218.8	$483.6	$415.0
U.S. GAAP operating margin(1)	6.5%	5.9%	8.5%	8.8%

Numerator: Total operating expenses(2)	$218.4	$205.6	$442.1	$378.1
Denominator: Management fee revenue	$226.4	$206.7	$471.4	$402.4
U.S. GAAP operating expense / management fee revenue(3)	96.5%	99.5%	93.8%	94.0%

Numerator: Variable compensation	$61.3	$69.9	$125.2	$121.1
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$94.3	$99.1	$207.7	$188.7
U.S. GAAP variable compensation ratio(3)	65.0%	70.5%	60.3%	64.2%

Numerator: Affiliate key employee distributions	$18.7	$16.5	$42.4	$31.4
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$33.0	$29.2	$82.5	$67.6
U.S. GAAP Affiliate key employee distributions ratio(3)	56.7%	56.5%	51.4%	46.4%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 6.1% for the three months ended June 30, 2018, 5.8% for the three months ended June 30, 2017, 8.3% for the six months ended June 30, 2018 and 8.7% for the six months ended June 30, 2017.

(2)
Excludes consolidated Funds expense of $0.2 million for the three months ended June 30, 2018, $0.3 million for the three months ended June 30, 2017, $0.6 million for the six months ended June 30, 2018 and $0.5 million for the six months ended June 30, 2017.

(3)	Excludes the effect of Funds consolidation for the three and six months ended June 30, 2018 and 2017.

(4)
Excludes consolidated Funds revenue of $1.2 million for the three months ended June 30, 2018, $0.5 million for the three months ended June 30, 2017, $1.4 million for the six months ended June 30, 2018 and $0.7 million for the six months ended June 30, 2017.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Operating income	$15.3	$12.9	$40.9	$36.4
Affiliate key employee distributions	18.7	16.5	42.4	31.4
Operating income of consolidated Funds	(1.0)	(0.2)	(0.8)	(0.2)
Operating income before Affiliate key employee distributions	33.0	29.2	82.5	67.6
Variable compensation	61.3	69.9	125.2	121.1
Operating income before variable compensation and Affiliate key employee distributions	$94.3	$99.1	$207.7	$188.7
Effects of Inflation
For the three and six months ended June 30, 2018 and 2017, inflation did not have a material effect on our consolidated results of operations.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Six Months Ended June 30, 2018 and 2017
The following table reconciles net income attributable to controlling interests to economic net income for the three and six months ended June 30, 2018 and 2017:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2018	2017	2018	2017
U.S. GAAP net income attributable to controlling interests		$2.1	$12.9	$59.4	$34.3
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations(1)	34.0	23.3	63.9	35.2
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity(1)	19.4	19.4	38.6	38.6
iii.	Capital transaction costs	0.1	—	0.1	—
iv.	Seed/Co-investment (gains) losses and financings(2)	6.0	(2.9)	7.8	(8.7)
v.	Tax benefit of goodwill and acquired intangibles deductions	1.4	2.3	2.9	4.5
vi.	Discontinued operations and restructuring(3)	0.8	9.3	(64.8)	9.4
vii.	ENI tax normalization	3.1	2.1	9.9	2.2
Tax effect of above adjustments, as applicable(4)		(16.4)	(19.8)	(12.4)	(30.0)
Economic net income		$50.5	$46.6	$105.4	$85.5

(1)	The table below summarizes the Landmark-related components included in items (i) and (ii) of the above reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Landmark contingent consideration	$44.6	$17.0	$70.9	$26.3
Landmark pre-acquisition employee equity	16.8	15.2	36.6	27.2
Landmark-related total	61.4	32.2	107.5	53.5
Other Affiliate equity and amortization of intangible assets	(8.0)	10.5	(5.0)	20.3
Total	$53.4	$42.7	$102.5	$73.8

(2)	The net return on seed/co-investment (gains) losses and financings for the three and six months ended June 30, 2018 and 2017 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Seed/Co-investment (gains) losses	$3.9	$(3.6)	$4.1	$(10.3)
Financing costs:
Seed/Co-investment average balance	130.5	51.0	120.0	56.1
Blended interest rate*	6.5%	6.2%	6.2%	6.2%
Financing costs	2.1	0.7	3.7	1.6
Net seed/co-investment (gains) losses and financing	$6.0	$(2.9)	$7.8	$(8.7)

* The blended rate is based first on the interest rate paid on the Company’s non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(3)
The six months ended June 30, 2018 includes the gain on sale of Heitman of $65.7 million. Included in restructuring in the three and six months ended June 30, 2017 is $9.3 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation.

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
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP revenue	$233.9	$218.8	$483.6	$415.0
Include investment return on equity-accounted Affiliates(1)	0.7	3.1	1.3	5.5
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.2)	(0.5)	(1.4)	(0.7)
Exclude fixed compensation reimbursed by customers	(2.7)	—	(5.0)	—
Other	—	—	—	0.4
ENI revenue	$230.7	$221.4	$478.5	$420.2

(1)	Includes $2.6 million related to Heitman for the three months ended June 30, 2017 and $4.3 million related to Heitman for the six months ended June 30, 2017.

The following table identifies the components of ENI revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Management fees(1)	$226.4	$206.7	$471.4	$402.4
Performance fees(2)	3.0	11.2	5.0	11.4
Other income, including equity-accounted Affiliates(3)	1.3	3.5	2.1	6.4
ENI revenue	$230.7	$221.4	$478.5	$420.2

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $0.7 million for the three months ended June 30, 2018, $3.1 million for the three months ended June 30, 2017, $1.3 million for the six months ended June 30, 2018, and $5.5 million for the six months ended June 30, 2017. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP other revenue	$3.3	$0.4	$5.8	$0.5
Income from equity-accounted Affiliates	0.7	3.1	1.3	5.5
Exclude fixed compensation reimbursed by customers	(2.7)	—	(5.0)	—
Other reconciling items	—	—	—	0.4
ENI other income	$1.3	$3.5	$2.1	$6.4

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP operating expense	$218.6	$205.9	$442.7	$378.6
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(17.7)	(17.7)	(35.3)	(35.3)
Non-cash key employee equity and profit interest revaluations	(34.0)	(23.3)	(63.9)	(35.2)
Amortization of acquired intangible assets	(1.7)	(1.7)	(3.3)	(3.3)
Capital transaction costs	(0.1)	—	(0.1)	—
Restructuring costs	(0.8)	(9.3)	(0.9)	(9.3)
Fixed compensation reimbursed by customers	(2.7)	—	(5.0)	—
Funds’ operating expense	(0.2)	(0.3)	(0.6)	(0.5)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(61.3)	(61.1)	(125.2)	(112.3)
Affiliate key employee distributions	(18.7)	(16.5)	(42.4)	(31.4)
ENI operating expense	$81.4	$76.0	$166.0	$151.3

The following table identifies the components of ENI operating expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Fixed compensation & benefits(1)	$44.8	$41.0	$91.7	$83.8
General and administrative expenses(2)	33.1	32.2	67.4	62.2
Depreciation and amortization	3.5	2.8	6.9	5.3
ENI operating expense	$81.4	$76.0	$166.0	$151.3

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and six months ended June 30, 2018 and 2017 to ENI fixed compensation and benefits expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Total U.S. GAAP compensation and benefits expense	$183.4	$173.4	$372.6	$316.2
Acquisition-related consideration and pre-acquisition employee equity	(17.7)	(17.7)	(35.3)	(35.3)
Non-cash key employee equity and profit interest revaluations excluded from ENI	(34.0)	(23.3)	(63.9)	(35.2)
Sales-based compensation reclassified to ENI general & administrative expenses	(4.2)	(4.5)	(9.1)	(8.9)
Affiliate key employee distributions	(18.7)	(16.5)	(42.4)	(31.4)
Compensation related to restructuring expenses	—	(9.3)	—	(9.3)
Variable compensation	(61.3)	(61.1)	(125.2)	(112.3)
Fixed compensation reimbursed by customers(a)	(2.7)	—	(5.0)	—
ENI fixed compensation and benefits	$44.8	$41.0	$91.7	$83.8

(a)
The adoption of new accounting rules in 2018 related to revenue recognition requires us to record as separate revenue and expense certain compensation expense paid by us and subsequently reimbursed by the Fund. These reimbursed costs were recorded on a net basis in prior years. We net the separate revenues and expenses recorded under U.S. GAAP to better reflect the actual economics of our business.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP general and administrative expense	$29.8	$27.7	$59.3	$53.3
Sales-based compensation	4.2	4.5	9.1	8.9
Capital transaction costs	(0.1)	—	(0.1)	—
Restructuring costs	(0.8)	—	(0.9)	—
ENI general and administrative expense	$33.1	$32.2	$67.4	$62.2
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and six months ended June 30, 2018 and 2017. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Numerator: ENI operating earnings(1)	$88.0	$84.3	$187.3	$156.6
Denominator: ENI revenue	$230.7	$221.4	$478.5	$420.2
ENI operating margin(2)	38.1%	38.1%	39.1%	37.3%

Numerator: ENI operating expense	$81.4	$76.0	$166.0	$151.3
Denominator: ENI management fee revenue(3)	$226.4	$206.7	$471.4	$402.4
ENI operating expense ratio(4)	36.0%	36.8%	35.2%	37.6%

Numerator: ENI variable compensation	$61.3	$61.1	$125.2	$112.3
Denominator: ENI earnings before variable compensation(1)(5)	$149.3	$145.4	$312.5	$268.9
ENI variable compensation ratio(6)	41.1%	42.0%	40.1%	41.8%

Numerator: Affiliate key employee distributions	$18.7	$16.5	$42.4	$31.4
Denominator: ENI operating earnings(1)	$88.0	$84.3	$187.3	$156.6
ENI Affiliate key employee distributions ratio(7)	21.3%	19.6%	22.6%	20.1%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP operating income	$15.3	$12.9	$40.9	$36.4
Include investment return on equity-accounted Affiliates	0.7	3.1	1.3	5.5
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	34.0	23.3	63.9	35.2
Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	19.4	19.4	38.6	38.6
Capital transaction costs	0.1	—	0.1	—
Restructuring costs	0.8	9.3	0.9	9.3
Other	—	—	—	0.4
Affiliate key employee distributions	18.7	16.5	42.4	31.4
Variable compensation	61.3	61.1	125.2	112.3
Funds’ operating (income) loss	(1.0)	(0.2)	(0.8)	(0.2)
ENI earnings before variable compensation	149.3	145.4	312.5	268.9
Less: ENI variable compensation	(61.3)	(61.1)	(125.2)	(112.3)
ENI operating earnings	88.0	84.3	187.3	156.6
Less: ENI Affiliate key employee distributions	(18.7)	(16.5)	(42.4)	(31.4)
ENI earnings after Affiliate key employee distributions	$69.3	$67.8	$144.9	$125.2

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 6.1% for the three months ended June 30, 2018, 5.8% for the three months ended June 30, 2017, 8.3% for the six months ended June 30, 2018 and 8.7% for the six months ended June 30, 2017.

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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Pre-tax economic net income(1)	$65.8	$63.0	$137.2	$115.4
Intercompany interest expense deductible for U.S. tax purposes	(19.6)	(19.6)	(38.9)	(38.9)
Taxable economic net income	46.2	43.4	98.3	76.5
Taxes at the U.S. federal and state statutory rates(2)	(12.7)	(17.5)	(26.9)	(30.8)
Other reconciling tax adjustments	(2.6)	1.1	(4.9)	0.9
Tax on economic net income	(15.3)	(16.4)	(31.8)	(29.9)
Add back intercompany interest expense previously excluded	19.6	19.6	38.9	38.9
Economic net income	$50.5	$46.6	$105.4	$85.5
Economic net income effective tax rate(3)	23.3%	26.0%	23.2%	25.9%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP interest income	$0.6	$0.3	$1.1	$0.4
U.S. GAAP interest expense	(6.1)	(5.9)	(12.4)	(11.8)
U.S. GAAP net interest expense	(5.5)	(5.6)	(11.3)	(11.4)
Other ENI interest expense exclusions(a)	2.0	0.8	3.6	1.6
ENI net interest income (expense)	(3.5)	(4.8)	(7.7)	(9.8)
ENI earnings after Affiliate key employee distributions(b)	69.3	67.8	144.9	125.2
Pre-tax economic net income	$65.8	$63.0	$137.2	$115.4

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

(b)
ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income (loss) to ENI earnings after Affiliate key employee distributions.

(2)	Taxed at U.S. Federal and State statutory rate of 27.3% for the three and six months ended June 30, 2018 and 40.2% for the three and six months ended June 30, 2017.

(3)	The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.

Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Six Months Ended June 30,
($ in millions)	2018	2017
Cash provided by (used in)(1)(2)
Operating activities	$70.6	$60.7
Investing activities	50.0	48.0
Financing activities	(72.4)	(127.2)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Comparison for the six months ended June 30, 2018 and 2017
Net cash provided by operating activities of continuing operations increased $9.9 million, from net cash provided of $60.7 million for the six months ended June 30, 2017 to net cash provided of $70.6 million for the six months ended June 30, 2018, driven by year-to-date net income and non-cash charges, offset by changes in operating assets and liabilities in the six months ended June 30, 2018. Net cash provided by investing activities of continuing operations increased $2.0 million, from $48.0 million provided for the six months ended June 30, 2017 to $50.0 million provided for the six months ended June 30, 2018, driven primarily by the proceeds received from the sale of Heitman, offset by increased purchases of investment securities. Net cash used in financing activities of continuing operations decreased $(54.8) million, from $127.2 million used for the six months ended June 30, 2017 to $72.4 million used for the six months ended June 30, 2018, primarily due to lower share repurchases in the six months ended June 30, 2018 compared to 2017.

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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net income attributable to controlling interests	$2.1	$12.9	$59.4	$34.3
Net interest expense to third parties	5.5	5.6	11.3	11.4
Income tax expense (including tax expenses related to discontinued operations)	3.6	1.0	32.3	6.6
Depreciation and amortization (including intangible assets)	5.2	4.4	10.2	8.6
EBITDA	$16.4	$23.9	$113.2	$60.9
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit interests	34.0	23.3	63.9	35.2
Amortization of acquisition-related consideration and pre-acquisition employee equity	17.7	17.7	35.3	35.3
EBITDA of discontinued operations	—	—	—	0.1
(Gain) loss on seed and co-investments	3.9	(3.6)	4.1	(10.3)
Restructuring(1)	0.8	9.3	(64.8)	9.3
Capital transaction costs	0.1	—	0.1	—
Other	(0.1)	—	—	—
Adjusted EBITDA	$72.8	$70.6	$151.8	$130.5
ENI net interest expense to third parties	(3.5)	(4.8)	(7.7)	(9.8)
Depreciation and amortization	(3.5)	(2.8)	(6.9)	(5.3)
Tax on economic net income	(15.3)	(16.4)	(31.8)	(29.9)
Economic net income	$50.5	$46.6	$105.4	$85.5

(1)
The six months ended June 30, 2018 includes the gain on sale of Heitman of $65.7 million. Restructuring costs in the three and six months ended June 30, 2017 include $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation associated with the CEO transition.

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
Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	6/30/2018	12/31/2017	Interest rate	Maturity
Long-term debt of BSIG, net of issuance costs
Third party obligations:
Revolving credit facility	$—	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
Non-recourse seed capital facility	15.0	33.5	LIBOR + 1.55% plus 0.95% commitment fee	January 17, 2019
Long-term bonds:
4.80% Senior Notes Due 2026	272.0	271.9	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.0	120.9	5.125%	August 1, 2031
Total long-term debt	$408.0	$426.3
Revolving Credit Facility
On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners as amended, or the Credit Facility. Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million.  The Credit Facility has a maturity date of October 15, 2019.  Borrowings under the facility bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based on our credit rating. In addition, we are charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based on our credit rating.
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x.  At June 30, 2018, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.3x and our interest coverage ratio was 12.1x.
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

Non-recourse seed capital facility
In July 2017, we purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. We financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by our seed capital holdings. We entered into this facility as of July 17, 2017, and may borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the seed capital collateral. At June 30, 2018, amounts outstanding under this non-recourse seed capital facility amounted to $15.0 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the revolving credit facility.
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
Critical Accounting Policies and Estimates
In the six months ended June 30, 2018, we made the following updates or changes to our critical accounting policies from those disclosed as of December 31, 2017 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on February 28, 2018.
Revenue
In the first quarter of 2018, we adopted the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method applied to all contracts. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. We applied the five step method outlined in ASC 606 to all revenue streams. For a further discussion of the impact of ASC 606, please refer to Notes 2 and 10 in the accompanying Condensed Consolidated Financial Statements in Item 1 to this Quarterly Report on Form 10-Q.

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
We have performed a preliminary assessment of ASU 2016-02 and have enacted an implementation plan. We have refined our census of leases and are testing a lease accounting system. We are generally able to categorize our leases as either real estate leases (for office space) or as “all other” leases. Recording real estate leases under ASU 2016-02 is expected to create a category of “right-to-use” assets on our balance sheet to record the value of the leased office space in an amount equal to the net present value of future lease payments due, offset by a liability representing the total amounts due for the current value of future lease obligations. For all other leases, evaluations must be performed against the standard, but we do not expect there to be a material impact to our Condensed Consolidated Financial Statements.
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
Our model for assessing the impact of market risk on our results uses June 30, 2018 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended June 30, 2018. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended June 30, 2018.
Our profit sharing economic structure results in a sharing of market risk between us and our employees. Approximately 50% of our ENI cost structure is variable, representing variable compensation and Affiliate key employee distributions. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected at our statutory combined state and federal rate of approximately 27% to calculate profit after tax.
The value of our assets under management was $234.3 billion as of June 30, 2018. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $89.3 million based on our current weighted average fee rate of approximately 38 basis points, excluding net catch-up fees, including equity-accounted Affiliates. Approximately $53.5 billion, or 23%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 85% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $2.0 million impact to our gross performance fees based on our trailing twelve month performance fees of $20.1 million as of June 30, 2018. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $33.0 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $197.1 billion of equity assets under management to increase or decrease by $19.7 billion, resulting in a change in annualized management fee revenue of $68.2 million and an annual change in post-tax economic net income of approximately $25.8 million, given our current cost structure, operating model, and weighted average equity fee rates of 35 basis points at the mix of strategies as of June 30, 2018. Approximately $43.0 billion, or 22%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.6 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $99.9 billion of foreign currency denominated AUM to increase or decrease by $10.0 billion, resulting in a change in annualized management fee revenue of $43.4 million and an annual change in post-tax economic net income of $16.7 million, based on weighted average fees earned on our foreign currency denominated AUM of 43 basis points at the mix of strategies as of June 30, 2018. Approximately $13.0 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 90% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1.1 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $13.8 billion, would cause AUM to rise or fall by approximately $1.4 billion. Based on our fixed income weighted average fee rates of 20 basis points, annualized management fees would change by $2.7 million and post-tax economic net income would change by $1.0 million annually. There are currently no material fixed income assets earning performance fees as of June 30, 2018.

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

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and our Head of Finance, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at June 30, 2018. Based on this evaluation, our Chief Executive Officer and our Head of Finance have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018, under the heading “Risk Factors.”
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
April 1-30, 2018	1,438,891	$15.00	1,438,891	$111.9
May 1-31, 2018	94,524	14.95	94,524	110.5
June 1-30, 2018	—	—	—	560.5
Total	1,533,415	$15.01	1,533,415

(1)
On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, our Board of Directors approved an amendment to the existing repurchase contract, to permit us to repurchase our ordinary shares, from time to time, up to an aggregate limit of $600.0 million of ordinary shares. This amendment was subsequently approved by our shareholders on June 19, 2018. We repurchased 1,533,415 shares under this program during the three months ended June 30, 2018. As of June 30, 2018, $560.5 million remained available to repurchase shares under the February 2016 program. The February 2016 program expires on June 19, 2023.

Item 6.         Exhibits.

Exhibit No.	Description
2.1
Purchase Agreement, dated June 13, 2016, by and among OMAM Inc., OMAM (2016 Newco) LLC, Landmark Partners, LLC, LMRK Intermediary, Inc. and the sellers named therein, incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed on July 20, 2016.

3.1	Memorandum of Association, incorporated herein by reference to Exhibit 3.1 to Registration Statement No. 333-197106 on Form S-1 filed on September 8, 2014.

3.2	Articles of Association, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 5, 2015.

Exhibit No.	Description
4.1	Specimen Ordinary Share Certificate, incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 333-197106 on Form S-1 filed on September 18, 2014.

4.2	Form of Senior or Subordinated Indenture, incorporated herein by reference to Exhibit 4.2 to the Registration Statement No. 333-207781 on Form S-3 filed on November 4, 2015.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months and six ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group plc

Dated:	August 8, 2018

		By:	/s/ Stephen H. Belgrad
Stephen H. Belgrad President and Chief Executive Officer (principal executive officer)

/s/ Daniel K. Mahoney
Daniel K. Mahoney Senior Vice President and Head of Finance (principal financial officer and principal accounting officer)