Form 10-Q
period 2018-09-30
BrightSphere Investment Group plc
filed 2018-11-08
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of November 5, 2018 was 106,337,038.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$314.1	$186.3
Investment advisory fees receivable	186.4	208.3
Income taxes receivable	—	30.0
Fixed assets, net	45.8	41.7
Investments (includes balances reported at fair value of $208.6 and $182.6)	210.1	244.4
Acquired intangibles, net	73.4	78.3
Goodwill	274.6	274.6
Other assets	53.1	33.6
Deferred tax assets	267.7	240.6
Assets of consolidated Funds:
Cash and cash equivalents, restricted	7.4	14.1
Investments, at fair value	135.4	136.7
Other assets	5.6	3.1
Total assets	$1,573.6	$1,491.7
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$48.9	$54.9
Accrued incentive compensation	181.8	186.1
Due to OM plc	50.7	59.1
Other compensation liabilities	629.5	479.0
Accrued income taxes	53.4	96.2
Non-recourse borrowings	15.0	33.5
Third party borrowings	393.1	392.8
Other liabilities	7.3	8.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	20.7	2.5
Securities sold, not yet purchased, at fair value	1.4	7.9
Other liabilities	0.1	0.1
Total liabilities	1,401.9	1,320.4
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	70.4	44.0
Equity:
Ordinary shares (nominal value $0.001; 106,337,038 and 109,720,358 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	120.8	96.9
Accumulated other comprehensive loss	(21.0)	(21.6)
Non-controlling interests	1.4	1.3
Non-controlling interests in consolidated Funds	—	50.6
Total equity and redeemable non-controlling interests in consolidated Funds	171.7	171.3
Total liabilities and equity	$1,573.6	$1,491.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Management fees	$229.6	$221.7	$701.0	$624.1
Performance fees	(2.1)	0.7	2.9	12.1
Other revenue	1.4	0.1	7.2	0.6
Consolidated Funds’ revenue	1.2	0.7	2.6	1.4
Total revenue	230.1	223.2	713.7	638.2
Operating expenses:
Compensation and benefits	180.2	182.2	552.8	498.4
General and administrative expense	31.0	27.6	90.3	80.9
Amortization of acquired intangibles	1.6	1.6	4.9	4.9
Depreciation and amortization	3.7	3.2	10.6	8.5
Consolidated Funds’ expense	0.3	0.3	0.9	0.8
Total operating expenses	216.8	214.9	659.5	593.5
Operating income	13.3	8.3	54.2	44.7
Non-operating income and (expense):
Investment income	3.9	9.4	69.6	20.5
Interest income	0.9	0.1	2.0	0.5
Interest expense	(6.3)	(6.4)	(18.7)	(18.2)
Net consolidated Funds’ investment gains (losses)	(1.1)	3.4	(6.8)	9.9
Total non-operating income (loss)	(2.6)	6.5	46.1	12.7
Income from continuing operations before taxes	10.7	14.8	100.3	57.4
Income tax expense (benefit)	(43.4)	(5.1)	(11.1)	1.5
Income from continuing operations	54.1	19.9	111.4	55.9
Gain (loss) on disposal of discontinued operations, net of tax	0.1	—	0.1	(0.1)
Net income	54.2	19.9	111.5	55.8
Net income (loss) attributable to non-controlling interests in consolidated Funds	0.2	1.2	(1.9)	2.8
Net income attributable to controlling interests	$54.0	$18.7	$113.4	$53.0

Earnings per share (basic) attributable to controlling interests	$0.51	$0.17	$1.05	$0.47
Earnings per share (diluted) attributable to controlling interests	0.51	0.17	1.04	0.47
Continuing operations earnings per share (basic) attributable to controlling interests	0.51	0.17	1.05	0.47
Continuing operations earnings per share (diluted) attributable to controlling interests	0.51	0.17	1.04	0.47
Weighted average ordinary shares outstanding	106.4	109.0	108.1	111.3
Weighted average diluted ordinary shares outstanding	106.5	109.7	108.2	111.9

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$54.2	$19.9	$111.5	$55.8
Other comprehensive income:
Valuation and amortization related to derivative securities, net of tax	0.6	0.6	1.8	1.3
Foreign currency translation adjustment	(0.4)	0.9	(1.2)	2.6
Total other comprehensive income	0.2	1.5	0.6	3.9
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	0.2	1.2	(1.9)	2.8
Total comprehensive income attributable to controlling interests	$54.2	$20.2	$114.0	$56.9

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2018 and 2017
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2016	114.1	$0.1	$190.2	$(26.3)	164.0	$1.0	$—	$165.0	$5.5	$170.5
Issuance of ordinary shares	0.6	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(5.0)	—	(73.1)	—	(73.1)	—	—	(73.1)	—	(73.1)
Capital contribution (redemptions)	—	—	(0.7)	—	(0.7)	—	—	(0.7)	4.8	4.1
Equity-based compensation	—	—	12.8	—	12.8	—	—	12.8	—	12.8
Foreign currency translation adjustment	—	—	—	2.6	2.6	—	—	2.6	—	2.6
Amortization related to derivatives securities, net of tax	—	—	—	1.3	1.3	—	—	1.3	—	1.3
Business acquisition	—	—	—	—	—	0.2	—	0.2	—	0.2
Net consolidation of Funds	—	—	—	—	—	—	—	—	1.3	1.3
Dividends to shareholders	—	—	(20.2)	—	(20.2)	—	—	(20.2)	—	(20.2)
Dividends to related parties	—	—	(8.9)	—	(8.9)	—	—	(8.9)	—	(8.9)
Net income	—	—	53.0	—	53.0	—	—	53.0	2.8	55.8
September 30, 2017	109.7	$0.1	$153.1	$(22.4)	$130.8	$1.2	$—	$132.0	$14.4	$146.4

December 31, 2017	109.7	$0.1	$96.9	$(21.6)	$75.4	$1.3	$50.6	$127.3	$44.0	$171.3
Issuance of ordinary shares	1.0	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(4.4)	—	(62.1)	—	(62.1)	—	—	(62.1)	—	(62.1)
Capital contributions (redemptions)	—	—	—	—	—	—	9.3	9.3	68.0	77.3
Equity-based compensation	—	—	4.2	—	4.2	—	—	4.2	—	4.2
Foreign currency translation adjustment	—	—	—	(1.2)	(1.2)	—	—	(1.2)	—	(1.2)
Amortization related to derivative securities, net of tax	—	—	—	1.8	1.8	—	—	1.8	—	1.8
Business acquisition	—	—	—	—	—	0.1	—	0.1	—	0.1
Net de-consolidation of Funds	—	—	—	—	—	—	(58.1)	(58.1)	(41.5)	(99.6)
Dividends	—	—	(31.6)	—	(31.6)	—	—	(31.6)	—	(31.6)
Net income (loss)	—	—	113.4	—	113.4	—	(1.8)	111.6	(0.1)	111.5
September 30, 2018	106.3	$0.1	$120.8	$(21.0)	$99.9	$1.4	$—	$101.3	$70.4	$171.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$111.5	$55.8
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	1.9	(2.8)
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
(Gain) loss on disposal of discontinued operations, excluding consolidated Funds	(0.1)	0.1
Amortization of acquired intangibles	4.9	4.9
Depreciation and other amortization	10.6	8.5
Amortization of debt-related costs	2.4	2.3
Amortization and revaluation of non-cash compensation awards	165.9	144.7
Net earnings from Affiliates accounted for using the equity method	(2.1)	(11.2)
Distributions received from equity method Affiliates	11.7	15.0
Gain on sale of investment in Affiliate	(65.7)	—
Deferred income taxes	(28.2)	(35.7)
(Gains) losses on other investments	(2.0)	(28.4)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and amounts due from related parties	22.2	(31.0)
(Increase) decrease in other receivables, prepayments, deposits and other assets	18.9	(0.8)
Increase (decrease) in accrued incentive compensation, amounts due to related parties and other liabilities	(17.1)	45.5
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(48.3)	3.5
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	186.5	170.4
Net income (loss) attributable to non-controlling interests in consolidated Funds	(1.9)	2.8
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
(Gains) losses on other investments	3.7	(2.2)
(Increase) decrease in receivables and other assets	(4.7)	0.1
Increase (decrease) in accounts payable and other liabilities	20.4	0.3
Net cash flows from operating activities of continuing operations of consolidated Funds	17.5	1.0
Net cash flows from operating activities of continuing operations	204.0	171.4
Net cash flows from operating activities of discontinued operations	0.1	—
Total net cash flows from operating activities	204.1	171.4
Cash flows from investing activities:
Additions of fixed assets	(14.5)	(10.0)
Proceeds from sale of investment in Affiliate	100.0	—
Business acquisitions, net of cash acquired	—	(1.9)
Purchase of investment securities	(75.9)	(80.9)
Sale of investment securities	49.2	66.1
Cash flows from investing activities of consolidated Funds
Purchase of investments	(178.0)	(49.2)
Sale of investments	116.7	44.0
Consolidation (de-consolidation) of Funds	(40.2)	7.3
Net cash flows from investing activities of continuing operations	(42.7)	(24.6)
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	(42.7)	(24.6)

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from non-recourse borrowings	15.0	68.5
Repayment of non-recourse borrowings	(33.5)	(35.0)
Payment to OM plc for deferred tax arrangement	—	(45.5)
Payment to OM plc for co-investment redemptions	(0.6)	(4.4)
Dividends paid to shareholders	(24.0)	(20.1)
Dividends paid to related parties	(7.9)	(8.9)
Payment to OM plc for promissory notes	(4.5)	—
Repurchases of ordinary shares	(62.1)	(73.8)
Cash flows from financing activities of consolidated Funds
Non-controlling interest capital raised	77.7	4.8
Redeemable non-controlling interest capital redeemed	(0.4)	—
Net cash flows from financing activities of continuing operations	(40.3)	(114.4)
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	(40.3)	(114.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	121.1	32.4
Cash and cash equivalents at beginning of period	200.4	102.3
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$321.5	$134.7

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$19.9	$20.4
Income taxes paid	28.0	32.8

Supplemental disclosure of non-cash investing and financing transactions:
Consolidation (de-consolidation) of Funds	$(99.6)	$1.3
Payable for securities purchased by a consolidated Fund	19.8	—

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
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and December 31, 2017, the Company and/or OM plc completed a series of transactions in the Company’s shares to reduce OM plc’s holdings in the Company to under 0.1% of the Company’s outstanding ordinary shares. Included in these transactions was a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA Capital US (“HNA”). At September 30, 2018, HNA owned 25.7% of the Company’s outstanding ordinary shares.
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
Revenue recognition
Revenue from contracts with customers
In the first quarter of 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”), using the modified retrospective method applied to all contracts. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company applied the five step method outlined in ASC 606 to all revenue streams.
The Company’s consolidated revenue recorded pursuant to ASC 606 is recognized over time and primarily consists of management fees, performance fees and reimbursement of certain costs from funds. Management fees are typically billed monthly or quarterly by Affiliates for managing the assets of clients.
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
Performance fees are generally assessed as a percentage of the investment performance realized on a client’s account. Additionally, separate accounts or other products which primarily earn management fees are potentially subject to performance adjustments up or down based on investment performance versus benchmark. Performance fees, including those that are subject to clawback are recognized when they (i) become billable to customers (based on contractual terms of agreements), (ii) are not subject to contingent repayment and (iii) when collection is reasonably assured.

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
Certain Funds reimburse the Company’s Affiliates for certain expenses where the Affiliate is acting as a principal, primarily for compensation expense for field office personnel at several Timber Funds (as defined below). Revenue from expense reimbursement is accrued at cost as the corresponding reimbursable expenses are incurred and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations.
Revenue from other sources
Other revenue also includes interest income on cash and cash equivalents including Funds and revenue from administration and consulting services.
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
Compensation arrangements
The Company operates short term variable compensation arrangements where generally, a percentage of each Affiliate’s annual pre-variable compensation earnings, as defined in each arrangement, is allocated to a “pool” of each respective Affiliate’s key employees and subsequently distributed to individuals subject to recommendation and approval of a remuneration committee comprised of both the Company’s and each respective Affiliate’s management. Variable compensation expense is accrued and recognized in the Consolidated Statements of Operations as services are provided by individual employees.

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
In addition, under certain circumstances, Affiliate key employees are eligible to receive a series of repurchase payments upon exiting the plans based on a multiple of the last twelve months profits of their respective Affiliate, as defined. Profits allocated and movements in the potential repurchase value, determined based on a fixed multiple times trailing twelve-month profits, as defined, are recognized as compensation expense. Profit interests compensation liabilities are re-measured at each reporting date at the twelve-month earnings multiple, with movements treated as compensation expense in the Company’s Condensed Consolidated Statements of Operations.
Share-based compensation plans
The Company recognizes the cost of all share-based payments to directors, senior management and employees, including grants of restricted stock, as compensation expense in the Condensed Consolidated Statements of Operations over the respective vesting periods.
Awards made under the Company’s equity plans are accounted for as equity settled and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded. Valuation of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is determined based on the Company’s closing share price as quoted on the New York Stock Exchange on the measurement date. For performance-based awards, a Monte-Carlo simulation model is used to determine the fair value. Key inputs for the model include: assumed reinvestment of dividends, risk-free interest rate and expected volatility. All excess tax benefits and deficiencies on share-based payment awards are recognized as income tax expense or benefit in the Condensed Consolidated Statements of Operations. In addition, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur and excess tax benefits or deficiencies are classified with other income tax cash flows as an operating activity in the Condensed Consolidated Statement of Cash Flows. The Company recognizes forfeitures as they occur.
Awards of Affiliate equity made to Affiliate key employees are accounted for as cash settled, with the fair value recognized as compensation expense over the requisite service period, with a corresponding liability carried within other compensation liabilities on the Condensed Consolidated Balance Sheet until the award is settled by the Company. The fair value of the liability is based on the expected cash to be paid. The liability is revalued at each reporting period, with any movements recorded within compensation expense.

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
In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties on a proportional basis. The primary beneficiary of the VIE is defined as the variable interest holder that has a controlling financial interest. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impacts its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If no single party satisfies both criteria, but the Company and its related parties satisfy the criteria on a combined basis, then the primary beneficiary is the entity out of the related party group that is most closely associated to the VIE. The consolidation analysis can generally be performed qualitatively, however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. The Company generally is not the primary beneficiary of Fund VIEs created to manage assets for clients unless the Company’s ownership interest in the fund, including interests of related parties on a proportional basis, is substantial.
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
3) Investments
Investments are comprised of the following as of the dates indicated (in millions):

	September 30, 2018	December 31, 2017
Investments of consolidated Funds held at fair value	$135.4	$136.7
Other investments held at fair value(1)	106.5	87.4
Investments related to long-term incentive compensation plans held at fair value	102.1	95.2
Total investments held at fair value	344.0	319.3
Equity-accounted investments in Affiliates	1.5	1.6
Investments in Affiliates carried at cost	—	53.8
Other investments carried at cost(1)	—	6.4
Total investments per Condensed Consolidated Balance Sheets	$345.5	$381.1

(1)
At December 31, 2017, $6.4 million of investments made by one of our Affiliates in timber and timberlands were recorded at cost. In 2018, the Company transitioned to fair value recognition and presentation and investments formerly carried at cost were reclassified from “other investments carried at cost” in this table as of December 31, 2017 to “other investments held at fair value” in this table as of September 30, 2018. Also see Note 2.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments (cont.)

In August 2017, the Company executed a non-binding term sheet to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, BSIG entered into a redemption agreement on November 17, 2017 and the Company reclassified its investment in Heitman to a cost method investment. The transaction closed on January 5, 2018. The carrying value of BSIG’s interest in Heitman as of December 31, 2017 was $53.8 million and is included in the “Investments in Affiliates carried at cost” line in the table above. BSIG has retained its co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments.

Investment income is comprised of the following for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized and unrealized gains on other investments held at fair value	$3.1	$3.7	$1.8	$7.6
Investment return of held for sale investments	—	—	—	1.7
Total return on BSIG investments	3.1	3.7	1.8	9.3
Investment return on equity-accounted investments in Affiliates	0.8	5.7	2.1	11.2
Investment return on sale of Affiliate carried at cost	—	—	65.7	—
Total investment income per Condensed Consolidated Statements of Operations	$3.9	$9.4	$69.6	$20.5

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, September 30, 2018
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$45.7	$—	$—	$—	$45.7
Short-term investment funds	25.7	—	—	—	25.7
Bank loans	—	58.8	—	—	58.8
Other investments	—	4.4	—	—	4.4
Derivatives	0.7	0.1	—	—	0.8
Consolidated Funds total	72.1	63.3	—	—	135.4
Investments in separate accounts(2)	41.0	2.3	—	—	43.3
Investments related to long-term incentive compensation plans(3)	102.1	—	—	—	102.1
Investments in unconsolidated Funds(4)	—	—	4.6	58.6	63.2
BSIG total	143.1	2.3	4.6	58.6	208.6
Total fair value assets	$215.2	$65.6	$4.6	$58.6	$344.0
Liabilities of consolidated Funds(1)
Common stock	$(0.9)	$—	$—	$—	$(0.9)
Derivatives	(0.4)	(0.1)	—	—	(0.5)
Consolidated Funds total	(1.3)	(0.1)	—	—	(1.4)
Total fair value liabilities	$(1.3)	$(0.1)	$—	$—	$(1.4)

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

(1)
Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates. $135.4 million in assets and $1.4 million in liabilities at September 30, 2018 and $136.7 million in assets and $7.9 million in liabilities at December 31, 2017 are the result of the consolidation of Funds sponsored by the Company’s Affiliates.

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
The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. Assets of consolidated Funds also include investments in bank loans. Interests in senior floating-rate loans for which reliable market participant

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

quotations are readily available are valued at the average mid-point of bid and ask quotations obtained from a third-party pricing service. These assets are classified as Level II.
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

(2)
Investments in separate accounts of $43.3 million at September 30, 2018 consist of approximately 4% of cash equivalents and 96% of equity securities and other investments. Investments in separate accounts of $46.1 million at December 31, 2017 consist of approximately 1% of cash equivalents and 99% of equity securities. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).

(3)
Investments related to long term compensation plans of $102.1 million and $95.2 million at September 30, 2018 and December 31, 2017, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The uncategorized amounts of $58.6 million and $41.3 million at September 30, 2018 and December 31, 2017, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to twelve years from September 30, 2018. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
The Level III amount of $4.6 million at September 30, 2018 relates to investments in Timber Funds advised by Affiliates and is valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from their fair value presented.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

Not included in the above is $60.2 million at December 31, 2017 of investments carried at cost, including the Company’s investment in Heitman at December 31, 2017. In January 2018, the Heitman sale transaction was completed and the Company recognized a pre-tax gain of $65.7 million during the nine months ended September 30, 2018.
At January 1, 2018, the Company adopted the provisions of ASU 2016-01, discussed further in Note 2, resulting in a re-categorization of certain unconsolidated investments in Timber Funds from historical cost less depletion to fair value.
The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Investments in unconsolidated Funds		Consolidated Funds other investments
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Level III financial assets
At beginning of the period	$5.2	$—	$26.5	$—
Additions (redemptions)	(0.3)	(0.3)	—	—
Transfers into Level III	—	—	—	26.5
Change in recognition based on adoption of ASU 2016-01	—	6.4	—	—
Funds deconsolidation	—	—	(26.5)	(26.5)
Total net fair value losses recognized in net income	(0.3)	(1.5)	—	—
Total Level III financial assets	$4.6	$4.6	$—	$—
During the nine months ended September 30, 2018, the Company transferred $26.5 million of consolidated Funds other assets into Level III. These investments were not previously classified on the fair value hierarchy. The Fund was de-consolidated during the three months ended September 30, 2018. There were no other significant transfers of financial assets or liabilities among Levels I, II or III during the nine months ended September 30, 2018.

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	9/30/2018	12/31/2017
Assets
Investments at fair value	$135.4	$106.7
Other assets of consolidated Funds	13.0	16.8
Total Assets	$148.4	$123.5
Liabilities
Other liabilities of consolidated Funds	$22.2	$3.3
Total Liabilities	$22.2	$3.3
“Investments at fair value” consist of investments in timber or securities. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	September 30, 2018	December 31, 2017
Unconsolidated VIE assets	$7,281.7	$6,001.1
Unconsolidated VIE liabilities	$5,885.7	$3,843.7
Equity interests on the Condensed Consolidated Balance Sheet	$31.1	$54.4
Maximum risk of loss(1)	$42.7	$58.5

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
On January 5, 2018, the Company closed a transaction to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. At September 30, 2018, the Company no longer has a variable interest in Heitman.
6) Related Party Transactions
OM plc was considered a related party of the Company through November 17, 2017, at which point OM plc sold all but a deminimus amount of the Company’s ordinary shares (see Note 1). OM plc historically provided the Company with various oversight services, including governance. These services have all been transitioned to the Company. Costs related to these services which (i) were directly attributable to the Company, (ii) were charged to the Company by OM plc and (iii) were paid to OM plc by the Company, have been recorded in the Company’s unaudited Condensed Consolidated Financial Statements and were $0.1 million in the three months ended September 30, 2017 and $0.5 million in the nine months ended September 30, 2017.
During 2016, the Company and OM plc agreed to amend the Deferred Tax Asset Deed. The initial payment to OM plc under the terms of the Deferred Tax Asset Deed, as amended, of $45.5 million was paid on June 30, 2017, however as a result of the Tax Act, no additional payments have been made. The reduction of the corporate tax rate and other provisions of the Tax Act resulted in a decrease to the Deferred Tax Asset Deed of approximately $51.8 million for the year ended December 31, 2017.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

6) Related Party Transactions (cont.)

During 2016, the Company and OM plc agreed to amend the Seed Capital Management Agreement. As a result of the amendment, the Company purchased approximately $39.6 million of seed investments from OM plc in September 2016 and the remaining seed capital investments covered by the Seed Capital Management Agreement valued at $63.4 million in July 2017, financed in part by borrowings under the non-recourse seed capital facility (see Note 7) and two promissory notes due and paid in the first quarter of 2018 in the amount of $4.5 million. Amounts owed to OM plc associated with the Co-investment Deed were $6.0 million at September 30, 2018, net of tax. As of September 30, 2018, the Company had recorded $4.9 million for redemptions and estimated taxes due under the Co-investment Deed. Amounts withheld in excess of the future tax liability will be payable to OM plc upon settlement.
During 2016, the Company made a loan to an equity-method Affiliate that was used to make co-investments in Affiliate Funds. Amounts due to the Company in connection with this loan are included in other assets on the Company’s Condensed Consolidated Balance Sheets and was $3.6 million at December 31, 2017. On January 5, 2018, the Company closed a transaction to sell its stake in this equity-method Affiliate.
During the three and nine months ended September 30, 2017, the Company paid dividends to OM plc of $2.0 million and $8.9 million, respectively. During the three months ended September 30, 2018 and 2017, the Company paid dividends to HNA of $2.7 million and $1.0 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company paid dividends to HNA of $7.9 million and $2.0 million, respectively.
As the Company is a member of a group of related businesses, it is possible that the terms of certain related party transactions are not the same as those that would result from transactions with wholly unrelated parties.
7) Borrowings and Debt
The Company’s long-term debt facilities at September 30, 2018 were comprised of a revolving credit facility, non-recourse seed capital financing and long-term bonds.
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to the Company’s senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, the Company’s interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.25%. Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x.
At September 30, 2018 the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). The Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.3x and interest coverage ratio was 12.1x which includes $393.1 million of long-term bonds, and per the terms of the revolving credit facility excludes non-recourse debt (see below).
At December 31, 2017 the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). Including $392.8 million of long-term bonds (see below), the Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.4x and interest coverage ratio was 11.5x.
Non-recourse seed capital facility
In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. BSIG financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by its seed capital holdings. The Company entered into this facility as of July 17, 2017 and may borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the permitted seed capital collateral. The non-recourse seed facility bears interest at LIBOR +1.55% with a commitment fee on the unused portion of this facility of 0.95%. The facility currently has a maturity date of July 17, 2019 and includes a six-month evergreen renewal option. At September 30, 2018, and December 31, 2017, amounts outstanding under this non-recourse seed capital facility amounted to $15.0 million and $33.5 million, respectively. Per the terms of the Company’s Credit Facility, drawdowns under this facility are excluded from the Company’s third party debt levels for purposes of calculating the Company’s credit ratio covenants. The fair value of borrowings on the non-recourse seed capital facility approximated the net cost basis as of September 30, 2018 and December 31, 2017.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Borrowings and Debt (cont.)

Long-term bonds
The Company’s long-term bonds were comprised of the following as of the dates indicated (in millions):

	September 30, 2018				December 31, 2017
Long-term bonds:	Maturity amount	Discount and issuance costs	Carrying value	Fair Value	Carrying value	Fair Value
4.80% Senior Notes Due 2026	$275.0	$(3.0)	$272.0	$267.9	$271.9	$285.7
5.125% Senior Notes Due 2031	125.0	(3.9)	121.1	114.5	120.9	124.6
Total long-term bonds	$400.0	$(6.9)	$393.1	$382.4	$392.8	$410.3
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
Interest expense
Interest expense incurred amounted to a total of $6.3 million and $6.4 million for the three months ended September 30, 2018 and 2017, respectively. Interest expense incurred amounted to a total of $18.7 million and $18.2 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense consists of interest accrued on the long-term debt and lines of credit, commitment fees and amortization of debt-related costs.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $68 million in co-investments as of September 30, 2018. These commitments will be funded as required through the end of the respective investment periods ranging through 2024.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of September 30, 2018, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At September 30, 2018, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at September 30, 2018.
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
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to controlling interests	$54.0	$18.7	$113.4	$53.0
Less: Total income available to participating unvested securities(1)	(0.2)	(0.1)	(0.4)	(0.3)
Total net income attributable to ordinary shares	$53.8	$18.6	$113.0	$52.7
Denominator:
Weighted-average ordinary shares outstanding—basic	106,363,714	109,037,556	108,057,432	111,270,049
Potential ordinary shares:
Restricted stock units	150,995	629,441	174,278	669,849
Weighted-average ordinary shares outstanding—diluted	106,514,709	109,666,997	108,231,710	111,939,898
Earnings per ordinary share attributable to controlling interests:
Basic	$0.51	$0.17	$1.05	$0.47
Diluted	$0.51	$0.17	$1.04	$0.47

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.

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
Cost of acquiring and fulfilling a contract
The Company is required to capitalize certain costs directly related to the acquisition or fulfillment of a contract with a customer. The Company has noted no instances where sales-based compensation or similar costs meet the definition of an incremental cost to acquire a contract with a customer under ASC 606. There are no instances where the Company has incurred costs to fulfill a contract with a customer, therefore no intangible assets related to contract acquisition or fulfillment have been recognized.
Categories of revenue
Management fees
The Company’s management fees are a function of the fee rates the Affiliates charge to their clients, which are typically expressed in basis points, and the levels of the Company’s assets under management. The greatest driver of increases or decreases in this average fee rate is changes in the mix of the Company’s assets under management caused by net inflows or outflows in certain asset classes or disproportionate market movements.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Performance fees
The Company’s alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts / other products, which primarily earn management fees, are potentially subject to performance adjustments up or down based on investment performance versus benchmarks.
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $1.1 million for the three months ended September 30, 2018 and $6.1 million for the nine months ended September 30, 2018 and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.
Disaggregation of management fee revenue
The Company classifies its revenue (including only consolidated Affiliates that are included in management fee revenue) among the following asset classes:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of timberland investments, secondary Funds focused in real estate and private equity, and other alternative investments.
Revenue by asset class for the three and nine months ended September 30, 2018 and 2017 were (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. equity	$45.3	$47.2	$138.4	$144.9
Global / non-U.S. equity	123.0	121.5	377.8	339.3
Fixed income	6.7	6.9	20.3	20.8
Alternatives	54.6	46.1	164.5	119.1
Management fee revenue	$229.6	$221.7	$701.0	$624.1

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (loss) (in millions):

	For the nine months ended September 30, 2018
	Pre-Tax	Tax (Expense)	Net of Tax
Foreign currency translation adjustment	$(1.2)	$—	$(1.2)
Amortization related to derivatives securities	2.1	(0.3)	1.8
Other comprehensive income (loss)	$0.9	$(0.3)	$0.6

	For the nine months ended September 30, 2017
	Pre-Tax	Tax (Expense)	Net of Tax
Foreign currency translation adjustment	$2.6	$—	$2.6
Amortization related to derivatives securities	2.0	(0.7)	1.3
Other comprehensive income (loss)	$4.6	$(0.7)	$3.9
The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 were as follows (in millions):

	Foreign currency translation adjustment	Valuation of derivative securities	Total
Balance, as of December 31, 2017	$3.5	$(25.1)	$(21.6)
Other comprehensive income	(1.2)	1.8	0.6
Balance, as of September 30, 2018	$2.3	$(23.3)	$(21.0)
The Company reclassified $2.1 million and $2.0 million from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017, respectively.

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
As of September 30, 2018, the balance recorded in accumulated other comprehensive income (loss) was $(23.3) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.7 million and $0.7 million have been reclassified for the three months ended September 30, 2018 and 2017, respectively, and amounts of $2.1 million and $2.0 million have been reclassified for the nine months ended September 30, 2018 and 2017, respectively. During the next twelve months the Company expects to reclassify approximately $2.9 million to interest expense.
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

•
U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three and nine months ended September 30, 2018 and 2017, as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure — Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three and nine months ended September 30, 2018 and 2017 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

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

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $53.3 billion, or 23% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which BSIG participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.
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

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2018 and 2017:

($ in millions, unless otherwise noted)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
U.S. GAAP Basis
Revenue	$230.1	$223.2	$6.9	$713.7	$638.2	$75.5
Pre-tax income from continuing operations attributable to controlling interests	10.5	13.6	(3.1)	102.2	54.6	47.6
Net income from continuing operations attributable to controlling interests	53.9	18.7	35.2	113.3	53.1	60.2
Net income attributable to controlling interests	54.0	18.7	35.3	113.4	53.0	60.4
U.S. GAAP operating margin(1)	5.8%	3.7%	206 bps	7.6%	7.0%	59 bps
Earnings per share, basic ($)	$0.51	$0.17	$0.34	$1.05	$0.47	$0.58
Earnings per share, diluted ($)	$0.51	$0.17	$0.34	$1.04	$0.47	$0.57
Basic shares outstanding (in millions)	106.4	109.0	(2.6)	108.1	111.3	(3.2)
Diluted shares outstanding (in millions)	106.5	109.7	(3.2)	108.2	111.9	(3.7)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$228.6	$228.2	$0.4	$707.1	$648.4	$58.7
Pre-tax economic net income(5)	64.2	64.2	—	201.4	179.6	21.8
Adjusted EBITDA	71.0	72.0	(1.0)	222.8	202.5	20.3
ENI operating margin(6)	38.4%	38.9%	(46) bps	38.9%	37.8%	107 bps
Economic net income(7)	48.8	46.7	2.1	154.2	132.2	22.0
ENI diluted EPS ($)	$0.46	$0.43	$0.03	$1.42	$1.18	$0.24

Other Operational Information(8)
Assets under management (AUM) at period end (in billions)	$237.7	$235.9	$1.8	$237.7	$235.9	$1.8
Net client cash flows (in billions)	(2.6)	0.5	(3.1)	(4.8)	(2.3)	(2.5)
Annualized revenue impact of net flows (in millions)(9)	4.7	12.2	(7.5)	8.5	26.1	(17.6)

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

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

(8)
As previously disclosed, in August 2017 we executed an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate, to Heitman’s management for cash consideration totaling $110 million. Operational information (including AUM and flow data) excludes Heitman for periods beginning in the third quarter of 2017 (Heitman remained in operational information for the first half of 2017). Including Heitman, AUM, net flows, and annualized revenue impact of net flows were $268.2 billion, $(0.4) billion, and $10.3 million, respectively, for the three months ended September 30, 2017 and $268.2 billion, $(3.2) billion, and $24.2 million, respectively, for the nine months ended September 30, 2017.

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

Assets Under Management
In August 2017, we entered into an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate, to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, we entered into a redemption agreement on November 17, 2017. Heitman stopped contributing to our financial results as of November 30, 2017 and this transaction closed on January 5, 2018. Unless specifically noted, flow information includes flows from Heitman for the first half of 2017, but excludes it thereafter, and AUM data as of December 31, 2017 and as of and for the three and nine months ended September 30, 2018 excludes the Heitman AUM.
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	September 30, 2018	December 31, 2017
Acadian Asset Management	$99.7	$97.7
Barrow, Hanley, Mewhinney & Strauss	84.8	91.7
Campbell Global	4.6	5.3
Copper Rock Capital Partners	4.9	6.4
Investment Counselors of Maryland	2.2	2.1
Landmark Partners	17.7	14.8
Thompson, Siegel & Walmsley	23.8	25.0
Total assets under management	$237.7	$243.0

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of timberland investments, secondary Funds focused in real estate and private equity, and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	September 30, 2018	December 31, 2017
U.S. equity, small/smid cap value	$6.7	$7.6
U.S. equity, mid cap value	11.9	13.0
U.S. equity, large cap value	54.3	57.8
U.S. equity, core/blend	3.1	2.8
Total U.S. equity	76.0	81.2
Global equity	41.4	40.3
International equity	54.7	55.5
Emerging markets equity	28.6	30.4
Total global / non-U.S. equity	124.7	126.2
Fixed income	13.2	13.5
Alternatives	23.8	22.1
Total assets under management	$237.7	$243.0

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

The following table summarizes our asset flows and market appreciation (depreciation) by asset class for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in billions, unless otherwise noted)	2018	2017	2018	2017
U.S. equity
Beginning balance	$74.8	$81.3	$81.2	$82.0
Gross inflows	0.7	0.9	2.9	3.4
Gross outflows	(3.6)	(3.3)	(11.3)	(11.5)
Net flows	(2.9)	(2.4)	(8.4)	(8.1)
Market appreciation	4.1	1.6	3.2	6.6
Ending balance	$76.0	$80.5	$76.0	$80.5
Average AUM	$76.2	$80.3	$77.9	$81.2
Average AUM of consolidated Affiliates	$73.9	$78.4	$75.8	$79.3

Global / non-U.S. equity
Beginning balance	$122.3	$112.9	$126.2	$96.4
Gross inflows	3.8	4.1	13.0	13.2
Gross outflows	(3.1)	(2.8)	(12.7)	(10.5)
Net flows	0.7	1.3	0.3	2.7
Market appreciation (depreciation)	1.7	7.1	(1.8)	22.2
Ending balance	$124.7	$121.3	$124.7	$121.3
Average AUM(1)	$124.4	$117.8	$126.2	$109.7

Fixed income
Beginning balance	$13.8	$13.2	$13.5	$13.9
Gross inflows	0.3	0.3	1.6	1.1
Gross outflows	(1.0)	(0.2)	(1.5)	(2.3)
Net flows	(0.7)	0.1	0.1	(1.2)
Market appreciation (depreciation)	0.1	0.1	(0.4)	0.7
Ending balance	$13.2	$13.4	$13.2	$13.4
Average AUM(1)	$13.6	$13.3	$13.7	$13.4

Alternatives(2)
Beginning balance	$23.4	$51.4	$22.1	$48.1
Acquisition (removal) of Affiliates	—	(32.4)	—	(32.4)
Gross inflows	2.1	2.0	5.8	5.9
Gross outflows	(0.2)	(0.1)	(0.8)	(0.9)
Hard asset disposals	(1.6)	(0.4)	(1.8)	(0.7)
Net flows	0.3	1.5	3.2	4.3
Market appreciation	0.1	0.2	—	0.7
Other(3)	—	—	(1.5)	—
Ending balance	$23.8	$20.7	$23.8	$20.7
Average AUM	$23.1	$19.6	$22.8	$39.8
Average AUM of consolidated Affiliates	$23.1	$19.6	$22.8	$18.5

Total(2)
Beginning balance	$234.3	$258.8	$243.0	$240.4
Acquisition (removal) of Affiliates	—	(32.4)	—	(32.4)
Gross inflows	6.9	7.3	23.3	23.6
Gross outflows	(7.9)	(6.4)	(26.3)	(25.2)
Hard asset disposals	(1.6)	(0.4)	(1.8)	(0.7)
Net flows	(2.6)	0.5	(4.8)	(2.3)
Market appreciation	6.0	9.0	1.0	30.2
Other(3)	—	—	(1.5)	—
Ending balance	$237.7	$235.9	$237.7	$235.9
Average AUM	$237.3	$231.0	$240.6	$244.1
Average AUM of consolidated Affiliates	$235.0	$229.1	$238.5	$220.9

Annualized basis points: inflows	52.5	54.2	48.3	49.6
Annualized basis points: outflows	33.2	40.2	37.0	35.1
Annualized revenue impact of net flows ($ in millions)	$4.7	$12.2	$8.5	$26.1

(1)	Average AUM equals average AUM of consolidated Affiliates.

(2)
Operational information for the three and nine months ended September 30, 2017 reflect the removal of Heitman beginning in the third quarter of 2017. Heitman remains in operational information in the first half of 2017. Including Heitman, total net flows, market appreciation, average AUM and ending AUM would be $(0.4) billion, $9.8 billion, $263.6 billion, and $268.2 billion, respectively, for the three months ended September 30, 2017 and $(3.2) billion, $31.0 billion, $254.8 billion and $268.2 billion, respectively, for the nine months ended September 30, 2017.

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

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sub-advisory
Beginning balance	$74.6	$80.7	$80.1	$75.9
Acquisition (removal) of Affiliates(1)	—	(3.0)	—	(3.0)
Gross inflows	2.0	2.0	5.2	6.9
Gross outflows	(3.8)	(2.3)	(11.2)	(9.1)
Net flows	(1.8)	(0.3)	(6.0)	(2.2)
Market appreciation	3.4	2.0	2.1	8.7
Ending balance	$76.2	$79.4	$76.2	$79.4

Institutional
Beginning balance	$148.8	$167.1	$151.9	$154.1
Acquisition (removal) of Affiliates(1)	—	(29.0)	—	(29.0)
Gross inflows	4.5	5.0	16.9	15.3
Gross outflows	(3.5)	(3.7)	(13.8)	(14.7)
Hard asset disposals	(1.6)	(0.4)	(1.8)	(0.7)
Net flows	(0.6)	0.9	1.3	(0.1)
Market appreciation (depreciation)	2.1	6.7	(1.4)	20.7
Other(2)	—	—	(1.5)	—
Ending balance	$150.3	$145.7	$150.3	$145.7

Retail/Other
Beginning balance	$10.9	$11.0	$11.0	$10.4
Acquisition (removal) of Affiliates(1)	—	(0.4)	—	(0.4)
Gross inflows	0.4	0.3	1.2	1.4
Gross outflows	(0.6)	(0.4)	(1.3)	(1.4)
Net flows	(0.2)	(0.1)	(0.1)	—
Market appreciation	0.5	0.3	0.3	0.8
Ending balance	$11.2	$10.8	$11.2	$10.8

Total
Beginning balance	$234.3	$258.8	$243.0	$240.4
Acquisition (removal) of Affiliates(1)	—	(32.4)	—	(32.4)
Gross inflows	6.9	7.3	23.3	23.6
Gross outflows	(7.9)	(6.4)	(26.3)	(25.2)
Hard asset disposals	(1.6)	(0.4)	(1.8)	(0.7)
Net flows	(2.6)	0.5	(4.8)	(2.3)
Market appreciation	6.0	9.0	1.0	30.2
Other(2)	—	—	(1.5)	—
Ending balance	$237.7	$235.9	$237.7	$235.9

(1)
Operational information for the three and nine months ended September 30, 2017 reflect the removal of Heitman beginning in the third quarter of 2017. Heitman remains in operational information in the first half of 2017.

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

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S.
Beginning balance	$180.4	$205.2	$190.1	$191.6
Acquisition (removal) of Affiliates(1)	—	(25.5)	—	(25.5)
Gross inflows	4.6	4.7	15.8	17.6
Gross outflows	(6.5)	(5.0)	(21.8)	(20.3)
Hard asset disposals	(1.4)	(0.3)	(1.6)	(0.4)
Net flows	(3.3)	(0.6)	(7.6)	(3.1)
Market appreciation	4.7	6.6	0.6	22.7
Other(2)	—	—	(1.3)	—
Ending balance	$181.8	$185.7	$181.8	$185.7

Non-U.S.
Beginning balance	$53.9	$53.6	$52.9	$48.8
Acquisition (removal) of Affiliates(1)	—	(6.9)	—	(6.9)
Gross inflows	2.3	2.6	7.5	6.0
Gross outflows	(1.4)	(1.4)	(4.5)	(4.9)
Hard asset disposals	(0.2)	(0.1)	(0.2)	(0.3)
Net flows	0.7	1.1	2.8	0.8
Market appreciation	1.3	2.4	0.4	7.5
Other(2)	—	—	(0.2)	—
Ending balance	$55.9	$50.2	$55.9	$50.2

Total
Beginning balance	$234.3	$258.8	$243.0	$240.4
Acquisition (removal) of Affiliates(1)	—	(32.4)	—	(32.4)
Gross inflows	6.9	7.3	23.3	23.6
Gross outflows	(7.9)	(6.4)	(26.3)	(25.2)
Hard asset disposals	(1.6)	(0.4)	(1.8)	(0.7)
Net flows	(2.6)	0.5	(4.8)	(2.3)
Market appreciation	6.0	9.0	1.0	30.2
Other(2)	—	—	(1.5)	—
Ending balance	$237.7	$235.9	$237.7	$235.9

(1)
Operational information for the three and nine months ended September 30, 2017 reflect the removal of Heitman beginning in the third quarter of 2017. Heitman remains in operational information in the first half of 2017.

(2)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

At September 30, 2018, our total assets under management were $237.7 billion, an increase of $3.4 billion, or 1.5%, compared to $234.3 billion at June 30, 2018 and an increase of $1.8 billion, or 0.8%, compared to $235.9 billion at September 30, 2017. The change in assets under management during the three months ended September 30, 2018 reflects net market appreciation of $6.0 billion, and net flows of $(2.6) billion, including hard asset disposals of $(1.6) billion. Net client cash flows excluding hard asset disposals for the three months ended September 30, 2018 were $(1.0) billion, compared to $(4.0) billion for the three months ended June 30, 2018 and $0.9 billion for the three months ended September 30, 2017. The change in assets under management during the nine months ended September 30, 2018 reflects net market appreciation of $1.0 billion, net flows of $(4.8) billion and other adjustments of $(1.5) billion. “Other” in the nine months ended September 30, 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.
For the three months ended September 30, 2018, our net flows were $(2.6) billion compared to $(4.1) billion for the three months ended June 30, 2018 and $0.5 billion for the three months ended September 30, 2017.  The increase in outflows in the three months ended September 30, 2018 was due to secular U.S. equity subadvisory withdrawals, and rebalancing. Hard asset disposals of $(1.6) billion, $(0.1) billion and $(0.4) billion are reflected in the net flows for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively, and represent a liquidation and return of capital for investors in those assets. For the three months ended September 30, 2018, the annualized revenue impact of the net flows was $4.7 million, as gross inflows of $6.9 billion during the three-month period were into asset classes yielding approximately 53 bps and gross outflows and hard asset disposals in the same period of $(9.5) billion were out of asset classes yielding approximately 33 bps.  This is compared to the annualized revenue impact of net flows of $(15.2) million for the three months ended June 30, 2018 and $12.2 million for the three months ended September 30, 2017. The three months ended September 30, 2017 also reflect the removal of $32.3 billion of Heitman as of the beginning of the third quarter.
For the nine months ended September 30, 2018, our net flows were $(4.8) billion compared to $(2.3) billion for the nine months ended September 30, 2017. The net flows in the nine months ended September 30, 2018 were impacted by strong sales in alternatives, offset by higher hard asset disposals and small-cap equity outflows. Hard asset disposals of $(1.8) billion are reflected in the net flows for the nine months ended September 30, 2018 and $(0.7) billion for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the annualized revenue impact of the net flows decreased to $8.5 million compared to $26.1 million for the nine months ended September 30, 2017, which reflects a reduction in the spread between basis points on inflows and outflows. Gross inflows of $23.3 billion in the nine months ended September 30, 2018 yielded approximately 48 bps compared to $23.6 billion yielding approximately 50 bps in the year-ago period. Gross outflows and hard asset disposals of $(28.1) billion yielded approximately 37 bps in the nine months ended September 30, 2018 compared to $(25.9) billion yielding approximately 35 bps in the year-ago period. The nine months ended September 30, 2017 also reflect the removal of $32.3 billion of Heitman as of the beginning of the third quarter.

U.S. GAAP Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
Our U.S. GAAP results of operations were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, unless otherwise noted)	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$229.6	$221.7	$7.9	$701.0	$624.1	$76.9
Performance fees	(2.1)	0.7	(2.8)	2.9	12.1	(9.2)
Other revenue	1.4	0.1	1.3	7.2	0.6	6.6
Consolidated Funds’ revenue	1.2	0.7	0.5	2.6	1.4	1.2
Total revenue	230.1	223.2	6.9	713.7	638.2	75.5
Compensation and benefits	180.2	182.2	(2.0)	552.8	498.4	54.4
General and administrative expense	31.0	27.6	3.4	90.3	80.9	9.4
Amortization of acquired intangibles	1.6	1.6	—	4.9	4.9	—
Depreciation and amortization	3.7	3.2	0.5	10.6	8.5	2.1
Consolidated Funds’ expense	0.3	0.3	—	0.9	0.8	0.1
Total expenses	216.8	214.9	1.9	659.5	593.5	66.0
Operating income	13.3	8.3	5.0	54.2	44.7	9.5
Investment income	3.9	9.4	(5.5)	69.6	20.5	49.1
Interest income	0.9	0.1	0.8	2.0	0.5	1.5
Interest expense	(6.3)	(6.4)	0.1	(18.7)	(18.2)	(0.5)
Net consolidated Funds’ investment gains (losses)	(1.1)	3.4	(4.5)	(6.8)	9.9	(16.7)
Income from continuing operations before taxes	10.7	14.8	(4.1)	100.3	57.4	42.9
Income tax expense (benefit)	(43.4)	(5.1)	(38.3)	(11.1)	1.5	(12.6)
Income from continuing operations	54.1	19.9	34.2	111.4	55.9	55.5
Gain (loss) on disposal of discontinued operations, net of tax	0.1	—	0.1	0.1	(0.1)	0.2
Net income	54.2	19.9	34.3	111.5	55.8	55.7
Net income (loss) attributable to non-controlling interests in consolidated Funds	0.2	1.2	(1.0)	(1.9)	2.8	(4.7)
Net income attributable to controlling interests	$54.0	$18.7	$35.3	$113.4	$53.0	$60.4

Basic earnings per share ($)	$0.51	$0.17	$0.34	$1.05	$0.47	$0.58
Diluted earnings per share ($)	0.51	0.17	0.34	1.04	0.47	0.57
Weighted average basic ordinary shares outstanding	106.4	109.0	(2.6)	108.1	111.3	(3.2)
Weighted average diluted ordinary shares outstanding	106.5	109.7	(3.2)	108.2	111.9	(3.7)

U.S. GAAP operating margin(1)	5.8%	3.7%		7.6%	7.0%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. GAAP Statement of Operations	2018	2017	2018	2017
Net income attributable to controlling interests	$54.0	$18.7	$113.4	$53.0
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	(0.1)	—	(0.1)	0.1
Net income from continuing operations attributable to controlling interests	53.9	18.7	113.3	53.1
Add: Income tax expense (benefit)	(43.4)	(5.1)	(11.1)	1.5
Pre-tax income from continuing operations attributable to controlling interests	$10.5	$13.6	$102.2	$54.6
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

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
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 38.8 bps and 39.3 bps for the three and nine months ended September 30, 2018, respectively, and 38.4 bps and 37.8 bps for the three and nine months ended September 30, 2017, respectively. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by acquisitions, net inflows or outflows in certain asset classes, net catch-up fees, or disproportionate market movements.

Our average basis points by asset class (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$45.3	24	$47.2	24	$138.4	24	$144.9	24
Global / non-U.S. equity	123.0	39	121.5	41	377.8	40	339.3	41
Fixed income	6.7	20	6.9	21	20.3	20	20.8	21
Alternatives	54.6	94	46.1	93	164.5	96	119.1	86
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$229.6	38.8	$221.7	38.4	$701.0	39.3	$624.1	37.8
Average AUM excluding equity-accounted Affiliates	$235.0		$229.1		$238.5		$220.9
Average AUM including equity-accounted Affiliates & weighted average fee rate(2)	$237.3	38.9	$231.0	38.6	$240.6	39.5	$244.1	38.0

(1)	Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)

(2)	Average AUM including equity-accounted Affiliates excludes Heitman as of the beginning of the third quarter of 2017.
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Management fees increased $7.9 million, or 3.6%, from $221.7 million for the three months ended September 30, 2017 to $229.6 million for the three months ended September 30, 2018. The increase was due to higher levels of average assets under management excluding equity-accounted Affiliates, net catch-up fees associated with alternative assets earned in 2018 and the continued shift to higher fee-rate products. Net catch-up fees represent payment of certain Fund management fees back to the initial closing date for certain products with multiple closings, less placement fees paid to third parties related to these funds. Average assets under management excluding equity-accounted Affiliates increased 2.6%, from $229.1 billion for the three months ended September 30, 2017 to $235.0 billion for the three months ended September 30, 2018.
The increase in management fee revenue is also driven by the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 38.8 basis points for the three months ended September 30, 2018 and 38.4 basis points for the three months ended September 30, 2017, with the increase driven mostly by the mix of flows and market movements into assets with higher fee rates over the past four quarters, including the higher fee-rate assets under management added as a result of Landmark’s fundraising (including net catch-up fees). Compared to the three months ended September 30, 2017, the combined share of higher fee global / non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 3%, to 63% of average assets, while the mix of U.S. equity and fixed income decreased approximately (3)% to 37% of average assets. This shift was driven by flows, and the impact of market movements.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Management fees increased $76.9 million, or 12.3%, from $624.1 million for the nine months ended September 30, 2017 to $701.0 million for the nine months ended September 30, 2018. The increase was primarily attributable to increases in both average assets under management excluding equity-accounted Affiliates and our weighted-average fee rate which benefited by net catch-up fees related to alternative products in the nine months ended September 30, 2018. Management fee revenue grew 38% (or 19% excluding net catch-up fees) for alternative products and 11% for global / non-U.S. equity, while falling (4)% for U.S. equity and (2)% for fixed income products. Average assets under management excluding equity-accounted Affiliates increased 8.0%, from $220.9 billion for the nine months ended September 30, 2017 to $238.5 billion for the nine months ended September 30, 2018.

Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 39.3 basis points for the nine months ended September 30, 2018 and 37.8 basis points for the nine months ended September 30, 2017. The increase was primarily driven by the addition of higher fee-rate alternative assets under management, along with the impact of net catch-up fees for these products. Compared to the nine months ended September 30, 2017, the combined share of higher fee global / non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 4%, to 62% of average assets, while the mix of U.S. equity and fixed income decreased approximately (4)% to 38% of average assets.
Performance Fees
Approximately $53.3 billion, or 23% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features, where we participate in such a fee. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and AUM subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts / other products, which primarily earn management fees, are potentially subject to performance adjustments up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at September 30, 2018 ($ in billions)				Management fees for the nine months ended September 30, 2018 ($ in millions)			Performance fees for the nine months ended September 30, 2018 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees		AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$23.8	$14.1	*	$9.7	$164.5	$112.7	$51.8	$4.6	8.2%	2.7%
Separate accounts/other products	211.7	168.1		43.6	536.5	460.8	75.7	(1.7)	(2.3)%	(0.3)%
Total	$235.5	$182.2		$53.3	$701.0	$573.5	$127.5	$2.9	2.2%	0.4%

*
Certain legacy Landmark Funds include a carried interest component in which we do not participate and which is not consolidated in our revenue. A majority of the $14.1 billion shown here includes such Funds managed by Landmark and any carried interest earned by these Funds is not attributable to us.

In aggregate, we recognized $2.9 million in performance fees in the nine months ended September 30, 2018. Included in this number were $(8.9) million of negative performance fees, calculated in total by each Fund that had net negative performance fees on a year-to-date basis.  The negative performance fee generally represents performance adjustments in certain sub-advisory accounts. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were 0.4% of total fees for the nine months ended September 30, 2018 and 1.9% of total fees for the nine months ended September 30, 2017. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions)	2018	2017	2018	2017
Gross performance fees	$(2.1)	$0.7	$2.9	$12.1
Net performance fees(1)	$(1.6)	$1.0	0.2	6.2
Percentage of performance fees accruing to BSIG(2)	76.2%	142.9%	6.9%	51.2%
Gross performance fees as a percentage of total fees(3)	(0.9)%	0.3%	0.4%	1.9%

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

(3)
Total fees, comprised of management fees and performance fees, excluding the effect of consolidated Funds, were $227.5 million for the three months ended September 30, 2018, and $222.4 million for the three months ended September 30, 2017. Total fees were $703.9 million for the nine months ended September 30, 2018 and $636.2 million for the nine months ended September 30, 2017.

Three months ended September 30, 2018 compared to three months ended September 30, 2017: Performance fees decreased $(2.8) million, from $0.7 million for the three months ended September 30, 2017 to $(2.1) million for the three months ended September 30, 2018. Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The net negative performance fees in the three months ended September 30, 2018 represent downward management fee adjustments in certain sub-advisory accounts. The decrease was also attributable to lower performance fees as a result of volatile markets.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Performance fees decreased $(9.2) million, from $12.1 million for the nine months ended September 30, 2017 to $2.9 million for the nine months ended September 30, 2018.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods. The decrease primarily reflects a performance fee earned on an alternative product in 2017 that was not repeated in 2018 combined with net negative performance fees earned in the third quarter of 2018.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of September 30, 2018.
Other Revenue
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Other revenue increased $1.3 million, from $0.1 million for the three months ended September 30, 2017 to $1.4 million for the three months ended September 30, 2018. The increase for the three months ended September 30, 2018 was primarily attributable to the adoption of new accounting rules effective January 1, 2018 related to revenue recognition that require us to record as separate revenue and expense certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund. These reimbursed costs, amounting to $1.1 million for the three months ended September 30, 2018, were recorded on a net basis in prior years.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Other revenue increased $6.6 million, from $0.6 million for the nine months ended September 30, 2017 to $7.2 million for the nine months ended September 30, 2018. The increase for the nine months ended September 30, 2018 was primarily attributable to the adoption of new accounting rules effective January 1, 2018 related to revenue recognition that require us to record as separate revenue and expense certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund. These reimbursed costs, amounting to $6.1 million for the nine months ended September 30, 2018, were recorded on a net basis in prior years.

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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Fixed compensation and benefits(1)	$46.1	$42.8	$142.8	$127.1
Sales-based compensation(2)	4.2	4.6	13.3	13.5
Variable compensation(3)	57.2	61.5	182.4	182.6
Affiliate key employee distributions(4)	20.5	19.9	62.9	51.3
Non-cash Affiliate key employee equity revaluations(5)	34.6	35.8	98.5	71.0
Acquisition-related consideration and pre-acquisition employee equity(6)	17.6	17.6	52.9	52.9
Total U.S. GAAP compensation and benefits expense	$180.2	$182.2	$552.8	$498.4

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three and nine months ended September 30, 2018, $45.0 million and $136.7 million, respectively, of fixed compensation and benefits (of the $46.1 million and $142.8 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed. For the three and nine months ended September 30, 2017, $42.8 million and $126.6 million, respectively, of fixed compensation and benefits (of the $42.8 million and $127.1 million above) is included within economic net income, which excludes the compensation and benefits associated with the CEO transition costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Cash variable compensation	$52.6	$56.8	$168.2	$162.2
Non-cash equity-based award amortization	4.6	4.7	14.2	20.4
Total variable compensation(a)	$57.2	$61.5	$182.4	$182.6

(a)
For the three and nine months ended September 30, 2017, $61.5 million and $173.8 million, respectively, of variable compensation expense (of the $61.5 million and $182.6 million above) is included within economic net income, which excludes the variable compensation associated with the CEO transition costs.

(4)
Affiliate key employee distributions represent the share of Affiliate profits after variable compensation that is attributable to Affiliate key employee equity and profit interests holders, according to their ownership interests. The Affiliate key employee distribution ratio at each Affiliate is calculated as Affiliate key employee distributions divided by ENI operating earnings at that Affiliate. At certain Affiliates with tiered equity structures, BSUS and other classes of employee equity holders are entitled to an initial proportionate preference over profits after variable compensation, structured such that before a preference threshold is reached, there would be no required key employee distributions to the tiered equity holders, whereas for profits above the threshold the key employee distribution amount to the tiered equity holders would be calculated based on the tiered key employee ownership percentages. Based on current economic arrangements, employee distributions range from approximately 20% to 40% of marginal ENI operating earnings at each of our consolidated Affiliates.

(5)
Non-cash Affiliate key employee equity revaluations represent changes in the value of Affiliate equity and profit interests held by Affiliate key employees. These ownership interests may in certain circumstances be repurchased by BSUS at a value based on a pre-determined fixed multiple of twelve-month earnings and as such a liability is carried on our balance sheet based on the expected cash to be paid. However, any equity or profit interests repurchased by BSUS can be used to fund a portion of future variable compensation awards, resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity. Our Affiliate equity and profit interest plans have been designed to ensure BSUS is not required to repurchase more equity than we can reasonably recycle through variable compensation awards in any given twelve month period. BSUS may also choose to retain repurchased Affiliate equity or profit interests, entitling us to an additional share of future Affiliate earnings that represents an unrecognized economic asset to us.

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
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Compensation and benefits expense decreased $(2.0) million, or (1.1)%, from $182.2 million for the three months ended September 30, 2017 to $180.2 million for the three months ended September 30, 2018.  Fixed compensation and benefits increased $3.3 million, or 7.7%, from $42.8 million for the three months ended September 30, 2017 to $46.1 million for the three months ended September 30, 2018, primarily reflecting new hires and annual cost of living increases. Also included in fixed compensation and benefits in the three months ended September 30, 2018 were $1.1 million of certain Fund payroll expenses paid by us and subsequently reimbursed by the Fund. These reimbursed costs were recorded on a net basis in prior years and are now presented gross due to the adoption of accounting rules in 2018 related to revenue recognition that require us to record certain costs passed through to our Funds as separate revenue and expense. Excluding the gross-up of pass-through costs, fixed compensation and benefits expense increased $2.2 million, or 5.1%. Variable compensation decreased $(4.3) million, or (7.0)%, from $61.5 million for the three months ended September 30, 2017 to $57.2 million for the three months ended September 30, 2018, reflecting a lower cost structure at the Center. Sales-based compensation decreased $(0.4) million, or (8.7)%, from $4.6 million for the three months ended September 30, 2017 to $4.2 million for the three months ended September 30, 2018, as a result of the structure of sales-based compensation programs, driven by the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $0.6 million, or 3.0%, from $19.9 million for the three months ended September 30, 2017 to $20.5 million for the three months ended September 30, 2018 as a result of higher underlying operating earnings and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity decreased by $(1.2) million reflecting lower revaluations of key employee ownership interests at our consolidated Affiliates as the value of Affiliate equity increased $35.8 million in the three months ended September 30, 2017 and increased $34.6 million in the three months ended September 30, 2018. Acquisition-related consideration and pre-acquisition equity was unchanged, at $17.6 million for the three months ended September 30, 2017 and $17.6 million for the three months ended September 30, 2018 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Compensation and benefits expense increased $54.4 million, or 10.9%, from $498.4 million for the nine months ended September 30, 2017 to $552.8 million for the nine months ended September 30, 2018. Fixed compensation and benefits increased $15.7 million, or 12.4%, from $127.1 million for the nine months ended September 30, 2017 to $142.8 million for the nine months ended September 30, 2018, primarily reflecting annual cost of living increases and new hires supporting new initiatives and the overall growth of the business, offset by CEO transition costs incurred in the prior year. Also included in fixed compensation and benefits in the nine months ended September 30, 2018 were $6.1 million of certain Fund payroll expenses paid by us and subsequently reimbursed by the Fund. These reimbursed costs were recorded on a net basis in prior years and are now presented gross due to the adoption of accounting rules in 2018 related to revenue recognition that requires us to record certain costs passed through to our Funds as separate revenue and expense. Excluding the gross-up of pass-through costs and the 2017 CEO transition costs, fixed compensation and benefits expense increased $10.1 million, or 8.0%. Variable compensation decreased $(0.2) million, or (0.1)%, from $182.6 million for the nine months ended September 30, 2017 to $182.4 million for the nine months ended September 30, 2018. The net decrease was attributable to the non-recurring CEO transition costs in the prior year, offset by current-year increases in variable compensation attributable to higher pre-variable compensation earnings. Sales-based compensation decreased $(0.2) million, or (1.5)%, from $13.5 million for the nine months ended September 30, 2017 to $13.3 million for the nine months ended September 30, 2018. The structure of sales-based compensation allows for variability in this expense due to the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $11.6 million, or 22.6%, from $51.3 million for the nine months ended September 30, 2017 to $62.9 million for the nine months ended September 30, 2018 primarily as a result of higher earnings before Affiliate key employee distributions at the consolidated Affiliates, including net catch-up fees, and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity increased by $27.5 million, reflecting revaluations of key employee ownership interests at our consolidated Affiliates, as the value of Affiliate equity and the value of the Landmark contingent consideration increased $71.0 million in the nine months ended September 30, 2017 and increased $98.5 million in the nine months ended September 30, 2018. Acquisition-related consideration and pre-acquisition equity was unchanged, at $52.9 million for the nine months ended September 30, 2018 and $52.9 million for the nine months ended September 30, 2017 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements.
General and Administrative Expense
Three months ended September 30, 2018 compared to three months ended September 30, 2017: General and administrative expense increased $3.4 million, or 12.3%, from $27.6 million for the three months ended September 30, 2017 to $31.0 million for the three months ended September 30, 2018. The increases in general and administrative expenses primarily reflect new initiatives, additional systems costs and the overall growth of the business.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: General and administrative expense increased $9.4 million, or 11.6%, from $80.9 million for the nine months ended September 30, 2017 to $90.3 million for the nine months ended September 30, 2018, driven by new initiatives, additional systems costs and the overall growth of the business.
Amortization of Acquired Intangibles Expense
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Amortization of acquired intangibles expense was unchanged, at $1.6 million for the three months ended September 30, 2017 and $1.6 million for the three months ended September 30, 2018. This account primarily reflects the amortization of intangible assets acquired in the Landmark transaction.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Amortization of acquired intangibles expense was unchanged, at $4.9 million for the nine months ended September 30, 2017 and $4.9 million for the nine months ended September 30, 2018. This account primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Depreciation and Amortization Expense
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Depreciation and amortization expense increased $0.5 million, or 15.6%, from $3.2 million for the three months ended September 30, 2017 to $3.7 million for the three months ended September 30, 2018. The increase was primarily due to additional fixed asset and technology investments in the business.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Depreciation and amortization expense increased $2.1 million, or 24.7%, from $8.5 million for the nine months ended September 30, 2017 to $10.6 million for the nine months ended September 30, 2018. The increase was primarily due to additional fixed asset and technology investments in the business.
U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Investment income decreased $(5.5) million or (58.5)%, from $9.4 million for the three months ended September 30, 2017 to $3.9 million for the three months ended September 30, 2018, reflecting the removal of Heitman income and a decrease in returns generated by seed capital investments.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Investment income increased $49.1 million or 239.5%, from $20.5 million for the nine months ended September 30, 2017 to $69.6 million for the nine months ended September 30, 2018. Included in the balance in the nine months ended September 30, 2018 is $65.7 million representing our gain on the sale of our investment in Heitman. This gain is offset by the removal of Heitman income as well as a decrease in returns generated by seed capital investments.
Interest Income

Three months ended September 30, 2018 compared to three months ended September 30, 2017: Interest income increased $0.8 million, from $0.1 million for the three months ended September 30, 2017 to $0.9 million for the three months ended September 30, 2018. The increase was due to higher average cash balances and increases in short-term investment returns in the current quarter.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Interest income increased $1.5 million, from $0.5 million for the nine months ended September 30, 2017 to $2.0 million for the nine months ended September 30, 2018. The increase was due to higher average cash balances and increases in short-term investment returns in the current year.

Interest Expense
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Interest expense decreased $(0.1) million, or (1.6)%, from $6.4 million for the three months ended September 30, 2017 to $6.3 million for the three months ended September 30, 2018, reflecting a lower balance drawn on non-recourse borrowings in 2018.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Interest expense increased $0.5 million, or 2.7%, from $18.2 million for the nine months ended September 30, 2017 to $18.7 million for the nine months ended September 30, 2018, primarily reflecting our non-recourse seed capital facility originally entered into in July 2017.
U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted by changes in liabilities for uncertain tax positions, tax effects of stock based compensation, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements. Tax law changes in both the U.S. and U.K. during the fourth quarter of 2017 have contributed to the differences in the effective tax rate in 2018 versus 2017. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate. Our tax expense and effective tax rate for the nine months ended September 30, 2018 has decreased to a net tax benefit due to the impact of reductions in liabilities for uncertain tax positions during the third quarter, partially offset by tax impact on the sale of Heitman during the first quarter of 2018.
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Income tax expense (benefit) decreased $(38.3) million, from $(5.1) million for the three months ended September 30, 2017 to $(43.4) million for the three months ended September 30, 2018. The decrease was driven by a $45.9 million reduction in liabilities for uncertain tax positions during the quarter due to the lapse of statute of limitations and the impact of the decrease in the U.S. federal statutory tax rate effective as of January 1, 2018. These decreases were partially offset by the loss of interest deductions as a result of U.K. tax law changes enacted in the fourth quarter of 2017.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Income tax expense (benefit) decreased $(12.6) million, from $1.5 million for the nine months ended September 30, 2017 to $(11.1) million for the nine months ended September 30, 2018. The decrease was driven by a $45.9 million reduction in liabilities for uncertain tax positions due to the lapse of statute of limitations and the impact of the decrease in the U.S. federal statutory tax rate effective as of January 1, 2018, offset by the tax impact of the sale of Heitman in January 2018 and the loss of interest deductions as a result of U.K. tax law changes enacted in the fourth quarter of 2017.

U.S. GAAP Consolidated Funds
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Consolidated Funds’ revenue increased $0.5 million, from $0.7 million for the three months ended September 30, 2017 to $1.2 million for the three months ended September 30, 2018. Consolidated Funds’ expense was unchanged, at $0.3 million for the three months ended September 30, 2017 and $0.3 million for the three months ended September 30, 2018. Consolidated Funds’ investment gain (loss) decreased $(4.5) million from $3.4 million for the three months ended September 30, 2017 to $(1.1) million for the three months ended September 30, 2018. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Consolidated Funds’ revenue increased $1.2 million, from $1.4 million for the nine months ended September 30, 2017 to $2.6 million for the nine months ended September 30, 2018. Consolidated Funds’ expense increased $0.1 million, from $0.8 million for the nine months ended September 30, 2017 to $0.9 million for the nine months ended September 30, 2018. Consolidated Funds’ investment gain (loss) decreased $(16.7) million from $9.9 million for the nine months ended September 30, 2017 to $(6.8) million for the nine months ended September 30, 2018. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
U.S. GAAP Discontinued Operations
Three months ended September 30, 2018 compared to three months ended September 30, 2017: Discontinued operations consisted of a gain on disposal of $0.1 million for the three months ended September 30, 2018, net of tax, representing incremental gain on residual interest realized during the period. Gains and losses on disposal of discontinued operations represent our rights or obligations related to contractual residual interests in previously discontinued operations.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017: Discontinued operations consisted of a gain on disposal of $0.1 million for the nine months ended September 30, 2018, net of tax, representing incremental gain on residual interest realized during the period. Discontinued operations consisted of a loss on disposal of $(0.1) million for the nine months ended September 30, 2017, net of tax, representing incremental loss on disposal in the period.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three and nine months ended September 30, 2018 and 2017. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Numerator: Operating income	$13.3	$8.3	$54.2	$44.7
Denominator: Total revenue	$230.1	$223.2	$713.7	$638.2
U.S. GAAP operating margin(1)	5.8%	3.7%	7.6%	7.0%

Numerator: Total operating expenses(2)	$216.5	$214.6	$658.6	$592.7
Denominator: Management fee revenue	$229.6	$221.7	$701.0	$624.1
U.S. GAAP operating expense / management fee revenue(3)	94.3%	96.8%	94.0%	95.0%

Numerator: Variable compensation	$57.2	$61.5	$182.4	$182.6
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$90.1	$89.3	$297.8	$278.0
U.S. GAAP variable compensation ratio(3)	63.5%	68.9%	61.2%	65.7%

Numerator: Affiliate key employee distributions	$20.5	$19.9	$62.9	$51.3
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$32.9	$27.8	$115.4	$95.4
U.S. GAAP Affiliate key employee distributions ratio(3)	62.3%	71.6%	54.5%	53.8%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 5.4% for the three months ended September 30, 2018, 3.6% for the three months ended September 30, 2017, 7.4% for the nine months ended September 30, 2018 and 6.9% for the nine months ended September 30, 2017.

(2)
Excludes consolidated Funds expense of $0.3 million for the three months ended September 30, 2018, $0.3 million for the three months ended September 30, 2017, $0.9 million for the nine months ended September 30, 2018 and $0.8 million for the nine months ended September 30, 2017.

(3)	Excludes the effect of Funds consolidation for the three and nine months ended September 30, 2018 and 2017.

(4)
Excludes consolidated Funds revenue of $1.2 million for the three months ended September 30, 2018, $0.7 million for the three months ended September 30, 2017, $2.6 million for the nine months ended September 30, 2018 and $1.4 million for the nine months ended September 30, 2017.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Operating income	$13.3	$8.3	$54.2	$44.7
Affiliate key employee distributions	20.5	19.9	62.9	51.3
Operating income of consolidated Funds	(0.9)	(0.4)	(1.7)	(0.6)
Operating income before Affiliate key employee distributions	32.9	27.8	115.4	95.4
Variable compensation	57.2	61.5	182.4	182.6
Operating income before variable compensation and Affiliate key employee distributions	$90.1	$89.3	$297.8	$278.0
Effects of Inflation
For the three and nine months ended September 30, 2018 and 2017, inflation did not have a material effect on our consolidated results of operations.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three and Nine Months Ended September 30, 2018 and 2017
The following table reconciles net income attributable to controlling interests to economic net income for the three and nine months ended September 30, 2018 and 2017:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2018	2017	2018	2017
U.S. GAAP net income attributable to controlling interests		$54.0	$18.7	$113.4	$53.0
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations(1)	34.6	35.8	98.5	71.0
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity(1)	19.2	19.2	57.8	57.8
iii.	Capital transaction costs	—	—	0.1	—
iv.	Seed/Co-investment (gains) losses and financings(2)	(0.5)	(4.7)	7.3	(13.4)
v.	Tax benefit of goodwill and acquired intangibles deductions	1.5	2.2	4.4	6.7
vi.	Discontinued operations and restructuring(3)	0.1	0.3	(64.7)	9.7
vii.	ENI tax normalization(4)	(45.5)	(4.5)	(35.6)	(2.3)
Tax effect of above adjustments, as applicable(5)		(14.6)	(20.3)	(27.0)	(50.3)
Economic net income		$48.8	$46.7	$154.2	$132.2

(1)	The table below summarizes the Landmark-related components included in items (i) and (ii) of the above reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Landmark contingent consideration	$34.6	$21.3	$105.5	$47.6
Landmark pre-acquisition employee equity	24.8	18.8	61.4	46.0
Landmark-related total	59.4	40.1	166.9	93.6
Other Affiliate equity and amortization of intangible assets	(5.6)	14.9	(10.6)	35.2
Total	$53.8	$55.0	$156.3	$128.8

(2)	The net return on seed/co-investment (gains) losses and financings for the three and nine months ended September 30, 2018 and 2017 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Seed/Co-investment (gains) losses	$(2.7)	$(6.3)	$1.4	$(16.6)
Financing costs:
Seed/Co-investment average balance	141.3	119.8	125.9	80.8
Blended interest rate*	6.2%	5.0%	6.2%	5.3%
Financing costs	2.2	1.6	5.9	3.2
Net seed/co-investment (gains) losses and financing	$(0.5)	$(4.7)	$7.3	$(13.4)

* The blended rate is based first on the interest rate paid on the Company’s non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(3)
The nine months ended September 30, 2018 includes the gain on sale of Heitman of $65.7 million. Included in restructuring for the three months ended September 30, 2017 is $0.2 million for CEO recruiting costs. Included in restructuring in the nine months ended September 30, 2017 is $9.5 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits, $8.8 million of variable compensation, and $0.2 million of recruiting costs.

(4)
The three and nine months ended September 30, 2018 include an adjustment of $45.9 million to remove the tax benefit resulting from the reduction in liabilities for uncertain tax positions during the quarter.

(5)
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
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP revenue	$230.1	$223.2	$713.7	$638.2
Include investment return on equity-accounted Affiliates(1)	0.8	5.7	2.1	11.2
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.2)	(0.7)	(2.6)	(1.4)
Exclude fixed compensation reimbursed by customers	(1.1)	—	(6.1)	—
Other	—	—	—	0.4
ENI revenue	$228.6	$228.2	$707.1	$648.4

(1)	Includes $5.0 million related to Heitman for the three months ended September 30, 2017 and $9.3 million related to Heitman for the nine months ended September 30, 2017.
The following table identifies the components of ENI revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Management fees(1)	$229.6	$221.7	$701.0	$624.1
Performance fees(2)	(2.1)	0.7	2.9	12.1
Other income, including equity-accounted Affiliates(3)	1.1	5.8	3.2	12.2
ENI revenue	$228.6	$228.2	$707.1	$648.4

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $0.8 million for the three months ended September 30, 2018, $5.7 million for the three months ended September 30, 2017, $2.1 million for the nine months ended September 30, 2018, and $11.2 million for the nine months ended September 30, 2017. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP other revenue	$1.4	$0.1	$7.2	$0.6
Income from equity-accounted Affiliates	0.8	5.7	2.1	11.2
Exclude fixed compensation reimbursed by customers	(1.1)	—	(6.1)	—
Other reconciling items	—	—	—	0.4
ENI other income	$1.1	$5.8	$3.2	$12.2

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP operating expense	$216.8	$214.9	$659.5	$593.5
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(17.6)	(17.6)	(52.9)	(52.9)
Non-cash key employee equity and profit interest revaluations	(34.6)	(35.8)	(98.5)	(71.0)
Amortization of acquired intangible assets	(1.6)	(1.6)	(4.9)	(4.9)
Capital transaction costs	—	—	(0.1)	—
Restructuring costs	(0.3)	(0.2)	(1.2)	(9.5)
Fixed compensation reimbursed by customers	(1.1)	—	(6.1)	—
Funds’ operating expense	(0.3)	(0.3)	(0.9)	(0.8)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(57.2)	(61.5)	(182.4)	(173.8)
Affiliate key employee distributions	(20.5)	(19.9)	(62.9)	(51.3)
ENI operating expense	$83.6	$78.0	$249.6	$229.3

The following table identifies the components of ENI operating expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Fixed compensation & benefits(1)	$45.0	$42.8	$136.7	$126.6
General and administrative expenses(2)	34.9	32.0	102.3	94.2
Depreciation and amortization	3.7	3.2	10.6	8.5
ENI operating expense	$83.6	$78.0	$249.6	$229.3

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three and nine months ended September 30, 2018 and 2017 to ENI fixed compensation and benefits expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Total U.S. GAAP compensation and benefits expense	$180.2	$182.2	$552.8	$498.4
Acquisition-related consideration and pre-acquisition employee equity	(17.6)	(17.6)	(52.9)	(52.9)
Non-cash key employee equity and profit interest revaluations excluded from ENI	(34.6)	(35.8)	(98.5)	(71.0)
Sales-based compensation reclassified to ENI general & administrative expenses	(4.2)	(4.6)	(13.3)	(13.5)
Affiliate key employee distributions	(20.5)	(19.9)	(62.9)	(51.3)
Compensation related to restructuring expenses	—	—	—	(9.3)
Variable compensation	(57.2)	(61.5)	(182.4)	(173.8)
Fixed compensation reimbursed by customers(a)	(1.1)	—	(6.1)	—
ENI fixed compensation and benefits	$45.0	$42.8	$136.7	$126.6

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

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP general and administrative expense	$31.0	$27.6	$90.3	$80.9
Sales-based compensation	4.2	4.6	13.3	13.5
Capital transaction costs	—	—	(0.1)	—
Restructuring costs	(0.3)	(0.2)	(1.2)	(0.2)
ENI general and administrative expense	$34.9	$32.0	$102.3	$94.2
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three and nine months ended September 30, 2018 and 2017. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Numerator: ENI operating earnings(1)	$87.8	$88.7	$275.1	$245.3
Denominator: ENI revenue	$228.6	$228.2	$707.1	$648.4
ENI operating margin(2)	38.4%	38.9%	38.9%	37.8%

Numerator: ENI operating expense	$83.6	$78.0	$249.6	$229.3
Denominator: ENI management fee revenue(3)	$229.6	$221.7	$701.0	$624.1
ENI operating expense ratio(4)	36.4%	35.2%	35.6%	36.7%

Numerator: ENI variable compensation	$57.2	$61.5	$182.4	$173.8
Denominator: ENI earnings before variable compensation(1)(5)	$145.0	$150.2	$457.5	$419.1
ENI variable compensation ratio(6)	39.4%	40.9%	39.9%	41.5%

Numerator: Affiliate key employee distributions	$20.5	$19.9	$62.9	$51.3
Denominator: ENI operating earnings(1)	$87.8	$88.7	$275.1	$245.3
ENI Affiliate key employee distributions ratio(7)	23.3%	22.4%	22.9%	20.9%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP operating income	$13.3	$8.3	$54.2	$44.7
Include investment return on equity-accounted Affiliates	0.8	5.7	2.1	11.2
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	34.6	35.8	98.5	71.0
Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	19.2	19.2	57.8	57.8
Capital transaction costs	—	—	0.1	—
Restructuring costs	0.3	0.2	1.2	9.5
Other	—	—	—	0.4
Affiliate key employee distributions	20.5	19.9	62.9	51.3
Variable compensation	57.2	61.5	182.4	173.8
Funds’ operating (income) loss	(0.9)	(0.4)	(1.7)	(0.6)
ENI earnings before variable compensation	145.0	150.2	457.5	419.1
Less: ENI variable compensation	(57.2)	(61.5)	(182.4)	(173.8)
ENI operating earnings	87.8	88.7	275.1	245.3
Less: ENI Affiliate key employee distributions	(20.5)	(19.9)	(62.9)	(51.3)
ENI earnings after Affiliate key employee distributions	$67.3	$68.8	$212.2	$194.0

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 5.4% for the three months ended September 30, 2018, 3.6% for the three months ended September 30, 2017, 7.4% for the nine months ended September 30, 2018 and 6.9% for the nine months ended September 30, 2017.

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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Pre-tax economic net income(1)	$64.2	$64.2	$201.4	$179.6
Intercompany interest expense deductible for U.S. tax purposes	(19.3)	(19.7)	(58.2)	(58.6)
Taxable economic net income	44.9	44.5	143.2	121.0
Taxes at the U.S. federal and state statutory rates(2)	(12.2)	(17.8)	(39.1)	(48.6)
Other reconciling tax adjustments	(3.2)	0.3	(8.1)	1.2
Tax on economic net income	(15.4)	(17.5)	(47.2)	(47.4)
Add back intercompany interest expense previously excluded	19.3	19.7	58.2	58.6
Economic net income	$48.8	$46.7	$154.2	$132.2
Economic net income effective tax rate(3)	24.0%	27.3%	23.4%	26.4%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
U.S. GAAP interest income	$0.9	$0.1	$2.0	$0.5
U.S. GAAP interest expense	(6.3)	(6.4)	(18.7)	(18.2)
U.S. GAAP net interest expense	(5.4)	(6.3)	(16.7)	(17.7)
Other ENI interest expense exclusions(a)	2.3	1.7	5.9	3.3
ENI net interest income (expense)	(3.1)	(4.6)	(10.8)	(14.4)
ENI earnings after Affiliate key employee distributions(b)	67.3	68.8	212.2	194.0
Pre-tax economic net income	$64.2	$64.2	$201.4	$179.6

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

(b)
ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income (loss) to ENI earnings after Affiliate key employee distributions.

(2)	Taxed at U.S. Federal and State statutory rate of 27.3% for the three and nine months ended September 30, 2018 and 40.2% for the three and nine months ended September 30, 2017.

(3)	The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.

Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Nine Months Ended September 30,
($ in millions)	2018	2017
Cash provided by (used in)(1)(2)
Operating activities	$186.5	$170.4
Investing activities	58.8	(26.7)
Financing activities	(117.6)	(119.2)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Comparison for the nine months ended September 30, 2018 and 2017
Net cash provided by operating activities of continuing operations increased $16.1 million, from net cash provided of $170.4 million for the nine months ended September 30, 2017 to net cash provided of $186.5 million for the nine months ended September 30, 2018, driven by year-to-date net income excluding non-cash charges, offset by changes in operating assets and liabilities in the nine months ended September 30, 2018. Net cash provided by investing activities of continuing operations increased $85.5 million, from $26.7 million used in the nine months ended September 30, 2017 to $58.8 million provided for the nine months ended September 30, 2018, driven primarily by the proceeds received from the sale of Heitman, offset by lower sales of investment securities. Net cash used in financing activities of continuing operations decreased $(1.6) million, from $119.2 million used for the nine months ended September 30, 2017 to $117.6 million used for the nine months ended September 30, 2018, primarily due to lower share repurchases in the nine months ended September 30, 2018 compared to 2017.

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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Net income attributable to controlling interests	$54.0	$18.7	$113.4	$53.0
Net interest expense to third parties	5.4	6.3	16.7	17.7
Income tax expense (including tax expenses related to discontinued operations)	(43.3)	(5.1)	(11.0)	1.5
Depreciation and amortization (including intangible assets)	5.3	4.8	15.5	13.4
EBITDA	$21.4	$24.7	$134.6	$85.6
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit interests	34.6	35.8	98.5	71.0
Amortization of acquisition-related consideration and pre-acquisition employee equity	17.6	17.6	52.9	52.9
EBITDA of discontinued operations	(0.2)	0.1	(0.2)	0.2
(Gain) loss on seed and co-investments	(2.7)	(6.3)	1.4	(16.6)
Restructuring(1)	0.3	0.2	(64.5)	9.5
Capital transaction costs	—	—	0.1	—
Other	—	(0.1)	—	(0.1)
Adjusted EBITDA	$71.0	$72.0	$222.8	$202.5
ENI net interest expense to third parties	(3.1)	(4.6)	(10.8)	(14.4)
Depreciation and amortization	(3.7)	(3.2)	(10.6)	(8.5)
Tax on economic net income	(15.4)	(17.5)	(47.2)	(47.4)
Economic net income	$48.8	$46.7	$154.2	$132.2

(1)
The nine months ended September 30, 2018 includes the gain on sale of Heitman of $65.7 million. Restructuring costs in the three months ended September 30, 2017 include $0.2 million for CEO recruiting costs. Included in restructuring for the nine months ended September 30, 2017 is $9.5 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation and $0.2 million of recruiting costs.

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
Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	9/30/2018	12/31/2017	Interest rate	Maturity
Long-term debt of BSIG, net of issuance costs
Third party obligations:
Revolving credit facility	$—	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
Non-recourse seed capital facility	15.0	33.5	LIBOR + 1.55% plus 0.95% commitment fee	July 17, 2019
Long-term bonds:
4.80% Senior Notes Due 2026	272.0	271.9	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.1	120.9	5.125%	August 1, 2031
Total long-term debt	$408.1	$426.3
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

Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x.  At September 30, 2018, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.3x and our interest coverage ratio was 12.1x.
Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to our senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, our interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.25%.
Non-recourse seed capital facility
In July 2017, we purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. We financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by our seed capital holdings. We entered into this facility as of July 17, 2017, and may borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the seed capital collateral. At September 30, 2018, amounts outstanding under this non-recourse seed capital facility amounted to $15.0 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the Credit Facility.
Long-term bonds
In July 2016, we issued $275.0 million of 4.80% Senior Notes due 2026 (the “2026 Notes”) and $125.0 million of 5.125% Senior Notes due 2031 (the “2031 Notes”). We used the net proceeds of these offerings to finance the acquisition of Landmark in August 2016, purchase seed capital from OM plc, settle a Treasury rate lock contract and pay down the balance of the Credit Facility.
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
Critical Accounting Policies and Estimates
In the nine months ended September 30, 2018, we made the following updates or changes to our critical accounting policies from those disclosed as of December 31, 2017 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on February 28, 2018.

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
Recent Accounting Developments
Leases
In January 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 changes existing U.S. GAAP by requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases under previous U.S. GAAP. The lease asset would reflect a right-to-use asset and the lease liability would reflect the present value of the future lease payments. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018 and we expect to elect a modified retrospective transition approach utilizing the transition option provided by ASU 2018-11, to apply ASU 2016-02 as of the adoption date, January 1, 2019.
We have performed our preliminary assessment of ASU 2016-02 and are proceeding with our implementation plan. We have engaged with a vendor of a lease accounting system and have implemented a schedule to upload all material lease data in the fourth quarter. We are generally able to categorize our leases as either real estate leases (for office space) or as “all other” leases. Recording real estate leases under ASU 2016-02 is expected to create a category of “right-to-use” assets on our balance sheet to record the value of the leased office space in an amount equal to the net present value of future lease payments due, with a corresponding liability representing the total amounts due for the current value of future lease obligations. For all other leases, evaluations must be performed against the standard, but we do not expect there to be a material impact to our Condensed Consolidated Financial Statements.
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
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses September 30, 2018 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended September 30, 2018. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended September 30, 2018.
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
The value of our assets under management was $237.7 billion as of September 30, 2018. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $88.2 million based on our current weighted average fee rate of approximately 37 basis points, excluding net catch-up fees, including equity-accounted Affiliates. Approximately $54.0 billion, or 23%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 80% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $1.7 million impact to our gross performance fees based on our trailing twelve month performance fees of $17.3 million as of September 30, 2018. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $32.5 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $200.7 billion of equity assets under management to increase or decrease by $20.1 billion, resulting in a change in annualized management fee revenue of $68.6 million and an annual change in post-tax economic net income of approximately $26.0 million, given our current cost structure, operating model, and weighted average equity fee rates of 34 basis points at the mix of strategies as of September 30, 2018. Approximately $43.5 billion, or 22%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have an approximate incremental $0.4 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $100.9 billion of foreign currency denominated AUM to increase or decrease by $10.1 billion, resulting in a change in annualized management fee revenue of $43.2 million and an annual change in post-tax economic net income of $16.6 million, based on weighted average fees earned on our foreign currency denominated AUM of 43 basis points at the mix of strategies as of September 30, 2018. Approximately $13.0 billion, or 13%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 90% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $1.0 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $13.2 billion, would cause AUM to rise or fall by approximately $1.3 billion. Based on our fixed income weighted average fee rates of 20 basis points, annualized management fees would change by $2.6 million and post-tax economic net income would change by $1.0 million annually. There are currently no material fixed income assets earning performance fees as of September 30, 2018.

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

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and our Head of Finance, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at September 30, 2018. Based on this evaluation, our Chief Executive Officer and our Head of Finance have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
July 1-31, 2018	1,615,337	$14.03	1,615,337	$537.8
August 1-31, 2018	937,709	12.41	937,709	526.1
September 1-30, 2018	—	—	—	526.1
Total	2,553,046	$13.46	2,553,046

(1)
On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, our Board of Directors approved an amendment to the existing repurchase contract, to permit us to repurchase our ordinary shares, from time to time, up to an aggregate limit of $600.0 million of ordinary shares. This amendment was subsequently approved by our shareholders on June 19, 2018. We repurchased 2,553,046 shares under this program during the three months ended September 30, 2018. As of September 30, 2018, $526.1 million remained available to repurchase shares under the February 2016 program. The February 2016 program expires on June 19, 2023.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group plc

Dated:	November 8, 2018

		By:	/s/ Stephen H. Belgrad
Stephen H. Belgrad President and Chief Executive Officer (principal executive officer)

/s/ Daniel K. Mahoney
Daniel K. Mahoney Senior Vice President and Head of Finance (principal financial officer and principal accounting officer)