Form 10-K
period 2018-12-31
BrightSphere Investment Group plc
filed 2019-02-28
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2018, the aggregate market value of the ordinary shares held by non-affiliates of the registrant, based upon the closing price of $14.26 on that date on the New York Stock Exchange, was $1,153,016,813. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant’s ordinary shares are affiliates. There were 92,023,923 shares of the registrant’s ordinary shares outstanding on February 26, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 19, 2019 are incorporated by reference into Part III.

Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business, anticipated future performance of our business, the expected effect of acquisitions, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions, and other statements that are not historical facts. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “plan,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
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
Our future revenue, earnings and financial performance may fluctuate due to numerous factors, such as: the earnings of our Affiliates; the total value and composition of our Affiliates’ assets under management; the concentration of revenues in limited numbers of Affiliates and asset classes; the quality and autonomous nature of our relations with our Affiliates; our Affiliates’ exposure to liability; our ability to grow our Affiliates or acquire new firms; the nature of our Affiliates’ advisory agreements; market fluctuations, client investment decisions and investment returns; our or our Affiliates’ levels of debt and expenses; our Affiliates’ ability to maintain fee levels; the integrity of our and our Affiliates’ brands and reputations; our and our Affiliates’ ability to limit employee misconduct; our and our Affiliates’ ability to manage actual or potential conflicts of interest that may arise in our business; our competitors’ performance; the performance and retention of existing personnel; our or our Affiliates’ ability to recruit new personnel; our or our Affiliates ability to launch new products; our reliance on third-party service providers; our and our Affiliates’ ability to execute strategies; our ability to complete our redomestication to the United States; our and our Affiliates’ ability to conform to compliance guidelines; potential litigation (including administrative or tax proceedings) or regulatory actions; software and insurance costs; our access to capital; modifications of relevant tax laws or interpretations thereof and potential increases in our tax liability; the risks of our ownership structure; and the other factors discussed in Item 1A, “Risk Factors.”
Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “BrightSphere” or “BSIG” refer to BrightSphere Investment Group plc, references to the “Company” and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and equity-accounted Affiliates, excluding discontinued operations. References to the “Center” refer to the holding company excluding the Affiliates and/or BrightSphere Inc., or BSUS, a Delaware corporation and indirect, wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the boutique asset management firms in which we have an ownership interest, and references to our Affiliates’ sponsored investment entities are “Funds.” References in this Annual Report to “OM plc” refer to Old Mutual plc, our former parent. References to the “Offering” refer to our initial public offering which occurred on October 8, 2014. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.

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
PART I
Item 1.    Business.
Overview
We are a global, diversified, multi-boutique asset management company with $206.3 billion of assets under management as of December 31, 2018. We operate our business through our seven Affiliates, which we support through the provision of certain shared services with a focus on the organic growth of our Affiliates from the Center through growth initiatives, investment capital and global distribution capabilities.
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
We have broad and deep experience in working with boutique asset managers, and we leverage the expertise and resources within our organization to engage actively with our Affiliates and provide them with growth leverage generally unavailable to specialist asset management firms. We work with our Affiliates to execute upon growth opportunities for their businesses in areas such as business line expansion and product development. Our Global Distribution team complements and enhances the distribution capabilities of our Affiliates to enable them to access geographies and channels they may not be able to access on their own. Furthermore, our collaboration with our Affiliates extends to the commitment of seed and co-investment capital to launch new products and investment capital to financially support new growth initiatives. From time to time we may also leverage our prior experience executing M&A transactions for asset managers, to opportunistically source growth opportunities for both us and individual Affiliates through investments in new Affiliates as well as add-on acquisitions on behalf of existing Affiliates.

Currently, our business comprises interests in the following Affiliates:

ACADIAN

HQ: Boston, MA
Founded: 1986
AUM: $86.2 bn
A leading quantitatively-oriented manager of active global and international equity, and alternative strategies

T | S | W

HQ: Richmond, VA
Founded: 1969
AUM: $19.9 bn
A value-oriented investment manager focused on small and mid-cap U.S. equity, international equity, and fixed income strategies

BARROW, HANLEY, MEWHINNEY & STRAUSS

HQ: Dallas, TX
Founded: 1979
AUM: $72.0 bn
A widely recognized value-oriented investment manager of U.S., international and global equities, fixed income, and a range of balanced investment management strategies

LANDMARK PARTNERS

HQ: Simsbury, CT
Founded: 1989
AUM: $17.8 bn
A leading global secondary private equity, real estate, and real asset investment firm

CampbellGlobal
FOREST & NATURAL RESOURCE INVESTMENTS

HQ: Portland, OR
Founded: 1981
AUM: $4.6 bn
A leading sustainable timber and natural resource investment manager that seeks to deliver superior investment performance by focusing on unique acquisition opportunities, client objectives, and disciplined management

ICM

HQ: Baltimore, MD
Founded: 1972
AUM: $1.8 bn
A value-driven domestic equity manager with product offerings focused on small- and mid-cap companies.

Copper Rock
CAPITAL PARTNERS

HQ: Boston, MA
Founded: 2005
AUM: $4.0 bn
A specialized growth equity investment manager of small-cap international, global, and emerging markets equity strategies

Our diversification, by Affiliate, asset class, geography and investment strategy, enhances relative earnings stability and provides multiple sources of growth for us. Collectively, our Affiliates offer 106 distinct, active investment strategies in U.S., global, international and emerging markets equities; U.S. fixed income; and alternative investments, including timber and secondary Funds. In addition, there is significant diversification within each of our Affiliate firms through the breadth of their respective investment capabilities. We believe our Affiliates have generated competitive absolute and relative performance records. As of December 31, 2018, the percentage of our revenue represented by assets under management, or AUM, outperforming their investment benchmarks on a one-, three-, and five-year basis was 31%, 68% and 75%, respectively. Our Affiliates have, from 2012 through 2018, generated positive annualized revenue impact of net flows for six of the past seven years.
Through our Affiliates, we serve a diverse investor base in the institutional and sub-advisory channels in the U.S. and around the world. These clients are highly sophisticated, value the stability and equity ownership of our Affiliates, and typically reward our Affiliates’ strong process-driven investment performance with long-term relationships and asset flows. Our sub-advisory clients also provide access to the retail and defined-contribution marketplace where decision makers take a more institutional approach to choosing asset management providers. Our Affiliates currently manage assets for non-U.S. clients in approximately 30 countries, including Australia, Canada, Denmark, Ireland, the Netherlands, South Korea, and the United Kingdom. Our Center-led Global Distribution platform, launched in 2012, has contributed to the increase of our non-U.S. assets under management. From January 1, 2012 through December 31, 2018, we have raised $15.5 billion in client assets for our Affiliates.

Positive net revenue flows and investment performance, in conjunction with the successful execution of our business strategy, have led to growth in revenues and net income. Our U.S. GAAP revenues excluding consolidated Funds were $625.8 million in 2014 and $924.4 million in 2018, representing a CAGR of 10.2%. Our U.S. GAAP net income from continuing operations attributable to controlling interests increased from $55.3 million in 2014 to $136.3 million in 2018. Our ENI revenues grew from $635.4 million in 2014 to $919.1 million in 2018, a CAGR of 9.7%. Over this period, our pre-tax ENI grew from $204.1 million in 2014 to $262.5 million in 2018, a CAGR of 6.5%. For additional information regarding economic net income, and reconciliations to U.S. GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income.”
Competitive Strengths
We believe our success as a multi-boutique asset management company is driven by the following competitive strengths:
Well-Established, Diverse Affiliates.    Through our seven current Affiliates, we are well-diversified by brand, strategy and asset class, providing multiple sources of revenue and growth opportunities for our business across global market cycles, while limiting downside risk. Each Affiliate has its own brand and investment processes and generally operates in distinct asset classes. Our assets under management across Affiliates are invested in both U.S. and global/non-U.S. equities (30.3% and 51.8%, respectively) as well as fixed income and alternative assets, including timber and secondary Funds focused in real estate and private equity. We are also well-diversified by investment strategy within each asset class, with 106 distinct investment strategy composites. The breadth of our investment capabilities and distinct brand identities appeal to a wide range of clients. We have a well-diversified client base with low levels of client concentration. Our business serves over 850 institutional and sub-advisory clients, with our top 25 client relationships representing approximately 29% of run rate gross management fee revenue, including our equity-accounted Affiliate, as of December 31, 2018. Total run rate gross management fee revenue reflects the sum for each account at each of our seven Affiliates, of the product of (a) assets under management in each account at December 31, 2018, multiplied by (b) the relevant management fee rate on that account. This calculation includes all accounts at our equity-accounted Affiliate.
Differentiated Multi-Boutique Model Drives Growth.    Our business is differentiated among multi-boutique asset management firms by our focus on active engagement with our Affiliates to enhance their organic growth potential. We have a two-pronged approach for successfully collaborating with our Affiliate firms. First, we align our interests with those of our Affiliates by providing Affiliate partners with equity in their own firms and through a profit-sharing structure that sets bonuses as a percentage of pre-bonus profit. This structure gives our Affiliate partners meaningful wealth creation opportunities through equity ownership and encourages investments in long-term growth while maintaining an appropriate focus on profitability, efficient capital management and risk control. Second, we offer our Affiliates strategic and financial support to grow and enhance their businesses. Strategic guidance includes helping Affiliates to expand into new products, strategies, geographies or channels, and may also include lift-outs of new investment teams or the acquisition of add-on businesses. Our financial support further extends to the investment of seed and co-investment capital to help launch new investment strategies. In addition, our Center-led Global Distribution team complements and enhances the distribution capabilities of our Affiliates. Utilizing our strategic capabilities enables our Affiliates to capitalize on growth opportunities while maintaining their focus on delivering superior investment performance, innovative offerings, and excellent service to their clients. In 2018, over $5.0 billion of the Company’s gross sales resulted from new initiatives, seeding, and Global Distribution.

Track Record of Competitive Investment Performance Across Market Cycles.    Our Affiliates have produced competitive long-term investment performance across their product offerings, generating outperformance relative to benchmarks across market cycles. Through December 31, 2018, 77 of our Affiliates’ 95 strategies that have performance benchmarks have outperformed their relevant benchmarks since inception. These strategies represent 95% of the total assets in the 95 strategies that have performance benchmarks. Investment performance is calculated on a gross basis, excluding the impact of management, administration, and performance fees. Based on our current average management fee rate, investment returns net of fees would be on average approximately 35 bps lower than gross returns (excluding products which are not benchmarked). For the rolling 10-year period ending December 31, 2018, approximately 70% of benchmarked assets have outperformed their relevant benchmarks. Our Affiliates’ five largest benchmarked investment strategies, Acadian Asset Management (AAM) Emerging Markets Equity, AAM Global Managed Volatility, AAM Global Equity, Thompson, Siegel & Walmsley LLC (TSW) International, and Barrow, Hanley, Mewhinney & Strauss (BHMS) Large Cap Value have each outperformed their relevant benchmarks since inception by 2.6%, 2.1%, 1.6%, 1.6%, and 1.3%, respectively, on an annualized basis.
Attractive Financial Model.    Our multi-boutique model generates strong, recurring free cash flow to our business that we can use for growth initiatives on behalf of our Affiliates, return to shareholders through dividends and stock repurchases, or in certain circumstances, use to make investments in new Affiliates. Our ENI revenue has grown 9.7% annually since 2014. Our revenue consists largely of recurring management fees on assets under management and is not heavily dependent upon more volatile performance fees. We earn an attractive margin on revenue enhanced by our profit-sharing model that enables us to participate directly in margin expansion as our Affiliates grow. Our U.S. GAAP operating margin was (6)% for 2014 (17% excluding consolidated Funds) and 9% for 2018 (9% excluding consolidated Funds). Our comparable ENI operating margin (calculated before Affiliate key employee distributions) was stable from 39% for 2014 to 38% in 2018 as we continued to invest in the business.
Experienced Management Team.    The members of our senior management team have significant, long-term experience in the asset management industry and bring a wide range of expertise that includes investment banking and corporate strategy, private equity, corporate development and portfolio management. Each of our senior executives understands how to structure and maintain partnerships that provide Affiliate firms with the proper incentives and resources to continue to generate strong growth.
Growth Strategy
The cornerstone of our multi-boutique model is to combine the investment talent, entrepreneurialism, focus and creativity of leading asset management boutiques with the expertise and capital of a larger firm in areas where our resources can provide distinct advantages. We provide strategic capabilities to our Affiliates, enabling them to focus on delivering superior investment performance, innovative offerings, and excellent service to their clients. We strive to maintain and enhance the characteristics which have made our Affiliates market leaders in their areas of expertise. Our focus is working with a select group of diverse Affiliates with whom we can build scalable business platforms leveraging their core investment and distribution capabilities.
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
Core Affiliate Growth.    Our growth strategy is rooted in core Affiliate growth. Our Affiliates are strong investment management boutiques with highly-defined and rigorous investment strategies for which there is real demand in the institutional marketplace. Our Affiliates have excellent long-term performance records and have generated strong growth through net client revenue flows. See “—Overview of Current Affiliates”

Collaborative Organic Growth. Our collaboration with our Affiliates enables them to grow and enhance their businesses in ways that they could not do on their own. We leverage the broad industry experience of our senior management to evaluate, structure, and support Affiliate growth opportunities, including expansion into new products and strategies, geographies and channels. In addition, we provide seed and co-investment capital to help launch new products. See “Our Operating Model and Holding Company Activities—Collaborative Growth Initiatives”
Global Distribution.    Our Affiliates are recognized for their long-term investment performance and high quality client service, and have strong client and consultant relationships in their core institutional marketplaces. However, there are certain areas of distribution outside of their core markets that are more scale-oriented or specialized in nature. To assist our Affiliates in penetrating these markets, we offer a range of distribution capabilities in a transparent, opt-in partnership-based model that is supported by an experienced sales team focused on cultivating broad and deep relationships within the U.S. sub-advised and variable annuity channels and non-U.S. markets. See “—Distribution Model and Client Base” for further discussion of our Center-led Global Distribution platform.
Investments in New Affiliates.    We may also from time to time opportunistically pursue partnerships with additional boutique asset managers that can enhance our growth potential and diversify our earnings drivers. In such instances, we would expect to target asset classes that complement our existing Affiliates’ capabilities or provide additional expertise in capacity-constrained investment strategies.
Our Operating Model and Holding Company Activities
Overview
We manage our business through seven Affiliates, each of which operates autonomously and employs its own distinct investment processes. We work with our Affiliates to identify and execute upon growth opportunities in areas such as distribution, business line expansion and product development. Our collaboration with our Affiliates extends to the commitment of seed and co-investment capital to launch new products and investment capital to financially support new growth initiatives. We align incentives with our Affiliates through our permanent partnership structure, which provides employee partners of our Affiliates with equity in their respective firms through an equity recycling program, and participation in established profit-sharing arrangements.
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

•
Affiliate Partners Have Retained Equity in their Own Firms.  Partners in each of our Affiliates own meaningful equity positions in their respective businesses. Among our consolidated Affiliates, their equity stakes range from approximately 20% to 40%, in some cases following a distribution preference to BSIG. We may facilitate the recycling of Affiliate equity to the next generation of Affiliate partners. When this occurs, the impact to us is generally cash-neutral.

•
Profit-Share Economics.  Rather than invest in a fixed percentage of Affiliate revenues (a “revenue-share” model), Affiliate partners and we each invest in the underlying profits of their respective businesses, a model we refer to as a “profit-share” model (with the exception of ICM, which has a legacy revenue-share model that was not restructured). Distributions of profit to the Affiliate equity-holders are based on their proportionate ownership of their businesses, in some cases following a preferred return to us. In addition, bonus pools for Affiliates are typically contractually set at 25% to 35% of Affiliate pre-bonus profit. This enables us to participate in the margin increases of our Affiliates, while incentivizing Affiliate management and us to jointly support growth initiatives. For additional information on our profit-sharing model, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Economics of Our Business.”

Collaborative Growth Initiatives
Our business is differentiated from other multi-boutique asset management companies by our focus on active engagement with our Affiliates to enhance their organic growth potential. Our collaboration with Affiliates generally consists of the following:

•
Strategic Affiliate Growth Opportunities.  As part of our partnership approach with Affiliates, we support the Affiliates to identify and analyze potential growth strategies for their businesses. Dedicated professionals at BSIG help to formulate a plan of execution and develop an economic structure to appropriately share risk and reward between us and Affiliate equity-holders.

We have collaborated with our Affiliates on a number of growth initiatives to further diversify and strengthen our business. Our Affiliates have been able to leverage our strategic capabilities in areas such as capital support (including seed capital and co-investments), corporate development, global distribution, and product expansion. Our strategic support has accelerated, and continues to accelerate, our Affiliates’ growth through a range of collaborative projects.

•
Seed Capital.  As of December 31, 2018, we have approximately $130 million committed to seed capital, which is currently invested in 26 products across seven different asset classes. Our Affiliates’ use of seed capital generally falls into two categories: incubation capital and scale capital. Incubation capital is used to establish a track record for a new investment strategy. These new strategies generally take three to five years to season to the point where they are recommended by consultants or become attractive for clients. Alternatively, scale capital is used to extend a product with an established track record into a co-mingled fund, and is generally outstanding for a shorter period of time. Scale capital allows third-party clients to invest in the new fund without individually representing too substantial a percentage of the vehicle. Over $16 billion of our current AUM are in products which have been seeded by us since 2004, and our seeding program has generated an annualized internal rate of return of approximately 23% over this period, including investment returns on the seeded products and the incremental value generated by third party assets raised, including annual profits and a terminal value.

•
Co-Investment Capital.  We also provide co-investment capital to support the formation of closed-end, long-term partnerships managed by our Affiliates. These fixed-life partnerships typically require us and/or the Affiliate or its employees to invest 1% to 3% of the product’s capital to align interests with those of their clients. Of our current $28.7 million portfolio of co-investments at fair value, 24% is managed by Campbell Global (investing in timber), 33% is managed by Landmark Partners (investing in secondary funds), and 43% remains managed by Heitman LLC, a former Affiliate (investing in real estate). As part of the sale of our interest in Heitman LLC to its management (see “—Overview of Current Affiliates—Sale of Heitman”), we retained our co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments. In consideration for providing co-investment capital, which is typically illiquid for approximately seven to ten years, we receive returns on our underlying partnership investment, our proportionate share of profits on assets in the fund, and the potential for fund incentive fee allocations.

Capital Management
Our asset management business generates significant, recurring free cash flow that can be re-invested in the growth-oriented strategies described above to create value for our shareholders. Strategic and efficient management of our Company’s capital underpins our approach to investing in these strategies. In particular, we believe we can generate strong returns on allocated capital by (i) providing seed capital to fund new products and strategies; (ii) committing co-investment capital to launch new fund partnerships in which our Affiliates act as the general partner; (iii) providing investment capital to support organic growth; and (iv) implementing opportunistic share repurchase programs. Management undertakes detailed business case analyses with respect to all growth opportunities, and only considers those that yield an acceptable return while operating within the parameters of our risk appetite. For the period January 1, 2016 to December 31, 2018, we have repurchased approximately 14.5% of our shares.
Holding Company Management Team
Our senior management team has defined a core set of operating principles and positioned our business around them. Our business strategy is to enhance the long-term growth of our market leading, boutique investment management firms. The members of our senior management team leverage their experience in areas such as asset management sector investment banking, private equity and corporate strategy to focus on supporting our Affiliates in areas where we believe we can provide the greatest benefit.

Overview of Current Affiliates

Acadian Asset Management LLC, or Acadian ($86.2 billion in AUM as of December 31, 2018), founded in 1986, is a leading quantitatively-oriented manager of active global and international equity, and alternative strategies. The firm pursues a fundamentally-grounded, data rich and highly structured approach to investing that seeks to identify and exploit systematic and structural inefficiencies in the markets. Acadian applies a range of investment and risk considerations to a universe of over 40,500 securities taken from 100 global markets. Managed strategies include global, international and emerging markets equities, long/short strategies, and managed volatility strategies. Its flagship Emerging Markets Equity strategy has outperformed its benchmark, MSCI Emerging Markets (Net), by 2.6% (USD, gross of fees) on an annualized basis since its inception in 1994 through December 31, 2018.
Acadian invests on behalf of a wide range of institutional clients across the globe, including public and private funds, endowments and foundations, and retail clients through sub-advisory channels. The firm’s clients are domiciled in over nineteen countries across Asia, Australia, Europe and North America. Acadian’s management team is led by Co-Chief Executive Officers Ross Dowd and John Chisholm, and Acadian’s Chief Investment Officer, Brendan Bradley. The firm has 108 investment and research professionals and manages approximately 60 distinct investment products and strategies.

Barrow, Hanley, Mewhinney & Straus LLC, or Barrow Hanley ($72.0 billion in AUM as of December 31, 2018), founded in 1979, has an outstanding long-term track record of providing its clients with superior performance and client service in a wide range of value-oriented investment strategies. The firm applies a strict definition of value that guides all of its investment decisions, as it employs disciplined, bottom-up analysis to construct value equity portfolios of U.S., non-U.S., global and emerging market securities that exhibit below-market price-to-earnings ratios, below-market price-to-book ratios, and above-market dividend yields, regardless of market conditions. The firm’s value-oriented fixed income portfolios seek to achieve higher total returns with below-benchmark volatility by identifying temporarily mispriced securities with yield-to-maturity advantages over Treasury bonds of comparable maturity. Barrow Hanley’s flagship large cap value equity product, which had over $33 billion in assets at December 31, 2018, has a 39-year track record.
Barrow Hanley has a diverse and longstanding clientele; more than 30 of its clients have maintained their relationships with Barrow Hanley for more than 20 years. In addition to direct relationships with institutional investors, the firm serves as a sub-advisor to more than 25 highly regarded mutual fund clients, and is one of four external sub-advisors managing the Vanguard Windsor II Fund.
Ray Nixon and Cory Martin are the executive directors of Barrow Hanley and James Barrow is the firm’s Founding Director. In addition, Barrow     Hanley has a team of 20 managing directors. The firm has 48 investment professionals managing approximately 25 distinct investment strategies.

Overview of Current Affiliates (cont.)

Campbell Global LLC, or Campbell Global ($4.6 billion in AUM as of December 31, 2018), is a global investment manager focused on timberland. They are widely recognized as an authority on both forest management and timberland investing. Based in Portland, Oregon, Campbell Global has more than three decades of experience in timberland management and value creation. A pioneer in the field, they have managed more than 5.3 million acres (2.1 million hectares) worldwide for pension funds, endowments, foundations and other global institutional investors since inception.  Campbell Global combines ingenuity, data-supported decision making and a passion for responsible investing, striving to deliver the best possible performance to clients.
As of December 31, 2018, the firm managed more than 1.7 million acres (0.7 million hectares) and employed 164 individuals across the U.S. and New Zealand. Campbell Global’s management team is led by Chief Executive Officer and Chairman John Gilleland and Angie Davis, President and Managing Director.  The firm has 37 investment professionals managing its investment portfolios.

Copper Rock Capital Partners LLC, or Copper Rock ($4.0 billion in AUM as of December 31, 2018), founded in 2005, offers specialized, growth equity investment management focused on small and small/mid-capitalization strategies in international, global and emerging markets growth equities. Copper Rock’s investment strategy seeks to outperform in up-markets due to the firm’s pure fundamental growth approach and also to protect clients’ capital through portfolio construction and a strong sell discipline.
Copper Rock’s client base includes pension plans, institutional investors and mutual funds located in the U.S., Canada, the United Kingdom, Ireland, Denmark, South Africa and Australia. Copper Rock’s management team is led by the firm’s Chairman and Chief Investment Officer Steve Dexter and Chief Executive Officer Mike Forrester. The firm has eight investment professionals managing four distinct investment strategies.

Overview of Current Affiliates (cont.)

Investment Counselors of Maryland, LLC,* or ICM ($1.8 billion in AUM as of December 31, 2018), founded in 1972, focuses on value-driven equities and invests through a well-established, bottom-up investment process that it applies with an emphasis on small- and mid-cap companies. The firm employs a team orientation in making investment decisions. Each member of ICM’s investment team has a sector focus and is responsible for generating and analyzing ideas within that sector. The most promising investment ideas are reviewed by the entire team, and the ultimate buy/sell decisions are made by the respective portfolio manager teams.
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

Landmark Partners, LLC, or Landmark ($17.8 billion in AUM as of December 31, 2018), founded in 1989 and acquired by BSIG in August 2016, specializes in secondary market transactions of private equity and real estate investments. The firm has one of the longest track records in the industry and is a leading source of liquidity to owners of interests in real estate, real asset, venture, mezzanine, and buyout limited partnerships. Landmark has formed 31 Funds over the last 30 years. These Funds have been capitalized at more than $27 billion, which has been deployed across over 2,250 partnership interests that comprise over 27,650 underlying company and property investments.
Landmark’s investor base is mostly comprised of institutional investors including: sovereign wealth funds, public pensions, corporate pensions, insurance companies, asset managers, and foundations located globally.
Landmark is led by President and Managing Partner, Timothy Haviland and Chairman and Managing Partner, Francisco Borges, supported by a team of fourteen Partners. As of December 31, 2018, Landmark employed 121 individuals across five offices in Boston, MA; New York, NY; Simsbury, CT and Dallas, TX in the United States and London in the United Kingdom.

Overview of Current Affiliates (cont.)

Thompson, Siegel & Walmsley LLC, or TSW ($19.9 billion in AUM as of December 31, 2018), founded in 1969, applies a value-oriented investment approach across a range of products in U.S. and international equities, fixed income and alternative investments. TSW’s singular investment objective is to outperform its benchmarks, net of fees, over rolling three- to five-year periods. TSW employs a proprietary screening process to generate focused lists of companies that are most attractive within different market capitalization ranges. The firm’s investment teams then use fundamental analysis to construct portfolios, which they believe possess catalysts that can unlock value.
TSW has a diverse client base that includes corporations, public pensions, high-net-worth families and individuals, and sub-advisory clients and has generated a strong track record of providing investors with excellent long-term results. The firm’s management team is led by Chief Executive Officer Frank Reichel, President John Reifsnider, Chief Financial Officer Horace Whitworth, and Director of Operations, Lori Anderson. The firm has 22 investment professionals managing fourteen investment strategy composites.

Distribution Model and Client Base
Our distribution is focused on the institutional and sub-advisory channels, reached through both Affiliate-led and complementary, Center-led sales efforts. Our Affiliates have teams of established sales and client service professionals with broad and deep relationships across the major segments of the institutional investor community. Consistent with our partnership philosophy, Affiliates develop and maintain client relationships independently of both us and each other, while maintaining the option to participate in Center-led complementary distribution initiatives in the domestic sub-advisory and selected global markets. In aggregate, our Affiliates have approximately 131 sales and marketing professionals servicing over 850 institutional and sub-advisory clients.
We launched our Center-led Global Distribution platform in 2012, which consists of a team of experienced channel and regional marketing specialists focused on developing new business opportunities for our Affiliates. In the U.S., complementing and enhancing the distribution capabilities of the Affiliates, we have executive and sales and marketing professionals focused on cultivating relationships in the sub-advisory (mutual fund and variable annuity) channel. We also maintain independent relationships with institutional investment consultants. If requested, our team also provides strategic marketing support for the Affiliates. Outside the U.S., where scale is a meaningful advantage to support geographic reach and servicing capabilities, we have a Global Distribution team consisting of dedicated and strategically deployed sales and marketing professionals focused on developing client relationships and gathering assets. Within these channels and jurisdictions, our objective is to cultivate broad and deep relationships with key consultants and institutional investors and to generate new client opportunities for those Affiliates who take advantage of our Global Distribution platform. From January 1, 2012 through December 31, 2018, we have raised $15.5 billion in client assets for our Affiliates.
The institutional channel accounts for 65% of our AUM. Within this channel, we have strong relationships in the public/government pension market (31% of our AUM) and the corporate plan market (18% of our AUM), which comprise a substantial portion of the institutional investment market overall, particularly in the U.S. Our institutional marketplace clients are highly diverse across segments and geographies and have various growth characteristics.
While our Affiliates market primarily to institutional investors, we participate in the individual investor market through the sub-advisory channel, which represents 30% of our AUM. Within this channel, we manage assets for mutual funds, giving us exposure to a retail investor base and the defined contribution market. We have approximately 65 sub-advisory mandates on approximately 50 leading platforms, including Vanguard, American Beacon, Principal and Transamerica. Our top ten sub-advisory relationships account for approximately 25% of AUM and 14% of run rate gross management fee revenue, including our equity-accounted Affiliate, and have an average tenure of over ten years.

Across our Affiliates, our client base is highly diverse with no significant concentration in our portfolio, though some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2018, our Affiliates’ top five client relationships represented 13% of total run rate gross management fee revenue, including our equity-accounted Affiliate, and our Affiliates’ top 25 clients represented 29% of run rate gross management fee revenue, including our equity-accounted Affiliate.

Total AUM:	$206.3 bn
Data as of December 31, 2018
Products and Investment Performance
Product Mix
Our Affiliates offer leading products in U.S., global, international and emerging markets equities; U.S. fixed income; and alternative investments, including timber and secondary Funds.
The charts below present our average fee rates, average assets under management, and management fee revenue excluding equity-accounted Affiliates by asset class and illustrate the diversification benefits of our multi-boutique business model. Our largest asset class, U.S. large cap value equities, represents 23.2% of our average AUM of consolidated Affiliates for the year ended December 31, 2018; however, with a weighted average fee rate of approximately 21 basis points, this asset class represents only 12.2% of our management fee revenue in 2018. Each of five asset classes represents 12% or more of our management fee revenue in 2018, providing a balanced earnings stream to our business. Moreover, within our three largest asset classes by revenue — international equities, alternative investments and emerging markets equity — we offer a range of strategies which provide further stability to our earnings.

Data as of December 31, 2018
*    Excludes equity-accounted Affiliates

Total Average AUM: $232.8 bn*	Total Management Fees: $905.0 m*
Data as of December 31, 2018	Data as of December 31, 2018
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
Data as of December 31 for the years 2014 to 2018
In addition to analyzing our Affiliates’ performance on a revenue-weighted basis, which gives us a perspective on product performance with respect to our Affiliates’ existing client base, we also consider the number of our Affiliates’ at-scale product strategies (defined as strategies with greater than $100 million of AUM) beating benchmarks. This latter measure, labeled as “equal-weighted,” indicates the opportunity we have to generate sales in a variety of market environments. For instance, strong performance in a newer, smaller product such as small-cap emerging markets may not affect revenue-weighted performance, but it can have a meaningful effect on revenue growth given client demand for this higher fee product. The chart below indicates performance on a revenue-weighted and equal-weighted (by product) basis relative to benchmark, as at December 31, 2018. In addition, we have indicated the percentage of our assets beating their benchmarks over the same time periods. While we believe the first two methodologies provide better insight into our performance trends, we have also included AUM-weighted performance, as this is a more standard industry performance metric.

Data as of December 31, 2018
Competition
We and our Affiliates face competition from many segments in the asset management industry. At the Company level, we compete with other investment management firms, including investment management holding companies, insurance companies, banks and private equity firms. Our Affiliates compete globally with international and domestic investment management firms, hedge funds and other subsidiaries of financial institutions for institutional assets.
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
Business History
The predecessor of BSIG was formed in 1980. We were incorporated on May 29, 2014 as a private limited company under the laws of England and Wales. At the time of our initial public offering of our ordinary shares, or the Offering, we changed our name to OM Asset Management plc.
From the Offering until May 2017, we were a majority-owned subsidiary of OM Group (UK) Limited, or OMGUK, which was in turn wholly owned by OM plc. The board of directors of OM plc elected to undertake the Offering which was priced on October 8, 2014. On October 9, 2014, we began trading on the New York Stock Exchange under the ticker symbol “OMAM.” On March 2, 2018, we announced the change of our name to BrightSphere Investment Group plc and on March 26, 2018, our ticker symbol changed to “BSIG.”

Between the time of the Offering and November 2017, OM plc implemented a plan to dispose of our shares in an orderly manner which balanced value, cost, time and risk. A series of transactions were executed to dispose of OM plc’s shareholdings, including secondary offerings on the public market, sales of shares from OM plc to HNA Capital U.S., or HNA, and our repurchase and retirement of shares held by OM plc. Following these transactions, at December 31, 2017, HNA owned 24.95% of our outstanding ordinary shares and OM plc held 1,000 of our ordinary shares. On November 18, 2018, HNA notified us that it had agreed to sell the substantial majority of its ordinary shares to Paulson & Co (“Paulson”). On February 25, 2019, this transaction was completed and Paulson holds approximately 21.7% of the ordinary shares of the Company and HNA does not own any of the ordinary shares of the Company. See Note 1, “Organization and Description of the Business” in our Consolidated Financial Statements included in Item 8 herein for a further description of these transactions.
In August 2016, we completed the acquisition of Landmark Partners and in January 2018, we completed the sale of our stake in Heitman LLC to members of Heitman’s management.
Employees
As of December 31, 2018, we had 960 full-time equivalent employees, of which 84 were employees of the Company and 876 were employees of our Affiliates. None of our employees or those of our Affiliates are subject to any collective bargaining agreements. We believe our relationships with our employees to be good and have not experienced interruptions to operations due to labor disagreements.
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
Available Information
Our web site is www.bsig.com. Our web site provides information about us, and from time to time we may use it as a distribution channel of material company information. We routinely post financial and other important information in the “Investor Relations” section of our web site and we encourage investors to consult that section regularly. That section of our web site includes “Public Filings” where one can download copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any other report filed or furnished with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.
In addition, the SEC maintains a website that contains reports, proxy statement and other information about issuers, such as BSIG, who file electronically with the SEC. The address of the website is www.sec.gov.

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
BSIG is a holding company and is not a registered investment adviser under United States, or U.S., federal or state law. As such, BSIG does not manage investments for clients and does not directly receive management fees. All of BSIG’s revenue generation is dependent on our Affiliates, who are registered investment advisers under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and receive the majority of their fees based on the market values of assets under management. Substantially all of BSIG’s cash flows consist of distributions received from our Affiliates. As a result, BSIG’s cash flows and ability to fund operations are largely dependent upon the profitability of our Affiliates.
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
Our financial performance is dependent upon the abilities of our Affiliates to minimize outflows and increase inflows through sound relative investment performance over measured periods of time compared to relevant benchmarks and peer performance results. The performance of our Affiliates’ investment strategies, which can be impacted by factors within and/or outside the control of our Affiliates, including general market and economic conditions, is critical to retaining existing client assets and investors, including in mutual funds and private funds our Affiliates advise or sub-advise, and attracting new client and investor assets. Poor performance can be caused by our Affiliates’ choices in investing in sectors, industries, companies or assets that do not perform as well as others. Additionally, companies in which our Affiliates invest may incur negative changes in their financial conditions or suffer other adverse events that could reduce the values of the Affiliates’ investments in those companies.
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
As of December 31, 2018, Acadian and Barrow Hanley represented 77% of our assets under management, from which we derive a substantial portion of our revenue. An adverse change in the operating results of either of these Affiliates, whether as a result of poor investment performance, withdrawals of assets under management or otherwise, could have a substantial impact on our results of operations.
While our Affiliates invest in a number of asset classes, a significant portion of our assets are invested in a limited number of investment strategies. As of December 31, 2018, $86.1 billion, or 42%, of our assets under management were concentrated across five investment strategies: Barrow Hanley’s Large Cap Value Equity ($33.1 billion, or 16%), Acadian’s Emerging Markets Equity ($19.6 billion, or 10%), Acadian’s Global Managed Volatility Equity ($12.1 billion, or 6%), Landmark’s Secondary Private Equity ($11.3 billion, or 5%) and TSW’s International Equity ($10 billion, or 5%). Consequently, our results of operations are dependent upon the abilities of our Affiliates that manage these investment strategies to minimize the risk of outflows through relatively strong performance over measured periods of time compared to relevant benchmarks and peer performance results. Also, certain investors may evaluate us on the basis of the asset-weighted performance of our assets under management. A relatively small change in the relative performance of one of our largest strategies, such as Barrow Hanley’s Large Cap Value Equity, could have a significant impact on the asset-weighted performance of our assets under management. Such volatility could adversely affect investors’ perception of us.
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

Our growth strategy is dependent upon continued growth of our existing Affiliates.
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
Our growth strategy may also be enhanced from time to time by our ability to successfully make new acquisitions or investments, which will depend on our ability to find suitable firms to acquire or invest in, our ability to negotiate agreements with such firms on acceptable terms, our ability to raise the capital necessary to finance such transactions, and our ability to secure any necessary approvals for such transactions. There is no certainty that we will identify suitable candidates at prices and terms we consider attractive, consummate any such acquisition or investment on acceptable terms, have sufficient resources to complete an identified acquisition or investment, obtain necessary approvals for such investment or that our strategy for pursuing acquisitions or investments will be effective. Any acquisition or investment can involve a number of risks, including the existence of known liabilities or contingent liabilities or those not disclosed or known by us prior to closing an acquisition or investment. An acquisition or investment may impose additional demands on our staff that could strain our operational resources and increase the possibility of operational error, and require expenditure of substantial legal, investment banking and accounting fees. We may be required to issue ordinary shares or otherwise obtain additional capital or spend significant cash to consummate an acquisition or investment, resulting in dilution of ownership or additional debt leverage, or spend additional time and money on facilitating the acquisition or investment that otherwise would be spent on the development and expansion of our existing businesses. Following a completed acquisition or investment, failure by us and the target firm to achieve a strong, long-term relationship, or failure of the firm to realize incremental organic growth and growth through leveraging its relationship with us may result in our inability to achieve the anticipated benefits of the acquisition or investment, and could have an adverse impact on our business, financial condition and results of operations.
We and our Affiliates rely on certain key personnel, and our results are dependent upon our ability to retain and attract key personnel.
We and our Affiliates depend on the skills and expertise of our key investment and management personnel, and our success and growth depends on our ability to attract and retain key personnel. Our Affiliates rely heavily upon the services of certain key investment and management personnel, many of whom have managed their firms for a number of years and who primarily guide the investment decision-making processes and strategies at the firms. The loss of key investment and management personnel at any of our Affiliates for any reason could have an adverse impact upon our business, results of operations and financial condition. Any of our key investment or management personnel could resign at any time, join a competitor or form a competing company. We and our Affiliates have entered into non-competition agreements with some, but not all, of our investment and management personnel, but these agreements may not be enforceable or may not be enforceable to their full extent. In addition, we and our Affiliates may agree to waive a non-competition agreement applicable to investment or management personnel in light of the circumstances of our relationship with that person.
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
Our Affiliates have strong client and consultant relationships in their core institutional marketplaces, and they depend upon these relationships to successfully market their existing products and strategies and to introduce new products and strategies. Some Affiliates may have client exposures that are meaningful to their individual businesses. As of December 31, 2018, our Affiliates’ top five client relationships represented 13% of total run rate gross management fee revenue, including our equity-accounted Affiliate, and our Affiliates’ top 25 clients represented 29% of run rate gross management fee revenue, including our equity-accounted Affiliate. Total run rate gross management fee revenue reflects the sum for each account at each of our seven current Affiliates, of the product of (a) assets under management in each account at December 31, 2018, multiplied by (b) the relevant management fee rate on that account. This calculation includes the management fees paid by accounts at our equity-accounted Affiliate. Any negative changes in these relationships that reduce the number of client or consultant contacts, restrict access to existing or potential clients, or result in negative statements by a consultant, could have an adverse impact on our Affiliates’ businesses and negatively impact our results of operations.

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
We have presented information with respect to the historical returns of our existing investment strategies throughout this Annual Report on Form 10-K, including under “Business—Products and Investment Performance.” The historical returns of our Affiliates’ strategies and the ratings and rankings our Affiliates or their strategies have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that our Affiliates may develop in the future. The investment performance our Affiliates achieve for their clients varies over time and the variance can be wide. The ratings and rankings our Affiliates or their strategies have received are typically revised monthly. The historical performance and ratings and rankings presented herein are as of December 31, 2018 and for periods then ended unless otherwise indicated. The returns on the strategies of our Affiliates’ have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected investment opportunities and the returns on our Affiliates’ strategies. These negative conditions may occur again, and in the future our Affiliates may not be able to identify and invest in profitable investment opportunities within their current or future strategies.

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
Losses on our seed and co-investment capital could adversely impact our results of operations or financial condition.

Our support of our Affiliates extends to the commitment of seed and co-investment capital to launch new products and investment capital to financially support new growth initiatives. As of December 31, 2018, we have approximately $130 million committed to seed capital, which is currently invested in 26 products across seven different asset classes. We also provide co-investment capital (currently a $28.7 million portfolio) to support the formation of closed-end, long-term partnerships managed by our Affiliates. These fixed-life partnerships typically require us and/or the Affiliate or its employees to invest 1% to 3% of the product’s capital to align interests with those of their clients. The capital utilized in the seed and co-investment portfolios may be subject to liquidity constraints over certain time periods and is subject to market conditions. A decline in the value of our seed and co-investment capital may adversely impact our results of operations or financial condition.

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

Investments in non-U.S. markets and in securities of non-U.S. companies may involve foreign currency exchange risk, and tax, political, social and economic uncertainties, and a reduction in assets under management associated with investments in non-U.S. equities could have a disproportionately adverse impact on our results of operations.
A significant amount of our Affiliates’ assets under management is represented by strategies that invest in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively impact the account values and the investment returns of clients who are invested in these strategies, with a corresponding reduction in management fee income. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies could result in a decrease in the U.S. dollar value of assets under management that are denominated in non-U.S. currencies, which in turn would result in lower revenues.
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
In general, management fees for accounts that invest in non-U.S. equity markets, particularly emerging markets, are higher than those for accounts that invest in the domestic markets. Since 52% of our Affiliates’ total assets under management as of December 31, 2018 were invested in global, international and emerging markets equities, a significant reduction in assets under management associated with such investments could have a disproportionately adverse impact on our results of operations.
Our non-U.S. distribution initiatives may be unsuccessful, may expose us to other tax and regulatory risks and may not facilitate the growth of our business.
One of the primary opportunities for growth lies in expanding the geographic regions in which our Affiliates’ investment products and services are distributed. To assist our Affiliates in their non-U.S. distribution, we offer the assistance of our Global Distribution team. The success of these non-U.S. initiatives is therefore dependent upon the ability of our and our Affiliates’ teams to successfully partner in non-U.S. distribution efforts and to structure products that appeal to the global markets. The inability of the Global Distribution team and our Affiliates to successfully execute on their non-U.S. distribution plans may adversely impact the growth prospects of our Affiliates.
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
As of December 31, 2018, we have $393.3 million of long-term bonds outstanding, $0.0 million of debt outstanding under our revolving credit facility with third-party lenders and $0.0 million outstanding under our non-recourse seed capital facility. For additional information regarding our revolving credit facility, our non-recourse seed capital facility and our long-term bonds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Working Capital and Long-Term Debt.”
We may incur additional indebtedness in the future for a variety of business reasons, including in relation to our share repurchases, for seed or co-investment capital, or for other strategic reasons. We will be dependent on the cash flow generated from our Affiliates to service any indebtedness that is taken on by us.
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
In October 2014, we established an independent facility with third party lenders to facilitate the growth of our business. In July 2016 we issued an aggregate of $400 million of long-term bonds. Our ability to finance our operations through borrowing from our lenders under the credit facility or through future issuances of long-term bonds, and our ability to repay maturing obligations under our credit facility and long-term bonds, will be dependent in large part on the profitability of our Affiliates and our future operating performance. Any future inability to obtain financing on reasonable terms and with reasonable restrictions on the operation of our business could impair our liquidity, have a negative impact on our growth and that of our Affiliates and negatively impact our financial condition.
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
A U.K. exit from the European Union (“Brexit”) could adversely impact our business.
On June 23, 2016, U.K. citizens voted in a referendum to leave the European Union. Thereafter, on March 29, 2017, the U.K. formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Under the process for withdrawing from the EU contemplated in the Lisbon Treaty, the U.K. will remain a member state until a withdrawal agreement is entered into or, if later (and no extension is agreed), two years following notification of the U.K.’s intention to withdraw from the EU. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave although there is no certainty that the U.K. government will do so; instead the U.K. government may seek to negotiate a bespoke withdrawal right with the agreement of the remaining EU countries (the "EU 27"). The U.K. will remain a member state subject to EU law with privileges to provide services under the single market directives at least until March 29, 2019, potentially for longer. In late 2018 the U.K. and the EU27 reached an agreement governing the terms of the U.K.'s withdrawal from the EU including a transitional period from March 30, 2019 to December 31, 2020 during which the U.K. would continue to participate in the EU single market as before, U.K. regulated firms and funds would continue to benefit from passporting; obligations, consumer rights and protections derived from EU law would continue to apply. However, the withdrawal agreement must be ratified by the U.K. Parliament which it has to date refused to do.

The exit of the U.K. from the European Union and the uncertainty regarding the form and timing of such exit may have adverse effects on the U.K., European and worldwide economy, market conditions and lead to considerable uncertainty while new treaties are negotiated and contribute to currency exchange fluctuations that may result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. That said, an immaterial portion of our revenue is impacted by changes in value of the British pound. Any negative impact to overall investor confidence or instability in the global macroeconomic environment could have an adverse economic impact on our results of operations.

Certain of our subsidiaries are domiciled in the U.K. and authorized by the Financial Conduct Authority to carry on certain activity, such as investment management and distribution and currently benefit from non-discriminatory access to EU clients and infrastructure based on EU treaties and EU legislation, including cross-border "passporting" arrangements and specific arrangements for the establishment of EU branches. Depending on the outcome of the Brexit negotiations, companies with operations in the U.K. may face unfavorable business conditions to access the single market. An exit by the U.K. from the European Union could also cause our U.K. entities to lose their European Union financial services passport license, which allows them to operate, on a cross-border and off-shore basis, into all European Union countries without obtaining regulatory approval outside of the U.K., which would increase our legal, compliance and operational costs. We may choose to move some or all of its operations to the E.U. and the related costs and expenses could have a material adverse effect on our business, financial condition and operating results.

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
We and our Affiliates also are subject to the regulatory environments of the non-U.S. jurisdictions in which we and they operate, some of which also recently implemented or are in the process of implementing changes in regulations. In the U.K., certain of our Affiliates are subject to regulation by the Financial Conduct Authority, or FCA, which impose a comprehensive system of regulation on investment advisers and the manner in which we and they conduct our businesses. Additionally, as we are no longer included as part of OM plc’s group for consolidated supervision by the Prudential Regulation Authority, we are subject to consolidated supervision by the FCA as a result of our regulated Affiliates. Certain other of our Affiliates may be registered in jurisdictions outside of the United States and are subject to applicable regulation in those jurisdictions. We and our Affiliates are additionally subject to regulation relating to the offer and sale of financial products in each of the European Union countries in which we and they operate. The system of financial regulation outside the United States continues to develop and evolve and, as a result, the rules to which we and our Affiliates are subject (including rules relating to the remuneration of staff) are and will continue to be subject to change. As we execute on our growth strategy and continue to expand our distribution efforts into non-U.S. jurisdictions, including other member countries of the European Union, Latin America, the Middle East and Asian countries, our Affiliates may be required to register with additional foreign regulatory authorities or otherwise comply with non-U.S. rules and regulations that currently are not applicable to our businesses and with respect to which we may have limited or no compliance experience. Our lack of experience in complying with any such non-U.S. or non-English laws and regulations may increase our risk of becoming a party to litigation or subject to regulatory actions. Additionally, one or more of the jurisdictions in which we operate may require our shareholders to seek the approval of, or provide notice to, an applicable regulator before acquiring a substantial amount of our outstanding shares.
Developments in the regulatory environment in the U.S. may include heightened and additional examinations and inspections by regulators and the imposition of additional reporting and disclosure obligations. Regulators also may take a more aggressive posture on bringing enforcement proceedings which could result in fines, penalties and additional remedial activities.

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

Risks Related to Our Ownership Structure
Any sale of a controlling block of our voting securities could adversely impact our relationship with our Affiliates and their clients.
On November 18, 2018, HNA notified us that it has agreed to sell the substantial majority of its ordinary shares to Paulson & Co., Inc. (“Paulson”), which we refer to as the “Paulson Sale.” On February 25, 2019, the Paulson Sale was completed. After completion of the Paulson Sale, Paulson owns 21.7% of our ordinary shares and HNA does not own any of our ordinary shares.

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
If (i) the Paulson Sale, any prior sales by Old Mutual plc, any additional purchases of our ordinary shares by Paulson subsequent to the Paulson Sale or any future acquisition of a block of our voting securities by a third party, separately or together, were deemed an “assignment” of the underlying investment advisory and subadvisory agreements between our Affiliates (or their subsidiaries) and their clients under the Advisers Act and Investment Company Act and (ii) non-registered investment company clients do not consent to the assignment and/or registered investment company clients do not enter into new advisory agreements, our results of operations could be materially and adversely affected. In addition, current clients, prospective clients and consultants may be reluctant to commit to make new or additional investments with our Affiliates, or invest in funds sponsored or sub-advised by our Affiliates, for some period of time following the Paulson Sale, or any other sale, which may adversely affect our results of operations.
Paulson has meaningful ability to influence our business.
As of February 25, 2019, Paulson owns 21.7% of our ordinary shares. This concentration of ownership may have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our ordinary shares. It also may make it difficult for other shareholders to replace management and may adversely impact the trading price of our ordinary shares because investors often perceive disadvantages in owning ordinary shares in companies with significant shareholders. Additionally, Paulson has the right to appoint two directors so long as Paulson holds at least 20% of our outstanding ordinary shares and has the right to appoint one director so long as Paulson holds at least 7% of our outstanding ordinary shares. Paulson also has the right to transfer these appointment rights to a transferee that acquires from Paulson the foregoing percentages of our ordinary shares, at which point such unknown third party may have a meaningful ability to influence our business.
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

Risks Related to Our Tax Matters
The Internal Revenue Service, or the IRS, may not agree to treat BSIG as a foreign corporation for U.S. federal tax purposes and Section 7874 of the Code could limit our ability to use our U.S. tax attributes.
Although BSIG is incorporated in England and Wales, which are part of the U.K., the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to section 7874 of the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because BSIG is a U.K.-incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. We have taken and continue to take the position that, following certain restructuring transactions made prior to the Offering, OMGUK should be treated as owning less than 80% of our ordinary shares after the Reorganization and that, therefore, BSIG should be treated as a foreign corporation for U.S. federal income tax purposes, although no assurances can be given in this regard. If BSIG were to be treated as a U.S. corporation, income it earned would become subject to U.S. taxation, and the gross amount of any dividend payments to its non-U.S. shareholders could be subject to 30% U.S. withholding tax, depending on the application of any income tax treaty that might apply to reduce the withholding tax.
Section 7874 of the Code can also limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. We have taken and continue to take the position that BSUS should not be subject to the limitations described above, although no assurances can be offered in this regard. If such limitations were to apply, the U.S. consolidated group that includes BSUS would owe potentially more U.S. tax due to the inability to utilize these tax attributes.
Changes to Section 7874 of the Code or the U.S. Treasury regulations promulgated thereunder or future IRS guidance could affect BSIG’s status as a foreign corporation for U.S. federal tax purposes, and any such changes or future IRS guidance could have prospective or retroactive application.

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
We cannot provide any assurances as to what our tax rate will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties and regulations. Our actual global tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K., the U.S. and other jurisdictions could change in the future, and such changes could cause a material change in our tax rate.
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

Risks Related to Investing in our Ordinary Shares
The expected benefits of the planned Redomestication may not be realized.
On November 1, 2018, we announced our expectation to redomicile to the United States in order to streamline our organizational structure, which we expect to be completed in 2019. The redomicile will allow the Company to provide improved clarity to shareholders related to governance, legal and regulatory structures. Implementation of the redomicile will require a shareholder vote. There can be no assurance that the redomicile will be completed. Further, if the redomicile is completed, there can be no assurance that all of the anticipated benefits of the redomicile will be achieved, particularly as the achievement of the benefits are subject to factors that we do not and cannot control.
Our efforts to raise capital could be dilutive to our ordinary shareholders and could cause our share price to decline.
If we raise additional funds by issuing additional ordinary shares, dilution to our shareholders could result. If we raise additional funds by issuing additional debt securities, these additional debt securities may have rights, preferences and privileges senior to those of holders of our ordinary shares, and the terms of the additional debt securities issued could impose significant restrictions on our operations. A failure to obtain adequate funds may affect our ability to accelerate the organic growth of our Affiliates and increase shareholder value, and may have a material adverse effect on our business and financial condition.
Future sales of our ordinary shares by us, Paulson or other shareholders could cause our share price to decline.
If we, Paulson or other shareholders sell, or indicate an intention to sell, or there is a perception that they might sell substantial amounts of our ordinary shares in the public market, the trading price of our ordinary shares could decline below the current trading level.
Sales by Paulson or other shareholders or the possibility that these sales may occur also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
We cannot predict the size of future issuances or sales of our ordinary shares or the effect, if any, that future issuances and sales of our ordinary shares may have on the market price of our ordinary shares. Sales or distributions of substantial amounts of our ordinary shares, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our ordinary shares to decline.
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
We are incorporated under the laws of England and Wales. As a result, it may be difficult for you to serve legal process on us. There is no treaty between the U.S. and England and Wales providing for reciprocal recognition and enforcement of judgments of U.S. courts in civil and commercial matters.  The U.S. and the U.K. are both parties to the New York Convention on the Recognition and Enforcement of Foreign Arbitral Awards: 1958. In civil and commercial matters, a final judgment for payment obtained in a U.S. federal or state court will not automatically be recognized or enforced in England and Wales.  In order to enforce any such U.S. judgments, the claimant will be required to initiate English proceedings for the debt created by the foreign judgment before a competent court in England and Wales, or an English Court.
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
Certain provisions of English law and our articles of association (as currently in effect) may have the effect of delaying or preventing a change in control of us or changes in our management. For example, English law and our articles of association include provisions that:

•	require super majority voting for certain business combinations and other material transactions;

•
establish an advance notice procedure for shareholder approvals to be brought before our annual general meeting of our shareholders, including proposed nominations of persons for election to our Board of Directors; and

•
provide that if the number of directors is reduced below the minimum number fixed in accordance with the articles of association of our Company, the remaining Board of Directors may act for the purpose of filling vacancies in their number or of calling a general meeting of our Company, but for no other purpose

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. In addition, these provisions may adversely affect the market price of our ordinary shares or inhibit fluctuations in the market price of our ordinary shares that could otherwise result from actual or rumored takeover attempts. We expect that, following the redomestication, our certificate of incorporation will contain similar provisions.
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
In the case of certain increases in our issued share capital, under English law, existing holders of shares are entitled to pre-emption rights to subscribe for such shares, unless shareholders dis-apply such rights by a special resolution at a shareholders’ meeting. These pre-emption rights were dis-applied by our shareholder prior to our initial public offering and we shall propose equivalent resolutions in the future once the initial period of dis-application has expired. However, Paulson has pre-emption rights, subject to certain exceptions, until it ceases to own at least 7% of our outstanding ordinary shares. In any event, U.S. holders of ordinary shares in U.K. companies are customarily excluded from exercising any such pre-emption rights they may have, unless a registration statement under the Securities Act of 1933, as amended, or the Securities Act, is effective with respect to those rights, or an exemption from the registration requirements thereunder is available. We cannot assure U.S. investors that any exemption from the registration requirements of the Securities Act or applicable non-U.S. securities laws would be available to enable U.S. or other non-U.K. holders to exercise such pre-emption rights or, if available, that we will utilize any such exemption. We expect that, following the redomestication, our shareholders will no longer have pre-emptive rights.

Item 1B.    Unresolved Staff Comments.
There are no unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.    Properties.
Our principal executive offices are located at Ground Floor, Millennium Bridge House, 2 Lambeth Hill, London EC4V 4GG, United Kingdom. Our principal office in the U.S. is located at 200 Clarendon Street, 53rd Floor, Boston, Massachusetts 02116. In Boston, we lease 37,946 square feet under a lease that expires on December 31, 2021. Each Affiliate has its own primary office where core investment management activities take place. Primary Affiliate-leased locations include Boston, MA; Dallas, TX; Baltimore, MD; Portland, OR; and Richmond, VA, as well as an owned property in Simsbury, CT. In addition, both we and several of our Affiliates have leased secondary offices to help support research, distribution and/or client servicing. Key locations for secondary offices include (but are not limited to) Hong Kong and Singapore. We believe existing facilities are appropriate in size, location and functionality to meet current and future business requirements.

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Ordinary Shares
Our ordinary shares are traded on the New York Stock Exchange under the symbol “BSIG.”

Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets out information regarding purchases of equity securities by the Company for the three months ended December 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
October 1-31, 2018	—	$—	—	$526.1
November 1-30, 2018	—	—	—	526.1
December 1-31, 2018	1,188,200	10.49	1,188,200	513.6
Total	1,188,200	$10.49	1,188,200

(1)
On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, our Board of Directors approved an amendment to the existing repurchase contract, to permit us to repurchase our ordinary shares, from time to time, up to an aggregate limit of $600.0 million of ordinary shares. This amendment was subsequently approved by our shareholders on June 19, 2018. We repurchased 1,188,200 ordinary shares with an aggregate purchase price of $12.5 million under this program during the three months ended December 31, 2018. As of December 31, 2018, $513.6 million remained available to repurchase shares under the open market share repurchase program. The open market share repurchase program expires on June 19, 2023.

Financial performance graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of BSIG under the Securities Act.
The following graph compares the cumulative shareholder return on our ordinary shares from October 8, 2014, the date of our initial public offering, through December 31, 2018, with the cumulative total return, during the same period, of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Financial Sector Index and a peer group comprised of AllianceBernstein Holding L.P., Affiliated Managers Group, Inc., Artisan Partners Asset Management Inc., Cohen & Steers, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., Invesco Ltd., Legg Mason, Inc., T. Rowe Price Group, Inc., and Virtus Investment Partners, Inc.

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

	Years ended December 31,
($ in millions, except per share data as noted)	2018	2017	2016	2015	2014
U.S. GAAP Statement of Operations Data(1):
Management fees(2)	$905.0	$858.0	$659.9	$637.2	$569.7
Performance fees	9.8	26.5	2.6	61.8	34.3
Other revenues	9.6	1.2	0.9	0.3	1.6
Consolidated Funds’ revenue(2)	3.8	1.7	0.1	—	450.7
Total Revenue(2)	$928.2	$887.4	$663.5	$699.3	$1,056.3
Net income before tax from continuing operations attributable to controlling interests(3)	$141.3	$137.1	$161.0	$201.3	$68.1
Net income from continuing operations attributable to controlling interests(2)(3)	136.3	4.3	120.2	154.7	55.3
Net income (loss) from continuing operations(2)	130.2	9.2	120.0	154.7	(45.0)
U.S. GAAP operating margin(2)(4)	9%	8%	23%	27%	(6)%
U.S. GAAP basic earnings per share from continuing operations attributable to controlling interests	$1.27	$0.04	$0.98	$1.28	$0.46
U.S. GAAP diluted earnings per share from continuing operations attributable to controlling interests	$1.26	$0.04	$0.98	$1.28	$0.46

	Years ended December 31,
($ in millions, unless otherwise noted)	2018	2017	2016	2015	2014
Non-GAAP Data:
Economic net income(5)(6):
Management fees	$905.0	$858.0	$659.9	$637.2	$589.9
Performance fees	9.8	26.5	2.6	13.7	34.3
Other revenues	4.3	16.2	16.0	13.0	11.2
Total ENI revenue	$919.1	$900.7	$678.5	$663.9	$635.4
Pre-tax economic net income	$262.5	$251.3	$190.7	$203.5	$204.1
Economic net income, excluding non-recurring performance fee(6)	199.8	180.9	145.1	149.7	151.3
ENI operating margin(7)	38%	38%	35%	37%	39%
ENI earnings per share, excluding non-recurring performance fee, diluted(6)	1.86	1.62	1.21	1.24	1.26
Other Operational Information(8):
Assets under management at period end (in billions)	$206.3	$243.0	$240.4	$212.4	$220.0
Net client cash flows (in billions)	(10.5)	(6.0)	(1.6)	(5.1)	9.5
Annualized revenue impact of net flows (in millions)(9)	(3.8)	32.9	11.0	18.9	54.5

	Years ended December 31,
($ in millions)	2018	2017	2016	2015	2014
U.S. GAAP Balance Sheet Data:
Total assets(10)	$1,553.7	$1,491.7	$1,294.3	$1,014.1	$7,772.9
Total assets attributable to controlling interests	1,467.6	1,386.7	1,283.0	1,014.1	993.2
Total borrowings and debt(10)	393.3	426.3	392.3	90.0	4,309.9
Total borrowings and debt attributable to controlling interests	393.3	426.3	392.3	90.0	214.0
Total liabilities(10)	1,377.6	1,320.4	1,123.8	848.2	5,215.5
Total liabilities attributable to controlling interests	1,362.7	1,309.9	1,118.0	848.2	956.7

Total Equity(10)	$176.1	$171.3	$170.5	$165.9	$2,557.4
Redeemable non-controlling interests in consolidated Funds(2)	(41.9)	(44.0)	(5.5)	—	(61.9)
Non-controlling interests in consolidated Funds(2)	(29.3)	(50.6)	—	—	(2,459.0)
Non-controlling interests	(1.6)	(1.3)	(1.0)	—	—
Shareholders’ equity	$103.3	$75.4	$164.0	$165.9	$36.5

(1)
The U.S. GAAP Statement of Operations Data above has been presented on a continuing operations basis. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our results of operations, including discontinued operations, and a reconciliation to the results from continuing operations.

(2)
Statement of operations data presented in accordance with U.S. GAAP include the results of consolidated Funds managed by our Affiliates where it has been determined these entities are controlled by our Company. The effects of consolidating these entities include reductions in management fee revenue of $20.2 million for the year ended December 31, 2014, with offsetting increases in the results of consolidated Funds. There was no management fee elimination associated with Funds consolidation in 2015 through 2018. The net income from continuing operations presented as attributable to controlling interests exclude the income or loss directly attributable to third-party Fund investors, and represent the net amounts attributable to our shareholders. In the first quarter of 2015, we adopted Accounting Standard Update 2015-02, Consolidation: Amendments to the Consolidation Analysis, or ASU 2015-02, which resulted in the de-consolidation of all Funds previously consolidated as of December 31, 2014. For the years ended December 31, 2016, 2017 and 2018, as a result of the purchase or deployment of seed capital investments, we consolidated certain Funds.

(3)
The following table reconciles our net income attributable to controlling interests to our net income from continuing operations attributable to controlling interests and our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2018	2017	2016
Net income attributable to controlling interests	$136.4	$4.2	$126.4
Exclude: Loss (profit) on disposal of discontinued operations attributable to controlling interests	(0.1)	0.1	(6.2)
Net income from continuing operations attributable to controlling interests	136.3	4.3	120.2
Add: Income tax expense	5.0	132.8	40.8
Pre-tax income from continuing operations attributable to controlling interests	$141.3	$137.1	$161.0

(4)
U.S. GAAP operating margin equals operating income (loss) from continuing operations divided by total revenue. Excluding the effect of Funds consolidation, our U.S. GAAP operating margin would be 9% for the year ended December 31, 2018, 8% for the year ended December 31, 2017, 23% for the year ended December 31, 2016, 27% for the year ended December 31, 2015 and 17% for the year ended December 31, 2014.

(5)
Economic net income, including a reconciliation to U.S. GAAP net income attributable to controlling interests, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income.” Pre-tax and post-tax ENI are presented after Affiliate key employee distributions. These measures are conceptually equivalent to net income before tax from continuing operations attributable to controlling interests and net income from continuing operations attributable to controlling interests, respectively.

(6)
In the second quarter of 2015, we recorded a non-recurring performance fee of $11.4 million, net of associated expenses and taxes. While all performance fees fall within BSIG’s definition of economic net income, we believe that the unique characteristics of this fee, including its size and the extraordinary investment performance of the underlying product, make it unrepresentative of our recurring economics. We have therefore presented our economic net income with this non-recurring performance fee excluded from revenue and expenses. This presentation provides a more comparative view across reporting periods of the line items which make up ENI revenue and expense. Unless explicitly noted, the revenue, expense and key metrics herein exclude the impact of the non-recurring performance fee. Including the non-recurring performance fee in 2015, economic net income was $161.1 million and diluted economic net income per share was $1.34.

(7)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Performance Measure—Economic Net Income.”

(8)
On August 2, 2017, we entered into a non-binding term sheet to sell our stake in Heitman LLC to Heitman’s management. Pursuant to this term sheet, we entered into a redemption agreement on November 17, 2017. Heitman stopped contributing to our financial results of operations as of November 30, 2017 and the transaction closed on January 5, 2018. We have broken the Heitman AUM and flows out of our AUM reporting as of July 1, 2017, in order to give the reader a better perspective of the ongoing business following the closing of this transaction. Unless specifically noted, flow information includes flows from Heitman for the first half of 2017, but excludes it thereafter, and AUM data at December 31, 2017 and thereafter excludes the Heitman AUM.

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

(10)
Balance sheet data presented in accordance with U.S. GAAP for the years 2014, 2015, 2016, 2017 and 2018 include the results of Funds managed by our Affiliates where it has been determined these entities are controlled by our Company. Consolidated assets and liabilities of these entities that are attributable to third-party investors, or non-controlling interests, have the effect of increasing our consolidated assets and liabilities. The net assets and liabilities presented as attributable to controlling interests exclude the portions directly attributable to these third-party investors, and represent the net amounts attributable to our shareholders. Similarly, Shareholders’ equity represents our net assets after excluding net assets directly attributable to these third-party investors.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “BrightSphere” or “BSIG” refer to BrightSphere Investment Group plc, references to the “Company” refer to BSIG, and references to “we,” “our” and “us” refer to BSIG and its consolidated subsidiaries and equity-accounted Affiliates, excluding discontinued operations. References to the holding company or “Center” excluding the Affiliates refer to BrightSphere Inc., or BSUS, a Delaware corporation and indirect, wholly owned subsidiary of BSIG. Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “Affiliates” or an “Affiliate” refer to the asset management firms in which we have an ownership interest. References in this Annual Report on Form 10-K to “OM plc” refer to Old Mutual plc, our former parent. None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any of our Affiliates’ products or services, nor is any such information a recommendation for any of our Affiliates’ products or services.
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

•
U.S. GAAP Results of Operations for the years ended December 31, 2018, 2017, and 2016 includes an explanation of changes in our U.S. GAAP revenue, expense, and other items over the last three years as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure—Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income and ENI for the years ended December 31, 2018, 2017, and 2016, as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key Non-GAAP operating metrics and a calculation of tax on economic net income.

•
Capital Resources and Liquidity discusses our key balance sheet data. This section discusses Cash Flows from the business; Working Capital and Long-Term Debt; Adjusted EBITDA; Future Capital Needs; and Commitments, Contingencies and Off-Balance Sheet Obligations. The discussion of Adjusted EBITDA includes an explanation of how we calculate Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income attributable to controlling interests.

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

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $44.3 billion, or 22% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which BSIG participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year-basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.
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

The diagram below provides an illustrative example of how the profit-sharing model would work initially and over time if the affiliate grew its revenue and profits. In this example, the employees’ variable compensation has been contractually set at 30% of earnings before variable compensation, and the earnings after variable compensation are split 60% to BSUS and 40% to the affiliate key employees. Revenue initially equals $200 and operating expenses equal $100. Therefore, earnings before variable compensation equal $100 and the contractual bonus pool (variable compensation) equals $30. The owners split the $70 profit after variable compensation, with BSUS receiving $42, or 60%, and the Affiliate key employees receiving $28, or 40%. Including both the contractual employee bonus pool and the key employees’ share of profit, the employees receive $58, or 58% of profit before variable compensation. Employee equity is valued at a fixed multiple of this $28 share of profits, so employees have transparency into both their earning potential in any year from the bonus pool and share of profits, as well as the current value of their equity and the long-term potential to realize value from its growth. In this structure, key employees who are managing their business have incentives to manage for profit, but also to manage the business prudently, in the interest of their clients, and invest for growth, since they will benefit over the long term as both employees and equity holders. In this way, each Affiliate is aligned with BSUS and the public shareholders to generate profits and growth over time.
Illustrative Structure: Profit-Sharing Economics
Figures in parenthesis indicate impact of model after five years if revenue and pre-bonus operating expenses grew 15% and 7% annually, respectively.
The alignment of interests is even clearer if we consider the impact of growth on the profit-sharing model. The numbers in parenthesis in the diagram represent the financial results of the illustrative business in five years, assuming revenue has grown at 15% annually and operating expenses have grown at 7% annually. With revenue of $400 and operating expenses of $140, profit before variable compensation has now increased to $260, representing an annual growth rate of 21%. The 30% contractual bonus pool of $78 has also grown 21% annually, as has BSUS’s 60% share of profits, which equals $109, and the affiliate’s 40% share of profits, which equals $73. From this example, it is clear that as profit in the affiliate’s business grows and the operating margin increases, both of the stakeholders—BSUS and the key employees—are benefiting in a proportionate way. This means that both parties are aligned to invest in the business by hiring new investment professionals, developing new products, or establishing new distribution channels. We believe this investment in turn benefits clients and should generate growth over time.

The alternative structure common in the industry is the revenue share model. In the revenue share model, the affiliate’s revenue is typically divided into two fixed percentages—the operating allocation and the owners’ allocation. All operating expenses of the business, including employee bonuses, must be covered by the operating allocation. The owners’ allocation can be owned entirely by the multi-boutique owner or ownership can be divided between the multi-boutique owner and the affiliate’s key employees. In either case, the multi-boutique owner effectively owns a fixed percentage of the affiliates’ revenue, which typically does not change as the business grows. While the initial economics of the profit share model and the revenue share model can be similar, over time the economic split and incentive structure can be quite different, leading to less alignment between the affiliate and the multi-boutique owner. The multi-boutique owner’s share of profits grows in line with revenue, while any operating leverage in the business is retained entirely by the affiliate’s employees. Likewise, new costs and investments to drive growth are borne entirely by the affiliate employees, while the revenue generated by these investments is shared with the multi-boutique owner. While the revenue share structure has been successfully implemented by a number of our peers who have a more autonomous strategy, for BSIG, which emphasizes collaborative engagement and joint investment with our Affiliates, the alignment of the profit-sharing model is mutually reinforcing with our overall growth strategy and operating philosophy.
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
ENI differs from net income determined in accordance with U.S. GAAP as a result of both the reclassification of certain income statement items and the exclusion of certain non-cash or non-recurring income statement items. In particular, ENI excludes non-cash charges representing the changes in the value of Affiliate equity and profit interests held by Affiliate key employees, the results of discontinued operations which are no longer part of our business, restructuring costs and that portion of consolidated Funds which are not attributable to our shareholders. ENI is also adjusted for amortization of acquisition-related contingent consideration and pre-acquisition retained equity with service components.
ENI revenue is primarily comprised of the fee revenues paid to us by our clients for our advisory services and earnings from our equity-accounted Affiliates. Revenue included within ENI differs from U.S. GAAP revenue in that it excludes amounts from consolidated Funds which are not attributable to our shareholders, it excludes reimbursement of certain costs we paid on behalf of our customers and it includes our share of earnings from equity-accounted Affiliates.
ENI expenses are calculated to reflect all usual expenses from ongoing continuing operations attributable to our shareholders. Expenses included within ENI differ from U.S. GAAP expenses in that they exclude amounts from consolidated Funds which are not attributable to our shareholders, revaluations of Affiliate key employee owned equity and profit interests, amortization and impairment of acquired intangibles and other acquisition-related items, costs we paid on behalf of our customers which were subsequently reimbursed and certain other non-cash expenses.
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

Summary Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2018, 2017, and 2016:

	Years ended December 31,			Increase (Decrease)
($ in millions, unless otherwise noted)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
U.S. GAAP Basis
Revenue	$928.2	$887.4	$663.5	$40.8	$223.9
Pre-tax income from continuing operations attributable to controlling interests	141.3	137.1	161.0	4.2	(23.9)
Net income from continuing operations attributable to controlling interests	136.3	4.3	120.2	132.0	(115.9)
Net income attributable to controlling interests	136.4	4.2	126.4	132.2	(122.2)
U.S. GAAP operating margin(1)	9%	8%	23%	103 bps	(1545) bps
Earnings per share, basic ($)	$1.27	$0.04	$1.05	$1.23	$(1.01)
Earnings per share, diluted ($)	1.26	0.04	1.05	$1.22	$(1.01)
Basic shares outstanding (in millions)	107.4	110.7	119.2	(3.3)	(8.5)
Diluted shares outstanding (in millions)	107.6	111.4	119.5	(3.8)	(8.1)
Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$919.1	$900.7	$678.5	$18.4	$222.2
Pre-tax economic net income(5)	262.5	251.3	190.7	11.2	60.6
ENI operating margin(6)	38%	38%	35%	27 bps	261 bps
Adjusted EBITDA	$290.6	$281.9	$208.5	$8.7	$73.4
Economic net income(5)	199.8	180.9	145.1	18.9	35.8
ENI diluted EPS ($)	$1.86	$1.62	$1.21	$0.24	$0.41
Other Operational Information(7)
Assets under management (AUM) at year end (in billions)	$206.3	$243.0	$240.4	$(36.7)	$2.6
Net client cash flows (in billions)	(10.5)	(6.0)	(1.6)	(4.5)	(4.4)
Annualized revenue impact of net flows (in millions)(8)	(3.8)	32.9	11.0	(36.7)	21.9

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measures—Economic Net Income.”

(3)
Excludes restructuring charges associated with the 2018 CEO transition amounting to $4.8 million ($3.6 million after taxes) for the year ended December 31, 2018. Excludes restructuring charges associated with the 2017 CEO transition amounting to $9.8 million ($5.7 million after taxes) and $1.0 million related to the Heitman transaction ($0.6 million after taxes) for the year ended December 31, 2017.

(4)	ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.

(5)	Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.

(6)
ENI operating margin is a non-GAAP efficiency measure, calculated based on ENI operating earnings divided by ENI revenue. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds) of 9% for the year ended December 31, 2018, 8% for the year ended December 31, 2017 and 23% for the year ended December 31, 2016.

(7)
As previously disclosed, in August 2017 we entered into an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate, to Heitman’s management for cash consideration totaling $110 million. Operational information (including AUM and flows data) excludes Heitman for periods beginning in the third quarter of 2017 (Heitman remained in operational information for the first half of 2017).

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

Assets Under Management
In August 2017, we entered into an agreement to sell our stake in Heitman LLC, a real estate manager and former Affiliate, to Heitman’s management for cash consideration totaling $110 million. Unless specifically noted, flow information includes flows from Heitman for the first half of 2017, but excludes it thereafter, and AUM data at December 31, 2017 and thereafter excludes the Heitman AUM.
Our total assets under management as of December 31, 2018 were $206.3 billion. The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	December 31, 2018	December 31, 2017	December 31, 2016
Acadian Asset Management	$86.2	$97.7	$75.0
Barrow, Hanley, Mewhinney & Strauss	72.0	91.7	92.3
Campbell Global	4.6	5.3	5.2
Copper Rock Capital Partners	4.0	6.4	5.1
Investment Counselors of Maryland	1.8	2.1	2.0
Landmark Partners	17.8	14.8	9.7
Thompson, Siegel & Walmsley	19.9	25.0	19.9
Total assets under management of current Affiliates	206.3	243.0	209.2
Heitman	n/a	n/a	31.2
Total assets under management*	$206.3	$243.0	$240.4

* Reported AUM.
n/a Not an Affiliate as of the date indicated
Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of real estate, timberland investments, secondary Funds and other alternative investments.

The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	December 31, 2018	December 31, 2017	December 31, 2016
U.S. equity, small/smid cap value	$5.1	$7.6	$7.9
U.S. equity, mid cap value	9.6	13.0	11.3
U.S. equity, large cap value	45.2	57.8	59.2
U.S. equity, core/blend	2.7	2.8	3.6
Total U.S. equity	62.6	81.2	82.0
Global equity	34.4	40.3	32.3
International equity	46.4	55.5	42.5
Emerging markets equity	26.0	30.4	21.6
Total global/non-U.S. equity	106.8	126.2	96.4
Fixed income	13.1	13.5	13.9
Alternatives(1)	23.8	22.1	48.1
Total assets under management	$206.3	$243.0	$240.4

(1)	Reflects the removal of Heitman in the third quarter of 2017.
The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	December 31, 2018		December 31, 2017		December 31, 2016
	AUM	% of total	AUM	% of total	AUM	% of total
Sub-advisory	$61.3	29.7%	$80.1	33.0%	$75.9	31.6%
Corporate / Union	36.4	17.6%	45.1	18.5%	48.2	20.0%
Public / Government	63.9	31.0%	70.2	28.9%	78.8	32.8%
Endowment / Foundation	4.5	2.2%	4.9	2.0%	4.8	2.0%
OM plc Group	2.1	1.0%	2.6	1.1%	3.5	1.5%
Commingled Trust/UCITS	28.2	13.7%	29.1	12.0%	18.8	7.8%
Mutual Fund	2.0	1.0%	2.0	0.8%	1.8	0.7%
Other	7.9	3.8%	9.0	3.7%	8.6	3.6%
Total assets under management	$206.3		$243.0		$240.4
The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	December 31, 2018		December 31, 2017		December 31, 2016
	AUM	% of total	AUM	% of total	AUM	% of total
U.S.	$156.8	76.0%	$190.1	78.2%	$191.6	79.7%
Europe	17.3	8.4%	19.5	8.0%	16.8	7.0%
Asia	10.4	5.0%	10.4	4.3%	12.5	5.2%
Middle East	0.2	0.1%	0.2	0.1%	0.1	—%
Australia	9.2	4.5%	8.8	3.6%	7.8	3.3%
Other	12.4	6.0%	14.0	5.8%	11.6	4.8%
Total assets under management	$206.3		$243.0		$240.4

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

The following table summarizes our asset flows and market appreciation (depreciation) by asset class for each of the periods indicated:

($ in billions)	Years ended December 31,
	2018	2017	2016
U.S. equity
Beginning balance	$81.2	$82.0	$76.9
Gross inflows	3.7	4.9	7.9
Gross outflows	(15.4)	(16.4)	(14.3)
Net flows	(11.7)	(11.5)	(6.4)
Market appreciation (depreciation)	(6.9)	10.7	11.0
Other(1)	—	—	0.5
Ending balance	$62.6	$81.2	$82.0
Average AUM	$75.5	$81.1	$78.3
Average AUM of consolidated Affiliates	73.4	79.1	76.5

Global / non-U.S. equity
Beginning balance	$126.2	$96.4	$84.8
Gross inflows	15.9	17.0	14.1
Gross outflows	(18.0)	(16.0)	(9.6)
Net flows	(2.1)	1.0	4.5
Market appreciation (depreciation)	(17.3)	28.8	6.7
Other(1)	—	—	0.4
Ending balance	$106.8	$126.2	$96.4
Average AUM(2)	$122.8	$113.1	$90.0

Fixed income
Beginning balance	$13.5	$13.9	$13.8
Gross inflows	1.9	1.4	1.2
Gross outflows	(1.9)	(2.7)	(2.1)
Net flows	—	(1.3)	(0.9)
Market appreciation (depreciation)	(0.4)	0.9	1.0
Other	—	—	—
Ending balance	$13.1	$13.5	$13.9
Average AUM(2)	$13.5	$13.4	$14.1

Alternatives(3)
Beginning balance	$22.1	$48.1	$36.9
Acquisition (removal) of Affiliates	—	(32.4)	8.8
Gross inflows	6.1	7.7	6.7
Gross outflows	(0.9)	(1.1)	(1.6)
Hard asset disposals	(1.9)	(0.8)	(3.9)
Net flows	3.3	5.8	1.2
Market appreciation	—	0.6	2.0
Other(1)	(1.6)	—	(0.8)
Ending balance	$23.8	$22.1	$48.1
Average AUM	$23.1	$33.7	$40.7
Average AUM of consolidated Affiliates	23.1	19.2	10.2

Total(3)
Beginning balance	$243.0	$240.4	$212.4
Acquisition (removal) of Affiliates	—	(32.4)	8.8
Gross inflows	27.6	31.0	29.9
Gross outflows	(36.2)	(36.2)	(27.6)
Hard asset disposals	(1.9)	(0.8)	(3.9)
Net flows	(10.5)	(6.0)	(1.6)
Market appreciation (depreciation)	(24.6)	41.0	20.7
Other(1)	(1.6)	—	0.1
Ending balance	$206.3	$243.0	$240.4
Average AUM	$234.9	$241.3	$223.1
Average AUM of consolidated Affiliates	232.8	224.8	190.8

Annualized basis points: inflows(3)	47.8	51.3	41.9
Annualized basis points: outflows(3)	35.6	34.1	36.3
Annualized revenue impact of net flows (in millions)	$(3.8)	$32.9	$11.0

(1)
“Other” in 2018 primarily relates to the declines in billable AUM, as a legacy alternative fund transitioned from billing based on committed AUM to net asset value. “Other” in 2016 reflects the standardization of AUM definitions across Affiliates and mandates and the revaluation of certain hard assets.

(2)	Average AUM equals average AUM of consolidated Affiliates.

(3)
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

iii.	Retail / other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.
The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Years ended December 31,
	2018	2017(1)	2016
Sub-advisory
Beginning balance	$80.1	$75.9	$69.0
Acquisition (removal) of Affiliates	—	(3.0)
Gross inflows	5.8	8.7	11.2
Gross outflows	(17.1)	(14.2)	(12.3)
Net flows	(11.3)	(5.5)	(1.1)
Market appreciation (depreciation)	(7.5)	12.7	7.7
Other(2)	—	—	0.3
Ending balance	$61.3	$80.1	$75.9

Institutional
Beginning balance	$151.9	$154.1	$133.8
Acquisition (removal) of Affiliates	—	(29.0)	8.6
Gross inflows	20.1	20.6	16.9
Gross outflows	(17.3)	(20.0)	(12.4)
Hard asset disposals	(1.9)	(0.8)	(3.9)
Net flows	0.9	(0.2)	0.6
Market appreciation (depreciation)	(16.1)	27.0	11.7
Other(2)	(1.6)	—	(0.6)
Ending balance	$135.1	$151.9	$154.1

Retail / Other
Beginning balance	$11.0	$10.4	$9.6
Acquisition (removal) of Affiliates	—	(0.4)	0.2
Gross inflows	1.7	1.7	1.8
Gross outflows	(1.8)	(2.0)	(2.9)
Net flows	(0.1)	(0.3)	(1.1)
Market appreciation (depreciation)	(1.0)	1.3	1.3
Other(2)	—	—	0.4
Ending balance	$9.9	$11.0	$10.4

Total
Beginning balance	$243.0	$240.4	$212.4
Acquisition (removal) of Affiliates	—	(32.4)	8.8
Gross inflows	27.6	31.0	29.9
Gross outflows	(36.2)	(36.2)	(27.6)
Hard asset disposals	(1.9)	(0.8)	(3.9)
Net flows	(10.5)	(6.0)	(1.6)
Market appreciation (depreciation)	(24.6)	41.0	20.7
Other(2)	(1.6)	—	0.1
Ending balance	$206.3	$243.0	$240.4

(1)	Reflects the removal of Heitman beginning in the third quarter of 2017.

(2)
“Other” in 2018 primarily relates to the declines in billable AUM, as a legacy alternative fund transitioned from billing based on committed AUM to net asset value. “Other” in 2016 reflects the standardization of AUM definitions across Affiliates and mandates and the revaluation of certain hard assets.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.

The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Years ended December 31,
	2018	2017(1)	2016
U.S.
Beginning balance	$190.1	$191.6	$171.8
Acquisition (removal) of Affiliates	—	(25.5)	7.4
Gross inflows	18.8	22.5	21.2
Gross outflows	(29.8)	(29.0)	(23.1)
Hard asset disposals	(1.6)	(0.5)	(2.7)
Net flows	(12.6)	(7.0)	(4.6)
Market appreciation (depreciation)	(19.3)	31.0	16.9
Other(2)	(1.4)	—	0.1
Ending balance	$156.8	$190.1	$191.6

Non-U.S.
Beginning balance	$52.9	$48.8	$40.6
Acquisition (removal) of Affiliates	—	(6.9)	1.4
Gross inflows	8.8	8.5	8.7
Gross outflows	(6.4)	(7.2)	(4.5)
Hard asset disposals	(0.3)	(0.3)	(1.2)
Net flows	2.1	1.0	3.0
Market appreciation (depreciation)	(5.3)	10.0	3.8
Other(2)	(0.2)	—	—
Ending balance	$49.5	$52.9	$48.8

Total
Beginning balance	$243.0	$240.4	$212.4
Acquisition (removal) of Affiliates	—	(32.4)	8.8
Gross inflows	27.6	31.0	29.9
Gross outflows	(36.2)	(36.2)	(27.6)
Hard asset disposals	(1.9)	(0.8)	(3.9)
Net flows	(10.5)	(6.0)	(1.6)
Market appreciation (depreciation)	(24.6)	41.0	20.7
Other(2)	(1.6)	—	0.1
Ending balance	$206.3	$243.0	$240.4

(1)	Reflects the removal of Heitman beginning in the third quarter of 2017.

(2)
“Other” in 2018 primarily relates to the declines in billable AUM, as a legacy alternative fund transitioned from billing based on committed AUM to net asset value. “Other” in 2016 reflects the standardization of AUM definitions across Affiliates and mandates and the revaluation of certain hard assets.

At December 31, 2018, our total assets under management were $206.3 billion, a decrease of $(36.7) billion or (15.1)% compared to $243.0 billion at December 31, 2017. The assets under management at December 31, 2017 represented an increase of $2.6 billion or 1.1% compared to $240.4 billion at December 31, 2016.  The change in assets under management during the year ended December 31, 2018 reflects net market depreciation of $(24.6) billion, net outflows of $(10.5) billion and other movements of $(1.6) billion. Other movements in 2018 primarily relates to the declines in billable AUM, as a legacy alternative fund transitioned from billing based on committed AUM to net asset value. In addition to the removal of Heitman, which accounted for a decrease in assets under management of $(32.4) billion, the change in assets under management during the year ended December 31, 2017 reflects net market appreciation of $41.0 billion, and net outflows of $(6.0) billion. The change in assets under management during the year ended December 31, 2016 reflects net market appreciation of $20.7 billion, net outflows of $(1.6) billion and other movements of $0.1 billion, plus the acquisition of Landmark, which accounted for an increase in assets under management of $8.8 billion. Other movements in 2016 reflect the standardization of AUM definitions across Affiliates and mandates and the revaluation of certain hard assets. These changes align the definition of AUM with management fees charged to clients.
For the year ended December 31, 2018, our net outflows were $(10.5) billion compared to net outflows of $(6.0) billion for the year ended December 31, 2017 and net outflows of $(1.6) billion for the year ended December 31, 2016.  Hard asset disposals of $(1.9) billion, $(0.8) billion and $(3.9) billion are reflected in the net flows for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, the annualized revenue impact of the net flows was $(3.8) million, as gross inflows of $27.6 billion during the year were into higher fee asset classes yielding an annualized fee rate of 47.8 bps, versus gross outflows and hard asset disposals in the same period of $(38.1) billion out of asset classes yielding an annualized fee rate of 35.6 bps.  This is compared to the annualized revenue impact of net flows of $32.9 million for the year ended December 31, 2017 and $11.0 million for the year ended December 31, 2016.

U.S. GAAP Results of Operations
For the Years Ended December 31, 2018, 2017, and 2016
Our U.S. GAAP results of operations were as follows for the years ended December 31, 2018, 2017, and 2016.

	Years ended December 31,			Increase (Decrease)
($ in millions unless otherwise noted)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
U.S. GAAP Statement of Operations(1)
Management fees	$905.0	$858.0	$659.9	$47.0	$198.1
Performance fees	9.8	26.5	2.6	(16.7)	23.9
Other revenue	9.6	1.2	0.9	8.4	0.3
Consolidated Funds’ revenue	3.8	1.7	0.1	2.1	1.6
Total revenue	928.2	887.4	663.5	40.8	223.9
Compensation and benefits	696.4	682.8	397.4	13.6	285.4
General and administrative	126.0	112.9	98.3	13.1	14.6
Amortization of acquired intangibles	6.6	6.6	2.6	—	4.0
Depreciation and amortization	14.5	11.7	9.4	2.8	2.3
Consolidated Funds’ expense	0.9	2.4	0.2	(1.5)	2.2
Total expenses	844.4	816.4	507.9	28.0	308.5
Operating income	83.8	71.0	155.6	12.8	(84.6)
Investment income	66.5	27.4	17.2	39.1	10.2
Interest income	3.2	0.8	0.4	2.4	0.4
Interest expense	(24.9)	(24.5)	(11.3)	(0.4)	(13.2)
Revaluation of DTA deed	20.0	51.8	—	(31.8)	51.8
Net consolidated Funds’ investment gain (loss)	(13.4)	15.5	(1.1)	(28.9)	16.6
Income from continuing operations before taxes	135.2	142.0	160.8	(6.8)	(18.8)
Income tax expense	5.0	132.8	40.8	(127.8)	92.0
Income from continuing operations	130.2	9.2	120.0	121.0	(110.8)
Gain (loss) on disposal of discontinued operations, net of tax	0.1	(0.1)	6.2	0.2	(6.3)
Net income (loss)	130.3	9.1	126.2	121.2	(117.1)
Net income (loss) attributable to non-controlling interests in consolidated Funds	(6.1)	4.9	(0.2)	(11.0)	5.1
Net income attributable to controlling interests	$136.4	$4.2	$126.4	$132.2	$(122.2)
Basic earnings per share ($)	$1.27	$0.04	$1.05	$1.23	$(1.01)
Diluted earnings per share ($)	1.26	0.04	1.05	1.22	(1.01)
Weighted average basic shares outstanding	107.4	110.7	119.2	(3.3)	(8.5)
Weighted average diluted ordinary shares outstanding	107.6	111.4	119.5	(3.8)	(8.1)
U.S. GAAP operating margin (2)	9%	8%	23%	103 bps	(1545) bps

(1)	Certain Funds have been consolidated due to our seed capital or co-investments in the Funds.

(2)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

	Years ended December 31,
($ in millions)	2018	2017	2016
U.S. GAAP Statement of Operations
Net income attributable to controlling interests	$136.4	$4.2	$126.4
Exclude: (Gain) loss on discontinued operations attributable to controlling interests	(0.1)	0.1	(6.2)
Net income from continuing operations attributable to controlling interests	136.3	4.3	120.2
Add: Income tax expense	5.0	132.8	40.8
Pre-tax income from continuing operations attributable to controlling interests	$141.3	$137.1	$161.0
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

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
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 38.9 bps for the year ended December 31, 2018, 38.2 bps for the year ended December 31, 2017 and 34.6 bps for the year ended December 31, 2016. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by acquisitions or disposals of Affiliates, net inflows or outflows in certain asset classes, net catch-up fees, or disproportionate market movements.

Our average basis points by asset class (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions and fee rates in basis points earned on AUM)	Years ended December 31,
	2018		2017		2016
	Revenue	Basis Pts	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$179.6	24	$192.9	24	$187.7	25
Global / non-U.S. equity	490.3	40	465.6	41	374.1	42
Fixed income	26.8	20	27.8	21	29.1	21
Alternatives	208.3	90	171.7	89	69.0	67
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$905.0	38.9	$858.0	38.2	$659.9	34.6
Average AUM excluding equity-accounted Affiliates	$232.8		$224.8		$190.8
Average AUM including equity-accounted Affiliates & weighted average fee rate(2)	$234.9	39.0	$241.3	38.2	$223.1	35.4

(1)	Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues.”)

(2)	Average AUM including equity-accounted Affiliates excludes Heitman as of the beginning of the third quarter, 2017.
Year ended December 31, 2018 compared to year ended December 31, 2017:    Management fees increased $47.0 million, or 5.5%, from $858.0 million for the year ended December 31, 2017 to $905.0 million for the year ended December 31, 2018. The increase was due to higher levels of average assets under management excluding equity-accounted Affiliates, net catch-up fees associated with alternative assets earned in 2018 and continued shift to higher fee-rate products. Net catch-up fees represent payment of certain Fund management fees back to the initial closing date for certain products with multiple closings, less placement fees paid to third parties related to these Funds. Average assets under management excluding equity-accounted Affiliates increased 3.6%, from $224.8 billion for the year ended December 31, 2017 to $232.8 billion for the year ended December 31, 2018.
Overall, the increase in management fee revenue is reflective of the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 38.9 basis points in 2018 and 38.2 basis points in 2017, with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates as well as the higher fee-rate assets under management added as a result of Landmark’s fundraising (including catch-up fees). Compared to the twelve months ended December 31, 2017, the combined share of higher fee global / non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 4%, to 63% of average assets, while the mix of U.S. equity and fixed income decreased approximately (4)% to 37% of average assets. This shift was driven by flows and the impact of market movements.
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

Overall, the increase in management fee revenue is reflective of the increases in basis point yields of our assets under management. Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 38.2 basis points in 2017 and 34.6 basis points in 2016 with the increase driven mostly by the mix of flows and market movements in and out of assets with varying fee rates as well as the higher fee-rate assets under management added as a result of the Landmark transaction. Compared to the twelve months ended December 31, 2016, the combined share of higher fee global / non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 6%, to 59% of average assets, while the mix of U.S. equity and fixed income decreased approximately (6)% to 41% of average assets.
Performance Fees
Approximately $44.3 billion, or 22% of our AUM in consolidated Affiliates at December 31, 2018, are in accounts with incentive fee or carried interest features, where we participate in such a fee. Included below is a breakdown of our AUM from consolidated Affiliates, broken out between AUM subject to performance fees or carried interest and that subject only to management fees. Our alternative products subject to performance fees or carried interest earn these performance fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts/other products, which primarily earn management fees, are potentially subject to performance adjustments up or down based on investment performance versus benchmark. For each of these categories and in total, we have indicated in the table below the ratio of performance fees or carried interest relative to total management fees and performance fees (together, total fees).

	AUM of consolidated Affiliates at December 31, 2018 ($ in billions)				Management fees for the twelve months ended December 31, 2018 ($ in millions)			Performance fees for the twelve months ended December 31, 2018 ($ in millions)
Category	Total	AUM of accounts without perfor-mance fees		AUM of accounts with perfor-mance fees	Total	Accounts without perfor-mance fees	Accounts with perfor-mance fees	Total	As a % of total category fees among accounts with perfor-mance fees	As a % of total category fees (among all accounts)
Alternative products	$23.8	$14.1	*	$9.7	$208.3	$139.3	$69.0	$8.6	11.1%	4.0%
Separate accounts/other products	180.7	146.1		34.6	696.7	599.3	97.4	1.2	1.2%	0.2%
Total	$204.5	$160.2		$44.3	$905.0	$738.6	$166.4	$9.8	5.6%	1.1%

*
Certain legacy Landmark Funds include a carried interest component in which we do not participate and which is not consolidated in our financial results. A majority of the $14.1 billion shown here includes such Funds managed by Landmark and any carried interest earned by these Funds is not attributable to us.

We recognized $9.8 million in performance fees for the year ended December 31, 2018. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were 1.1% of total fees in 2018, 3.0% of total fees in 2017, and 0.4% of total fees in 2016. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Years ended December 31,
($ in millions)	2018	2017	2016
Gross performance fees	$9.8	$26.5	$2.6
Net performance fees(1)	$3.1	$16.7	$1.8
Percentage of performance fees accruing to BSIG(2)	31.6%	63.0%	69.2%
Gross performance fees as a percentage of total fees(3)	1.1%	3.0%	0.4%

(1)
Net performance fees are shown after the effect of contractual variable compensation and distributions to key employees of the Affiliates and represent the amount of the performance fee directly attributable to our shareholders.

(2)	Reflects net performance fees as a percentage of gross performance fees.

(3)
Total fees, comprised of management fees and performance fees, excluding the effect of consolidated Funds were $914.8 million for the year ended December 31, 2018, $884.5 million for the year ended December 31, 2017, and $662.5 million for the year ended December 31, 2016.

Year ended December 31, 2018 compared to year ended December 31, 2017:    Performance fees decreased $(16.7) million, or (63.0)%, from $26.5 million for the year ended December 31, 2017 to $9.8 million for the year ended December 31, 2018. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods. The decrease was primarily attributable to a performance fee earned on an alternative product in 2017 that was not repeated in 2018.
Year ended December 31, 2017 compared to year ended December 31, 2016:    Performance fees increased $23.9 million, or 919.2% from $2.6 million for the year ended December 31, 2016 to $26.5 million for the year ended December 31, 2017. Performance fees are variable and are contractually triggered based on investment performance results over agreed upon time periods. The increase was primarily attributable to a performance fee earned on an alternative product in the second quarter and strong performance from global / non-U.S. equity for the fourth quarter.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of December 31, 2018.
Other Revenue
Year ended December 31, 2018 compared to year ended December 31, 2017:    Other revenue increased $8.4 million, or 700.0%, from $1.2 million for the year ended December 31, 2017 to $9.6 million for the year ended December 31, 2018. The increase was primarily attributable to the adoption of new accounting rules effective January 1, 2018 related to revenue recognition that require us to record as separate revenue and expense certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund. These reimbursed costs, amounting to $8.0 million for the year ended December 31, 2018, were recorded on a net basis in prior years.
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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
($ in millions)	2018	2017	2016
Fixed compensation and benefits(1)	$188.7	$172.9	$146.4
Sales-based compensation(2)	17.4	18.6	17.2
Variable compensation(3)	235.9	252.2	172.7
Affiliate key employee distributions(4)	76.6	73.1	41.7
Non-cash Affiliate key employee equity revaluations(5)(6)	107.2	95.4	(7.1)
Acquisition-related consideration and pre-acquisition employee equity(7)	70.6	70.6	26.5
Total U.S. GAAP compensation and benefits expense	$696.4	$682.8	$397.4

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the year ended December 31, 2018, $181.4 million of fixed compensation and benefits (of the $188.7 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed and the compensation and benefits associated with the 2018 CEO transition. For the year ended December 31, 2017, $172.4 million of fixed compensation and benefits (of the $172.9 million above) is included within economic net income, which excludes the compensation and benefits associated with the 2017 CEO transition.

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

(3)
Variable compensation is contractually set and calculated individually at each Affiliate, plus Center bonuses and compensation paid by our Affiliates on behalf of their Funds that are subsequently reimbursed. Variable compensation is usually awarded based on a contractual percentage of each Affiliate’s ENI profits before variable compensation and may be paid in the form of cash or non-cash Affiliate equity or profit interests. In Affiliates with an agreed split of performance fees between Affiliate employees and BSIG, the Affiliates’ share of performance fees is allocated entirely to variable compensation. Center variable compensation includes cash and BSIG equity. Non-cash variable compensation awards typically vest over several years and are recognized as compensation expense over that service period. The variable compensation ratio at each Affiliate, calculated as variable compensation divided by ENI earnings before variable compensation, will typically be between 25% and 35%.

	Years ended December 31,
($ in millions)	2018	2017	2016
Cash variable compensation	$214.9	$226.5	$147.5
Non-cash equity-based award amortization	21.0	25.7	25.2
Total variable compensation(a)(b)	$235.9	$252.2	$172.7

(a)
For the year ended December 31, 2018, $230.7 million of variable compensation expense (of the $235.9 million above) is included within economic net income, which excludes the variable compensation associated with the 2018 CEO transition costs and variable compensation subsequently reimbursed by Funds.

(b)
For the year ended December 31, 2017, $243.4 million of variable compensation expense (of the $252.2 million above) is included within economic net income, which excludes the variable compensation associated with the 2017 CEO transition costs.

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

(6)
Included in non-cash Affiliate key employee equity revaluations are revaluations as a result of the Landmark transaction related to contingent consideration amounting to $95.3 million for the year ended December 31, 2018, $24.3 million for the year ended December 31, 2017 and $0.0 million for the year ended December 31, 2016, along with the revaluations of Landmark employee equity owned pre-acquisition amounting to $37.9 million for the year ended December 31, 2018, $25.9 million for the year ended December 31, 2017 and $(0.5) million for the year ended December 31, 2016.

(7)
Acquisition-related consideration and pre-acquisition employee equity represents the amortization of acquisition-related contingent consideration created as a result of the Landmark transaction amounting to $37.1 million for the year ended December 31, 2018, $37.1 million for the year ended December 31, 2017 and $13.9 million in the year ended December 31, 2016, along with the amortization of employee equity owned pre-acquisition amounting to $33.5 million for the year ended December 31, 2018, $33.5 million for the year ended December 31, 2017 and $12.6 million for the year ended December 31, 2016. These items have been included in U.S. GAAP compensation expense as a result of ongoing service requirements for employee recipients.

Fluctuations in compensation and benefits expense for the periods presented are discussed below.
Year ended December 31, 2018 compared to year ended December 31, 2017:    Compensation and benefits expense increased $13.6 million, or 2.0%, from $682.8 million for the year ended December 31, 2017 to $696.4 million for the year ended December 31, 2018. Fixed compensation and benefits increased $15.8 million, or 9.1%, from $172.9 million for the year ended December 31, 2017 to $188.7 million for the year ended December 31, 2018. This increase reflects the growth of the investment teams at our Affiliates and cost of living increases. Variable compensation decreased $(16.3) million, or (6.5)%, from $252.2 million for the year ended December 31, 2017 to $235.9 million for the year ended December 31, 2018 due to lower pre-variable compensation earnings in the current period, as well as the impact of higher severance-related payments in the prior year. Sales-based compensation decreased $(1.2) million, or (6.5)%, from $18.6 million for the year ended December 31, 2017 to $17.4 million for the year ended December 31, 2018, as a result of the structure of sales-based compensation and the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $3.5 million, or 4.8%, from $73.1 million for the year ended December 31, 2017 to $76.6 million for the year ended December 31, 2018 as a result of higher underlying operating earnings and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity increased $11.8 million, reflecting the appreciation of key employee ownership interests at certain Affiliates. Acquisition-related consideration and pre-acquisition equity remained unchanged at $70.6 million for the years ended December 31, 2018 and December 31, 2017, and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements.

Year ended December 31, 2017 compared to year ended December 31, 2016:    Compensation and benefits expense increased $285.4 million, or 71.8%, from $397.4 million for the year ended December 31, 2016 to $682.8 million for the year ended December 31, 2017. Fixed compensation and benefits increased $26.5 million, or 18.1%, from $146.4 million for the year ended December 31, 2016 to $172.9 million for the year ended December 31, 2017. This increase reflects the effect of the Landmark acquisition as well as new hires, CEO succession, and annual cost of living increases. Variable compensation increased $79.5 million, or 46.0%, from $172.7 million for the year ended December 31, 2016 to $252.2 million for the year ended December 31, 2017 due to the higher pre-variable compensation earnings, in part reflecting the effect of the Landmark transaction as well as severance paid to our former CEO and former Head of Global Distribution. Sales-based compensation increased $1.4 million, or 8.1%, from $17.2 million for the year ended December 31, 2016 to $18.6 million for the year ended December 31, 2017, as a result of the structure of sales-based compensation due to the timing of asset inflows triggering sales-based compensation in both current and prior periods. Affiliate key employee distributions increased $31.4 million, or 75.3%, from $41.7 million for the year ended December 31, 2016 to $73.1 million for the year ended December 31, 2017 as a result of higher underlying operating earnings, the levered structure of distributions at certain Affiliates, and the effect of the Landmark transaction, as Landmark employees own 40% of their business. Revaluations of Affiliate equity increased $102.5 million, reflecting revaluations of key employee ownership interests at certain Affiliates, and Landmark in particular as the value of Affiliate equity decreased $(7.1) million for the year ended December 31, 2016 and increased $95.4 million for the year ended December 31, 2017. Acquisition-related consideration and pre-acquisition equity was $70.6 million for the year ended December 31, 2017, an increase of $44.1 million, or 166.4% from $26.5 million for the year ended December 31, 2016 and represents amortization of the value of contingent consideration and employee-owned equity, related to Landmark, recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangements. The increase in compensation resulting from the amortization of acquisition-related consideration and pre-acquisition employee equity, as well as the non-cash Affiliate key employee equity revaluations and increased variable compensation, all of which were impacted by the Landmark transaction, were the primary reasons for the reduction of our U.S. GAAP operating margin.
General and Administrative Expense
Year ended December 31, 2018 compared to year ended December 31, 2017:    General and administrative expense increased $13.1 million, or 11.6%, from $112.9 million for the year ended December 31, 2017 to $126.0 million for the year ended December 31, 2018. The increase in general and administrative expenses primarily reflects new initiatives and additional system costs.
Year ended December 31, 2017 compared to year ended December 31, 2016:    General and administrative expense increased $14.6 million, or 14.9%, from $98.3 million for the year ended December 31, 2016 to $112.9 million for the year ended December 31, 2017. The increase in general and administrative expenses primarily reflects new initiatives and the impact of Landmark, offset by efficiencies of scale.
Amortization of Acquired Intangibles Expense
Year ended December 31, 2018 compared to year ended December 31, 2017:    Amortization of acquired intangibles expense remained unchanged at $6.6 million for the years ended December 31, 2018 and 2017.
Year ended December 31, 2017 compared to year ended December 31, 2016:   Amortization of acquired intangibles expense increased from $2.6 million for the year ended December 31, 2016 to $6.6 million for the year ended December 31, 2017. The increase reflects the amortization of intangible assets acquired in the Landmark transaction.

Depreciation and Amortization Expense
Year ended December 31, 2018 compared to year ended December 31, 2017:    Depreciation and amortization expense increased $2.8 million, or 23.9%, from $11.7 million for the year ended December 31, 2017 to $14.5 million for the year ended December 31, 2018. The increase was primarily related to additional software and technology investments in the business.
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
In the years ended December 31, 2018 and 2017, we recorded $20.0 million and $51.8 million, respectively, of non-operating income associated with the revaluation of our DTA deed with OM plc, discussed further in “—U.S. GAAP Income Tax Expense” below.
Investment Income
Year ended December 31, 2018 compared to year ended December 31, 2017:    Investment income increased $39.1 million, or 142.7%, from $27.4 million for the year ended December 31, 2017 to $66.5 million for the year ended December 31, 2018, primarily due to a $65.7 million gain from the sale of the Company’s stake in Heitman LLC on January 5, 2018, offset by lower earnings from equity-accounted Affiliates as a result of the Heitman sale, and lower returns on co-investments and seed capital investments in 2018.
Year ended December 31, 2017 compared to year ended December 31, 2016:    Investment income increased $10.2 million, or 59.3%, from $17.2 million for the year ended December 31, 2016 to $27.4 million for the year ended December 31, 2017, primarily due to higher returns on seed capital investments following the purchase of approximately $40 million in seed capital from OM plc in September 2016 and approximately $63 million in July 2017, somewhat offset by lower earnings from our equity-accounted Affiliates which decreased $(0.6) million, or (4.0)%, from $15.1 million for the year ended December 31, 2016 to $14.5 million for the year ended December 31, 2017. In August, 2017, the Company agreed to sell its stake in Heitman LLC to Heitman’s management. Heitman continued to contributed to the Company’s financial results of operations through November 30, 2017 and the transaction closed on January 5, 2018. Heitman contributed $12.0 million of our investment income in 2017 and $12.6 million in 2016.
Interest Income
Year ended December 31, 2018 compared to year ended December 31, 2017:    Interest income increased $2.4 million, or 300.0%, from $0.8 million for the year ended December 31, 2017 to $3.2 million for the year ended December 31, 2018, principally due to higher average cash balances in 2018.
Year ended December 31, 2017 compared to year ended December 31, 2016:    Interest income increased $0.4 million, or 100.0% from $0.4 million for the year ended December 31, 2016 to $0.8 million for the year ended December 31, 2017, principally due to higher average cash balances in 2017.

Interest Expense
Year ended December 31, 2018 compared to year ended December 31, 2017:    Interest expense increased $0.4 million, or 1.6%, from $24.5 million for the year ended December 31, 2017 to $24.9 million for the year ended December 31, 2018, reflecting higher drawdowns on the non-recourse seed capital facility during 2018.
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
U.S. GAAP Income Tax Expense (Benefit)
Our effective tax rate has been impacted by changes in liabilities for uncertain tax positions, tax effects of stock-based compensation, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements.  Tax law changes in both the U.S. and U.K. during the fourth quarter of 2017 have contributed to the differences in the effective tax rate in 2018 vs 2017.  Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate.
Year ended December 31, 2018 compared to year ended December 31, 2017:    Income tax expense decreased $(127.8) million, or (96.2)%, from $132.8 million for the year ended December 31, 2017 to $5.0 million for the year ended December 31, 2018. The decrease relates primarily to the impact of U.S. tax law changes recorded in 2017, the lower U.S. corporate tax rate in 2018 and the reduction to liabilities for uncertain tax positions in 2018 due to lapses of statutes of limitation.  These decreases were partially offset by a reduction to interest expense in the fourth quarter of 2017 due to U.K. tax law changes. The effective tax rate decreased to 3.7% for the year ended December 31, 2018 from 93.5% for the year ended December 31, 2017 due to the impacts of 2017 U.K, and U.S. tax law changes and adjustments to liabilities for uncertain tax positions in 2018.
In 2018, the Company agreed to terminate the DTA Deed with OM plc. The Company recorded a revaluation gain of $20.0 million in connection with the settlement of the DTA Deed for the year ended December 31, 2018. This is reflected in income from continuing operations before tax, and is comprised of a $12.6 million discount on the DTA Deed payable and a $7.4 million gain relating to the value of the tax insurance policies transferred to the Company by OM plc. This adjustment to the DTA Deed is not subject to U.K. tax, consequently having the effect of reducing our effective tax rate. In the first quarter of 2019, the final cash payment of $32.7 million will be made to OM plc to settle the outstanding liability under the Deed.
Year ended December 31, 2017 compared to year ended December 31, 2016:    Income tax expense increased $92.0 million, or 225.5%, from $40.8 million for the year ended December 31, 2016 to $132.8 million for the year ended December 31, 2017. The increase relates primarily to the tax impacts associated with the 2017 enactment of the Tax Act. As a result of the enactment, we have recognized a tax charge of $122.7 million, predominately relating to the revaluation of our deferred tax assets to the reduced federal corporate tax rate of 21% which resulted in a one-time tax charge of $121.1 million. Additionally, the U.K. Finance (No.2) Bill, which was enacted on November 20, 2017, resulted in the loss of interest deductions in the U.K. as of the effective date of July 13, 2017 and had the effect of increasing our effective tax rate in the fourth quarter of 2017. The reduction of our deferred tax asset as a result of the Tax Act also caused a $51.8 million adjustment to our DTA Deed with OM plc, reflected in income from continuing operations before tax. This adjustment to the DTA Deed is not subject to U.K. tax, consequently having the effect of reducing our effective tax rate. The increase in tax expense from the Tax Act was reduced by the tax effect of decreases in income from continuing operations before tax, a favorable effective tax rate on the earnings from our seed capital investments and adjustments to uncertain tax positions. In 2016, the adjustment for uncertain tax positions increased income tax expense and in 2017, the adjustments to uncertain tax positions, primarily reflecting the expiration of the statute of limitations, decreased income tax expense. The effective tax rate increased to 93.5% for the year ended December 31, 2017 from 25.3% for the year ended December 31, 2016 primarily due to the tax charge associated with the Tax Act.

U.S. GAAP Consolidated Funds
The net income or loss of all Consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.
Year ended December 31, 2018 compared to year ended December 31, 2017:   Consolidated Funds’ revenue increased $2.1 million from $1.7 million for the year ended December 31, 2017 to $3.8 million for the year ended December 31, 2018. Consolidated Funds expense decreased $(1.5) million, from $2.4 million for the year ended December 31, 2017 to $0.9 million for the year ended December 31, 2018. The increase in consolidated Funds revenue and decrease in Consolidated Funds expense is due to changes in the population of consolidated Funds during the twelve months ended December 31, 2018. Consolidated Funds’ investment gain (loss) decreased $(28.9) million from $15.5 million for the year ended December 31, 2017 to $(13.4) million for the year ended December 31, 2018.
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
U.S. GAAP Discontinued Operations
Gains and losses on disposal of discontinued operations represents our rights or obligations related to contractual residual interests in previously discontinued operations and/or additional proceeds received, net of tax, for previously disposed-of lines of business.
Year ended December 31, 2018 compared to year ended December 31, 2017:    Gain (loss) on disposal, net of tax increased $0.2 million, from a loss on disposal of $(0.1) million for the year ended December 31, 2017 to a gain on disposal of $0.1 million for the year ended December 31, 2018. The gain on disposal in 2018 related to residual amounts received relating to a previously disposed Affiliate.
Year ended December 31, 2017 compared to year ended December 31, 2016:   Gain (loss) on disposal, net of tax decreased $(6.3) million, from a gain on disposal of $6.2 million for the year ended December 31, 2016 to a loss on disposal of $(0.1) million for the year ended December 31, 2017. In 2016, the management team of a previously disposed Affiliate, together with subsidiaries of ours holding interests in that Affiliate, entered into a purchase and sale agreement with a third party, which resulted in a $7.4 million payment to us, or $5.1 million, net of tax. The remaining gain on disposal in 2016 represents residual amounts received from previously discontinued operations.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the years ended December 31, 2018, 2017 and 2016. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Years ended December 31,
($ in millions)	2018	2017	2016
Numerator: Operating income	$83.8	$71.0	$155.6
Denominator: Total revenue	$928.2	$887.4	$663.5
U.S. GAAP operating margin(1)	9.0%	8.0%	23.5%

Numerator: Total operating expenses(2)	$843.5	$814.0	$507.7
Denominator: Management fee revenue	$905.0	$858.0	$659.9
U.S. GAAP operating expense / management fee revenue(3)	93.2%	94.9%	76.9%

Numerator: Variable compensation	$235.9	$252.2	$172.7
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$393.4	$397.0	$370.1
U.S. GAAP variable compensation ratio(3)	60.0%	63.5%	46.7%

Numerator: Affiliate key employee distributions	$76.6	$73.1	$41.7
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$157.5	$144.8	$197.4
U.S. GAAP Affiliate key employee distributions ratio(3)	48.6%	50.5%	21.1%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin would be 8.8% for the year ended December 31, 2018, 8.1% for the year ended December 31, 2017 and 23.5% for the year ended December 31, 2016.

(2)	Excludes consolidated Funds expense of $0.9 million for the year ended December 31, 2018, $2.4 million for the year ended December 31, 2017 and $0.2 for the year ended December 31, 2016.

(3)	Excludes the effect of Funds consolidation for the years ended December 31, 2018, 2017 and 2016.

(4)	Excludes consolidated Funds revenue of $3.8 million for the year ended December 31, 2018 and $1.7 million for the year ended December 31, 2017 and $0.1 million for the year ended December 31, 2016.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Years ended December 31,
($ in millions)	2018	2017	2016
Operating income	$83.8	$71.0	$155.6
Affiliate key employee distributions	76.6	73.1	41.7
Operating (income) loss of consolidated Funds	(2.9)	0.7	0.1
Operating income before Affiliate key employee distributions	$157.5	$144.8	$197.4
Variable compensation	235.9	252.2	172.7
Operating income before variable compensation and Affiliate key employee distributions	$393.4	$397.0	$370.1

Effects of Inflation
For the years ended December 31, 2018, 2017 and 2016, inflation did not have a material effect on our consolidated results of operations.
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

•
We net the separate revenue and expenses under U.S. GAAP for certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed, to better reflect the economics of our business.

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

v.	We include cash tax benefits associated with deductions allowed for acquired intangibles and goodwill that may not be recognized or have timing differences compared to U.S. GAAP.

vi.	We exclude the results of discontinued operations attributable to controlling interests since they are not part of our ongoing business, and restructuring costs incurred in continuing operations.

vii.
We exclude deferred tax resulting from changes in tax law and expiration of statutes, adjustments for uncertain tax positions, deferred tax attributable to intangible assets and other unusual items not related to current operating results to reflect ENI tax normalization.

We also adjust our income tax expense to reflect any tax impact of our ENI adjustments.

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Years Ended December 31, 2018, 2017 and 2016
The following table reconciles net income attributable to controlling interests to economic net income for the years ended December 31, 2018, 2017 and 2016:

		Years ended December 31,
($ in millions)		2018	2017	2016
U.S. GAAP net income attributable to controlling interests		$136.4	$4.2	$126.4
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations(1)	107.2	95.4	(7.1)
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity(2)	77.2	77.2	29.1
iii.	Capital transaction costs	1.6	—	6.4
iv.	Seed/Co-investment (gains) losses and financings(3)	14.5	(17.3)	1.4
v.	Tax benefit of goodwill and acquired intangibles deductions	5.7	8.7	5.0
vi.	Discontinued operations and restructuring(4)	(79.4)	11.0	(6.2)
vii.	ENI tax normalization(5)	(30.3)	68.6	2.1
Tax effect of above adjustments(6)		(33.1)	(66.9)	(12.0)
Economic net income, excluding the non-recurring performance fee		$199.8	$180.9	$145.1

(1)
Included in non-cash key employee-owned equity and profit interest revaluations are revaluations as a result of the Landmark transaction related to contingent consideration amounting to $95.3 million for the year ended December 31, 2018, $24.3 million for the year ended December 31, 2017 and $0.0 million for the year ended December 31, 2016, along with revaluations of Landmark employee equity owned pre-acquisition amounting to $37.9 million for the year ended December 31, 2018, $25.9 million for the year ended December 31, 2017 and $(0.5) million for the year ended December 31, 2016.

(2)
Acquisition-related consideration and pre-acquisition employee equity includes the amortization of acquisition-related contingent consideration created as a result of the Landmark transaction amounting to $37.1 million for the year ended December 31, 2018, $37.1 million for the year ended December 31, 2017 and $13.9 million for the year ended December 31, 2016. It also includes the value of employee equity owned pre-acquisition amounting to $33.5 million for the year ended December 31, 2018, $33.5 million for the year ended December 31, 2017 and $12.6 million for the year ended December 31, 2016.

The table below summarizes the Landmark-related components included in items (i) and (ii) of the above reconciliation:

	Years ended December 31,
($ in millions)	2018	2017	2016
Landmark contingent consideration	$132.3	$61.4	$13.9
Landmark pre-acquisition employee equity	71.5	59.4	12.1
Landmark-related total	203.8	120.8	26.0
Other Affiliate equity and amortization of intangible assets	(19.4)	51.8	(4.0)
Total	$184.4	$172.6	$22.0

(3)	The net return on seed/co-investment (gains) losses and financings for the years ended December 31, 2018, 2017, and 2016 are shown in the following table.

	Years ended December 31,
($ in millions)	2018	2017	2016
Seed/Co-investment (gains) losses	$6.4	$(22.2)	$(1.1)
Financing costs:
Seed/Co-investment average balance	129.5	88.9	64.4
Blended interest rate*	6.3%	5.5%	3.9%
Financing costs	8.1	4.9	2.5
Net seed/co-investment (gains) losses and financing	$14.5	$(17.3)	$1.4

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

(4)
Included in discontinued operations and restructuring for the year ended December 31, 2018 is the gain on sale of Heitman of $(65.7) million, a gain related to the Company’s agreement to terminate its deferred tax asset deed with OM plc of $(20.0) million, CEO transition costs of $4.8 million, comprised of $0.1 million of fixed compensation and benefits, $4.4 million of variable compensation and $0.4 million of other CEO transition costs and restructuring costs associated with its planned redomicile to the U.S. of $1.6 million. Included in discontinued operations and restructuring for the year ended December 31, 2017 is $1.0 million related to the Heitman transaction and $9.8 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits, $8.8 million of variable compensation and $0.5 million of recruiting costs.

(5)
Includes an adjustment of $44.0 million in the year ended December 31, 2018 to remove the tax benefit resulting from the reduction in liabilities for uncertain tax positions recorded during the year, partially offset by non-taxable gains resulting from the agreement to terminate the Deferred Tax Asset Deed at a discount. The year ended December 31, 2017 includes $51.8 million related to the revaluation of the Deferred Tax Asset Deed with OM plc offset by the $122.7 million impact of the Tax Act.

(6)
Reflects the sum of line items i, ii, iii, iv and the restructuring portion of line item vi taxed at the 27.3% U.S. statutory rate in 2018 (including state tax) and the 40.2% U.S. statutory rate in 2017 and 2016 (including state tax). The restructuring portion of line item vi amounted to $79.3 million for the year ended December 31, 2018, $10.8 million for the year ended December 31, 2017 and $0.0 million for the year ended December 31, 2016.

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

ENI Revenues
The following table reconciles U.S. GAAP Revenue to ENI Revenue for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
($ in millions)	2018	2017	2016
U.S. GAAP Revenue	$928.2	$887.4	$663.5
Include earnings from equity-accounted Affiliates(1)	2.7	14.5	15.1
Exclude revenue from consolidated Funds attributable to non-controlling interests	(3.8)	(1.7)	(0.1)
Exclude Fund expenses reimbursed by customers	(8.0)	—	—
Other reconciling items	—	0.5	—
ENI Revenue	$919.1	$900.7	$678.5

(1)	Includes $12.0 million and $12.6 million related to Heitman for the years ended December 31, 2017 and 2016, respectively.

The following table identifies the components of ENI revenue:

	Years ended December 31,
($ in millions)	2018	2017	2016
Management fees(1)	$905.0	$858.0	$659.9
Performance fees (2)	9.8	26.5	2.6
Other income, including equity-accounted Affiliates(3)	4.3	16.2	16.0
ENI Revenue	$919.1	$900.7	$678.5

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $2.7 million for the year ended December 31, 2018, $14.5 million for the year ended December 31, 2017 and $15.1 million for the year ended December 31, 2016. As further described in “Non-GAAP Supplemental Performance Measure - Economic Net Income,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf that are subsequently reimbursed.

	Years ended December 31,
($ in millions)	2018	2017	2016
U.S. GAAP other revenue	$9.6	$1.2	$0.9
Earnings from equity-accounted Affiliates(a)	2.7	14.5	15.1
Exclude Fund expenses reimbursed by customers	(8.0)	—	—
Other reconciling items	—	0.5	—
ENI other income	$4.3	$16.2	$16.0

(a)	Includes $12.0 million and $12.6 million related to Heitman for the years ended December 31, 2017 and 2016, respectively.

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
($ in millions)	2018	2017	2016
U.S. GAAP operating expense	$844.4	$816.4	$507.9
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(70.6)	(70.6)	(26.5)
Non-cash Affiliate key employee equity and profit interest revaluations	(107.2)	(95.4)	7.1
Amortization of acquired intangible assets	(6.6)	(6.6)	(2.6)
Capital transaction costs	(1.6)	—	(6.4)
Restructuring costs(1)	(6.5)	(10.8)	—
Fund expenses reimbursed by customers	(8.0)	—	—
Other items excluded from ENI	—	—	0.1
Funds’ operating expenses	(0.9)	(2.4)	(0.2)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation(2)	(230.7)	(243.4)	(172.7)
Affiliate key employee distributions	(76.6)	(73.1)	(41.7)
ENI operating expense	$335.7	$314.1	$265.0

(1)
Included in restructuring for the year ended December 31, 2018 is $1.6 million of costs associated with the planned redomicile to the U.S. and 2018 CEO transition costs of $4.8 million. Included in restructuring for the year ended December 31, 2017 is $1.0 million related to the Heitman transaction and 2017 CEO transition costs of $9.8 million.

(2)
Excludes variable compensation amounts related to CEO transition included within Restructuring costs of $4.4 million and $8.8 million for the years ended December 31, 2018 and 2017, respectively and Fund expenses reimbursed by customers of $0.8 million and $0.0 million for the years ended December 31, 2018 and 2017, respectively.

The following table identifies the components of ENI operating expense:

	Years ended December 31,
($ in millions)	2018	2017	2016
Fixed compensation & benefits(1)	$181.4	$172.4	$146.4
General and administrative expenses(2)	139.8	129.9	109.2
Depreciation and amortization	14.5	11.8	9.4
ENI operating expense	$335.7	$314.1	$265.0

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation expense for the years ended December 31, 2018, 2017 and 2016 to ENI fixed compensation and benefits expense:

	Years ended December 31,
($ in millions)	2018	2017	2016
Total U.S. GAAP compensation expense	$696.4	$682.8	$397.4
Acquisition-related consideration and pre-acquisition employee equity	(70.6)	(70.6)	(26.5)
Non-cash key employee equity and profit interest revaluations excluded from ENI	(107.2)	(95.4)	7.1
Sales-based compensation reclassified to ENI general & administrative expenses	(17.4)	(18.6)	(17.2)
Affiliate key employee distributions	(76.6)	(73.1)	(41.7)
Compensation related to restructuring expenses(a)	(4.5)	(9.3)	—
Variable compensation	(230.7)	(243.4)	(172.7)
Fund expenses reimbursed by customers(b)	(8.0)	—	—
ENI fixed compensation and benefits	$181.4	$172.4	$146.4

(a)
Compensation related to restructuring for the year ended December 31, 2018 is comprised of $4.5 million of compensation associated with the 2018 CEO transition, which includes $0.1 million of fixed compensation and benefits and $4.4 million of variable compensation. Compensation related to restructuring for the year ended December 31, 2017 is comprised of $9.3 million of compensation associated with the 2017 CEO transition, which includes $0.5 million of fixed compensation and benefits and $8.8 million of variable compensation.

(b)
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

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Years ended December 31,
($ in millions)	2018	2017	2016
U.S. GAAP general and administrative expense	$126.0	$112.9	$98.3
Sales-based compensation	17.4	18.6	17.2
Capital transaction costs	(1.6)	—	(6.4)
Restructuring costs(a)	(2.0)	(1.5)	—
Additional ENI adjustments	—	(0.1)	0.1
ENI general and administrative expense	$139.8	$129.9	$109.2

(a)
Reflects $1.6 million related to our planned redomicile to the U.S. and $0.4 million of CEO transition costs in the year ended December 31, 2018. The year ended December 31, 2017 reflects $1.0 million related to the Heitman transaction and $0.5 million of CEO recruiting costs.

Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the years ended December 31, 2018, 2017 and 2016. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Years ended December 31,
($ in millions)	2018	2017	2016
Numerator: ENI operating earnings(1)	$352.7	$343.2	$240.8
Denominator: ENI revenue	$919.1	$900.7	$678.5
ENI operating margin(2)	38.4%	38.1%	35.5%

Numerator: ENI operating expense	$335.7	$314.1	$265.0
Denominator: ENI management fee revenue(3)	$905.0	$858.0	$659.9
ENI operating expense ratio(4)	37.1%	36.6%	40.2%

Numerator: ENI variable compensation	$230.7	$243.4	$172.7
Denominator: ENI earnings before variable compensation(1)(5)	$583.4	$586.6	$413.5
ENI variable compensation ratio(6)	39.5%	41.5%	41.8%

Numerator: Affiliate key employee distributions	$76.6	$73.1	$41.7
Denominator: ENI operating earnings(1)	$352.7	$343.2	$240.8
ENI Affiliate key employee distributions ratio(7)	21.7%	21.3%	17.3%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income (loss) to ENI operating earnings:

	Years ended December 31,
($ in millions)	2018	2017	2016
U.S. GAAP operating income	$83.8	$71.0	$155.6
Include earnings from equity-accounted Affiliates	2.7	14.5	15.1
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	107.2	95.4	(7.1)
Amortization of acquired intangible assets, acquisition-related consideration	77.2	77.2	29.1
Capital transaction costs	1.6	—	6.4
Restructuring costs(a)	6.5	10.8	—
Other	—	0.5	(0.1)
Affiliate key employee distributions	76.6	73.1	41.7
Variable compensation	230.7	243.4	172.7
Funds’ operating (income) loss	(2.9)	0.7	0.1
ENI earnings before variable compensation	583.4	586.6	413.5
Less: ENI variable compensation	(230.7)	(243.4)	(172.7)
ENI operating earnings	352.7	343.2	240.8
Less: ENI Affiliate key employee distributions	(76.6)	(73.1)	(41.7)
ENI earnings after Affiliate key employee distributions	$276.1	$270.1	$199.1

(a)
Included in restructuring for the year ended December 31, 2018 is $4.8 million related to 2018 CEO transition costs; and $1.6 million of costs incurred in connection with our planned redomicile to the U.S. Included in restructuring for the year ended December 31, 2017 is $1.0 million related to the Heitman transaction and $9.8 million related to the 2017 CEO transition costs, comprised of $0.5 million of fixed compensation and benefits, $8.8 million of variable compensation and $0.5 million of recruiting costs.

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin (excluding the effect of consolidated Funds) of 8.8% for the year ended December 31, 2018, 8.1% for the year ended December 31, 2017 and 23.5% for the year ended December 31, 2016.

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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Years ended December 31,
($ in millions)	2018	2017	2016
Pre-tax economic net income(1)	$262.5	$251.3	$190.7
Intercompany interest expense deductible for U.S. tax purposes	(75.4)	(78.4)	(74.0)
Taxable economic net income	187.1	172.9	116.7
Taxes at the U.S. federal and state statutory rates(2)	(51.1)	(69.5)	(46.9)
Other reconciling tax adjustments	(11.6)	(0.9)	1.3
Tax on economic net income	(62.7)	(70.4)	(45.6)
Add back intercompany and OM plc interest expense previously excluded	75.4	78.4	74.0
Economic net income	$199.8	$180.9	$145.1
Economic net income effective tax rate(3)	23.9%	28.0%	23.9%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Years ended December 31,
($ in millions)	2018	2017	2016
U.S. GAAP interest income	$3.2	$0.8	$0.4
U.S. GAAP interest expense	(24.9)	(24.5)	(11.3)
U.S. GAAP net interest expense	(21.7)	(23.7)	(10.9)
Other ENI interest expense exclusions(a)	8.1	4.9	2.5
ENI net interest income (expense)	(13.6)	(18.8)	(8.4)
ENI earnings after Affiliate key employee distributions(b)	276.1	270.1	199.1
Pre-tax economic net income	$262.5	$251.3	$190.7

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

(b)
ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income to ENI earnings after Affiliate key employee distributions.

(2)	Taxed at U.S. Federal and State statutory rate of 27.3% for the year ended December 31, 2018 and 40.2% for the years ended December 31, 2017 and 2016

(3)	The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.
Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Years ended December 31,
($ in millions)	2018	2017	2016
Cash provided by (used in)(1)(2)
Operating activities	$252.3	$224.9	$123.9
Investing activities	57.6	(10.8)	(284.3)
Financing activities	(155.6)	(129.8)	112.9

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Our most significant uses of cash have included our acquisition of Landmark, third-party interest payments, payments made to OM plc under the Deferred Tax Asset Deed, seed capital purchased from OM plc, repurchases of shares, dividends, and compensation and general and administrative expenses.
Comparison for the Years Ended December 31, 2018, 2017 and 2016
Net cash provided by operating activities of continuing operations excluding consolidated Funds increased $27.4 million, or 12.2%, from $224.9 million for the year ended December 31, 2017 to $252.3 million for the year ended December 31, 2018. The increase was primarily driven by year-to-date net income and non-cash charges, offset by gain on the sale of Heitman and changes in operating assets and liabilities.

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
Net cash provided by (used in) investing activities of continuing operations excluding consolidated Funds consist primarily of investments in a new Affiliate in 2016, seed capital purchased from OM plc, proceeds from sale of investment in affiliate, purchases and sales of investment securities as part of our co-investment program and VDP, and purchases of fixed assets for use within our premises. Cash (used in) investing activities was $57.6 million, $(10.8) million and $(284.3) million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash (used in) investing activities in 2016 primarily reflects disbursements of $(219.1) million, net of cash acquired, related to the Landmark acquisition. Net cash (used in) received from the (purchase) and sale of investments was $(25.7) million, $4.8 million and $(51.7) million for the years ended December 31, 2018, 2017 and 2016, respectively. Fluctuations are principally due to the timing of investments or redemptions of seed capital as well as acquisitions or disposals of real estate and timber assets in which we are co-investing. Net cash (used in) the purchase of fixed assets was $(21.7) million, $(13.7) million and $(13.5) million for the years ended December 31, 2018, 2017 and 2016, respectively.
Net cash provided by (used in) financing activities excluding consolidated Funds consists of share repurchases, payments made to OM plc, third-party borrowings and dividends paid. Cash provided by (used in) financing activities was $(155.6) million, $(129.8) million and 112.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. We paid down $(33.5) million against third party borrowings in 2018, we drew net $33.5 million against third party borrowings in 2017 and we borrowed net $302.1 million against third party borrowings in 2016. In 2018 we made payments of $(3.9) million against amounts previously owed to OM plc for the co-investment arrangement, funded $(71.2) million for share repurchases, and paid out $(42.5) million in dividends. In 2017 we paid $(50.4) million against amounts previously owed to OM plc (including $(45.6) million for the deferred tax arrangement and $(4.8) million for the co-investment arrangement), funded $(74.1) million for share repurchases, and paid out $(38.8) million in dividends. In 2016 we paid $(148.0) million against third party borrowings, $(52.1) million against amounts previously owed to OM plc (including $(41.4) million for the deferred tax arrangement and $(10.7) million for the co-investment arrangement), funded $(98.6) million for share repurchases and paid out $(38.5) million in dividends.

Working Capital and Long-Term Debt
The following table summarizes certain key financial data relating to our capital resources and liquid net assets. All amounts presented exclude the non-controlling interest portion of consolidated Funds:

	Years ended December 31,
($ in millions)	2018	2017	2016
Balance Sheet Data(1)
Current assets
Cash and cash equivalents	$340.6	$186.3	$101.9
Investment advisory fees receivable	159.1	208.3	163.7
Investments	125.7	101.9	42.5
Total current assets	625.4	496.5	308.1
Current liabilities
Accounts payable and accrued expenses	54.3	54.9	45.8
Accrued short-term incentive compensation	171.0	186.1	132.3
Other short-term liabilities(2)	232.8	45.2	95.0
Total current liabilities	458.1	286.2	273.1
Working Capital	$167.3	$210.3	$35.0
Long-term notes payable and other debt	$393.3	$426.3	$392.3

(1)	Excludes the non-controlling interest portion of consolidated Funds.

(2)
Excluded from other short-term liabilities for each of the years presented is an income tax reserve relating to net operating losses that does not represent a current obligation of the Company. Puts related to Affiliate equity and profits interests are also excluded on a short-term basis because they are funded through recycling. Included within other short-term liabilities are payments due within twelve months to OM plc under the Deferred Tax Asset Deed, as amended, and the earn out payment due in connection with our 2016 acquisition of Landmark Partners, LLC, which was subsequently settled after year-end.

Working capital is defined as current assets less current liabilities, excluding the non-controlling interest portion of consolidated Funds. Our net working capital has been positive over the past several years and was $167.3 million at December 31, 2018. Our most significant current liabilities have been accounts payable and accrued compensation expense. Total current liabilities at December 31, 2018 also includes amounts payable to OM plc within twelve months under the Deferred Tax Asset Deed, as amended, and the earn out payment due in connection with our 2016 acquisition of Landmark Partners, LLC. Accrued compensation expense has primarily consisted of variable compensation accruals made throughout the year based on contractual arrangements. Our cash management practices generally require that working capital be maintained at each Affiliate at a sufficient level to meet short-term operational needs. Periodic distributions of Affiliate earnings to BSUS and Affiliate key employee equity holders are made according to respective Affiliate distribution policies, with BSUS having the ability to access any surplus cash at each Affiliate as necessary during interim periods.

Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

	Amounts outstanding at
($ in millions)	December 31, 2018	December 31, 2017	Interest rate	Maturity
Long-term debt of BSIG, net of issuance costs
Third party obligations:
Revolving credit facility	$—	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
Non-recourse seed capital facility	—	33.5	LIBOR + 1.55% plus 0.95% commitment fee	January 17, 2020
Long-term bonds:
4.80% Senior Notes Due 2026	272.2	271.9	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.1	120.9	5.125%	August 1, 2031
Total long-term debt	$393.3	$426.3
Revolving Credit Facility
On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (as amended, the “Credit Facility”). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. We intend to extend the Credit Facility beyond the maturity date. Borrowings under the facility bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00% based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based on our credit rating. In addition, we are charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based on our credit rating.
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x. At December 31, 2018, our ratio of debt (includes third-party borrowings and amounts owed under previously agreed acquisition agreement) to trailing twelve months Adjusted EBITDA was 2.1x and our interest coverage ratio was 11.7x. We have drawn down $240.0 million on the Credit Facility subsequent to year-end to help fund the Landmark earn-out payment and additional share repurchases. The balance available on the Credit Facility as of February 28, 2019 was $110.0 million.
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

Non-Recourse Seed Capital Facility
In July 2017, we purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. We financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized entirely by our seed capital holdings. We entered into this facility as of July 17, 2017, and could borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the seed capital collateral. The facility currently has a maturity date of January 17, 2020 and includes a six-month evergreen renewal option. At December 31, 2018, amounts outstanding under this non-recourse seed capital facility amounted to $0.0 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the revolving credit facility.
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
Other Long-term Liabilities
Other long-term liabilities principally consist of cash-settled Affiliate equity and profit interests liabilities held by certain Affiliate key employees, and voluntary deferred compensation plans. The following table summarizes our other long-term liabilities:

	Years ended December 31,
($ in millions)	2018	2017
Share-based payments liability	$386.1	$188.8
Affiliate profit interests liability	171.4	195.0
Employee equity	557.5	383.8
Voluntary deferral plan liability	91.7	95.1
Non-current compensation payable	—	0.1
Total	$649.2	$479.0

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
For additional discussion of our compensation programs, please refer to the compensation discussions contained within our definitive proxy statement for our 2019 annual meeting of shareholders incorporated herein by reference.
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

The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
($ in millions)	2018	2017	2016
Net income attributable to controlling interests	$136.4	$4.2	$126.4
Net interest expense to third parties	21.7	23.7	10.8
Income tax expense (including tax expense related to discontinued operations)	5.0	132.7	44.8
Depreciation and amortization (including intangible assets)	21.1	18.3	12.0
EBITDA	$184.2	$178.9	$194.0
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit-sharing interests	107.2	95.4	(7.1)
Amortization of acquisition-related consideration and pre-acquisition employee equity	70.6	70.6	26.5
EBITDA of discontinued operations attributable to controlling interests	(0.1)	0.2	(10.2)
(Gain) loss on seed and co-investments and investment changes attributable to controlling interests	6.4	(22.2)	(1.1)
Deferred tax asset deed revaluation	(20.0)	(51.8)	—
Restructuring costs(1)	(59.3)	10.8	—
Capital transaction costs	1.6	—	6.4
Adjusted EBITDA	$290.6	$281.9	$208.5
ENI net interest expense to third parties	(13.6)	(18.8)	(8.4)
Depreciation and amortization	(14.5)	(11.8)	(9.4)
Tax on economic net income	(62.7)	(70.4)	(45.6)
Economic net income	$199.8	$180.9	$145.1

(1)
Included in restructuring for the year ended December 31, 2018 is the gain on the sale of Heitman of $65.7 million, $1.6 million of costs associated with our planned redomicile and $4.8 million related to the 2018 CEO transition. Included in restructuring for the year ended December 31, 2017 is $1.0 million related to the Heitman transaction and $9.8 million related to CEO transition costs, comprised of $0.5 million of fixed compensation and benefits, $8.8 million of variable compensation and $0.5 million of recruiting costs.

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

Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, including our obligations under the amended Deferred Tax Asset Deed and the Landmark earn-out (which was settled in February, 2019), as well as our day-to-day operations and future investment requirements. Refer to Note 10, Related Party Transactions in our Consolidated Financial Statements included in Item 8 herein, for additional information on the amended agreements with OM plc. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.
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

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due by period
($ in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Amounts due to OM plc(1)	$33.0	$30.6	$2.4	$—	$—
Other third party borrowings	400.0	—	—	—	400.0
Lease obligations(2)	54.4	14.1	26.5	10.9	2.9
Co-investment obligations	69.5	19.0	42.4	7.7	0.4
Other liabilities(3)	1.3	0.2	0.4	0.4	0.3
Maximum Affiliate equity and profits interests repurchase obligations(4)	557.5	284.1	108.7	49.7	115.0
Total contractual obligations	$1,115.7	$348.0	$180.4	$68.7	$518.6

(1)
Amounts due to OM plc are comprised of $25.2 million related to the deferred tax asset liability and $7.5 million related to co-investments. We entered into the Deferred Tax Asset Deed with OM plc in October 2014 and amended the agreement in June 2016. Following the passage of the Tax Act, we made adjustments to revalue the Deferred Tax Asset Deed. In 2018, the Company agreed to terminate the DTA Deed with OM plc. The Company recorded a revaluation gain of $20.0 million in connection with the settlement of the DTA Deed for the year ended December 31, 2018. In the first quarter of 2019, the final cash payment of $32.7 million will be made to OM plc to settle the outstanding liability under the Deed. The continuation of certain protections provided by OM plc related to the realized tax benefit resulting from the Company's use of deferred tax assets remains unaffected.

(2)	Amounts are shown net of income from subleases and exclude transferred Affiliates.

(3)	Represents the mortgage on a building owned by an Affiliate.

(4)
Represents amortized amounts putable by Affiliate key employees. Includes the earn out payment due in connection with our 2016 acquisition of Landmark Partners, LLC, which was subsequently settled after year-end. Our obligation in any given period in respect of funding these potential repurchases of Affiliate equity and profits interests is limited to only that portion that may be put to us by Affiliate key employees, which is typically capped annually under the terms of these arrangements such that we are not required to repurchase more than we can reasonably recycle by re-granting the interests in lieu of cash variable compensation owed to Affiliate key employees. Any equity or profits interests repurchased by us can be used to fund a portion of future variable compensation awards resulting in savings in cash variable compensation that offset the negative cash effect of repurchasing the equity.

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
Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Consolidated Financial Statements.

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

Our model for assessing the impact of market risk on our results uses December 31, 2018 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance remains the same as it was on December 31, 2018. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended December 31, 2018.
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
The value of our assets under management was $206.3 billion as of December 31, 2018. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $77.3 million, including equity-accounted Affiliates, based on our current weighted average fee rate of approximately 37 basis points, excluding net catch-up fees, including equity-accounted Affiliates. Approximately $45.0 billion, or 22%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 80% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance and high-water mark status of our alternative assets, a 10% increase or decrease in AUM would have approximately a $1.0 million impact to our gross performance fees based on our trailing twelve month performance fees of $9.8 million as of December 31, 2018. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $28.0 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $169.4 billion of equity assets under management to increase or decrease by $16.9 billion, resulting in a change in annualized management fee revenue of $57.1 million and an annual change in post-tax economic net income of approximately $21.6 million, given our current cost structure, operating model, and weighted average equity fee rates of 34 basis points at the mix of strategies as of December 31, 2018. Approximately $34.5 billion, or 20%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have no material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative instruments denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $87.3 billion of foreign currency denominated AUM to increase or decrease by $8.7 billion, resulting in a change in annualized management fee revenue of $36.5 million and an annual change in post-tax economic net income of $14.1 million, based on weighted average fees earned on our foreign currency denominated AUM of 42 basis points at the mix of strategies as of December 31, 2018. Approximately $11.0 billion, or 12%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 90% are in accounts for which performance fees are calculated based on investment return in excess of the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.6 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $13.1 billion, would cause AUM to rise or fall by approximately $1.3 billion. Based on our fixed income weighted average fee rates of 20 basis points, annualized management fees would change by $2.6 million and post-tax economic net income would change by $0.9 million annually. There are currently no material fixed income assets earning performance fees as of the year ended December 31, 2018.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSphere Investment Group plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BrightSphere Investment Group plc (formerly OM Asset Management plc) and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
/s/ KPMG
We have served as the Company’s auditor since 2014.
Boston, Massachusetts
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSphere Investment Group plc:
Opinion on Internal Control Over Financial Reporting
We have audited BrightSphere Investment Group plc (formerly OM Asset Management plc) and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes, and our report dated February 28, 2019, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG
Boston, Massachusetts
February 28, 2019

BrightSphere Investment Group plc
Consolidated Balance Sheets
(in millions, except for share and per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$340.6	$186.3
Investment advisory fees receivable	159.1	208.3
Income taxes receivable	3.9	30.0
Fixed assets, net	49.0	41.7
Investments (includes balances reported at fair value of $196.6 and $182.6)	198.5	244.4
Acquired intangibles, net	71.7	78.3
Goodwill	274.6	274.6
Other assets	41.6	33.6
Deferred tax assets	270.1	240.6
Assets of consolidated Funds:
Cash and cash equivalents, restricted	4.9	14.1
Investments, at fair value	124.8	136.7
Other assets	14.9	3.1
Total assets	$1,553.7	$1,491.7
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$54.3	$54.9
Accrued incentive compensation	171.0	186.1
Amounts due to OM plc	33.0	59.1
Other compensation liabilities	649.2	479.0
Accrued income taxes	53.6	96.2
Non-recourse borrowings	—	33.5
Third party borrowings	393.3	392.8
Other liabilities	8.3	8.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	13.1	2.5
Securities sold, not yet purchased, at fair value	1.7	7.9
Other liabilities	0.1	0.1
Total liabilities	1,377.6	1,320.4
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	41.9	44.0
Equity:
Ordinary shares (nominal value $0.001; 105,160,021 and 109,720,358 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	124.1	96.9
Accumulated other comprehensive loss	(20.9)	(21.6)
Non-controlling interests	1.6	1.3
Non-controlling interests in consolidated Funds	29.3	50.6
Total equity and redeemable non-controlling interests in consolidated Funds	176.1	171.3
Total liabilities and equity	$1,553.7	$1,491.7

See Notes to Consolidated Financial Statements

BrightSphere Investment Group plc
Consolidated Statements of Operations
(in millions except for per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenue:
Management fees	$905.0	$858.0	$659.9
Performance fees	9.8	26.5	2.6
Other revenue	9.6	1.2	0.9
Consolidated Funds’ revenue	3.8	1.7	0.1
Total revenue	928.2	887.4	663.5
Operating expenses:
Compensation and benefits	696.4	682.8	397.4
General and administrative expense	126.0	112.9	98.3
Amortization of acquired intangibles	6.6	6.6	2.6
Depreciation and amortization	14.5	11.7	9.4
Consolidated Funds’ expense	0.9	2.4	0.2
Total operating expenses	844.4	816.4	507.9
Operating income	83.8	71.0	155.6
Non-operating income and (expense):
Investment income	66.5	27.4	17.2
Interest income	3.2	0.8	0.4
Interest expense	(24.9)	(24.5)	(11.3)
Revaluation of DTA deed	20.0	51.8	—
Net consolidated Funds’ investment gains (losses)	(13.4)	15.5	(1.1)
Total non-operating income	51.4	71.0	5.2
Income from continuing operations before taxes	135.2	142.0	160.8
Income tax expense	5.0	132.8	40.8
Income from continuing operations	130.2	9.2	120.0
Gain (loss) on disposal of discontinued operations, net of tax	0.1	(0.1)	6.2
Net income	130.3	9.1	126.2
Net income (loss) attributable to non-controlling interests in consolidated Funds	(6.1)	4.9	(0.2)
Net income attributable to controlling interests	$136.4	$4.2	$126.4
Earnings per share (basic) attributable to controlling interests	$1.27	$0.04	$1.05
Earnings per share (diluted) attributable to controlling interests	1.26	0.04	1.05
Continuing operations earnings per share (basic) attributable to controlling interests	1.27	0.04	0.98
Continuing operations earnings per share (diluted) attributable to controlling interests	1.26	0.04	0.98
Weighted average ordinary shares outstanding	107.4	110.7	119.2
Weighted average diluted ordinary shares outstanding	107.6	111.4	119.5

See Notes to Consolidated Financial Statements

BrightSphere Investment Group plc
Consolidated Statements of Comprehensive Income
(in millions)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$130.3	$9.1	$126.2
Other comprehensive income (loss):
Valuation and amortization related to derivative securities, net of tax	2.4	1.8	(20.3)
Foreign currency translation adjustment	(1.7)	2.9	(3.2)
Total comprehensive income	131.0	13.8	102.7
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	(6.1)	4.9	(0.2)
Total comprehensive income attributable to controlling interests	$137.1	$8.9	$102.9

See Notes to Consolidated Financial Statements

BrightSphere Investment Group plc
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2018, 2017 and 2016
($ in millions, except share data)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficit)	Non-controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2015	120.5	$0.1	$168.6	$(2.8)	$165.9	$—	$—	$165.9	$—	$165.9
Issuance of ordinary shares	0.5	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(6.9)	—	(98.2)	—	(98.2)	—	—	(98.2)	—	(98.2)
Capital contributions (redemptions)	—	—	(0.4)	—	(0.4)	—	—	(0.4)	—	(0.4)
Equity-based compensation	—	—	12.8	—	12.8	—	—	12.8	—	12.8
Foreign currency translation adjustment	—	—	—	(3.2)	(3.2)	—	—	(3.2)	—	(3.2)
Valuation and amortization of derivative securities, net of tax	—	—	—	(20.3)	(20.3)	—	—	(20.3)	—	(20.3)
Amendment of deferred tax asset deed	—	—	19.8	—	19.8	—	—	19.8	—	19.8
Business acquisition	—	—	—	—	—	1.0	—	1.0	—	1.0
Net consolidation (deconsolidation) of Funds	—	—	—	—	—	—	—	—	5.5	5.5
Dividends to shareholders ($0.32 per share)	—	—	(13.4)	—	(13.4)	—	—	(13.4)	—	(13.4)
Dividends to related parties ($0.32 per share)	—	—	(25.4)	—	(25.4)	—	—	(25.4)	—	(25.4)
Net income (loss)	—	—	126.4	—	126.4	—	—	126.4	—	126.4
December 31, 2016	114.1	$0.1	$190.2	$(26.3)	$164.0	$1.0	$—	$165.0	$5.5	$170.5
Issuance of ordinary shares	0.6	$—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(5.0)	—	(73.1)	—	(73.1)	—	—	(73.1)	—	(73.1)
Capital redemptions	—	—	(1.1)	—	(1.1)	—	—	(1.1)	33.4	32.3
Equity-based compensation	—	—	15.7	—	15.7	—	—	15.7	—	15.7
Foreign currency translation adjustment	—	—	—	2.9	2.9	—	—	2.9	—	2.9
Amortization of derivative securities, net of tax	—	—	—	1.8	1.8	—	—	1.8	—	1.8
Business acquisition	—	—	—	—	—	0.3	—	0.3	—	0.3
Net consolidation (deconsolidation) of Funds	—	—	—	—	—	—	50.9	50.9	(0.1)	50.8
Dividends to shareholders ($0.36 per share)	—	—	(27.7)	—	(27.7)	—	—	(27.7)	—	(27.7)
Dividends to related parties ($0.36 per share)	—	—	(11.3)	—	(11.3)	—	—	(11.3)	—	(11.3)
Net income (loss)	—	—	4.2	—	4.2	—	(0.3)	3.9	5.2	9.1
December 31, 2017	109.7	$0.1	$96.9	$(21.6)	$75.4	$1.3	$50.6	$127.3	$44.0	$171.3
Issuance of ordinary shares	1.0	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(5.5)	—	(74.6)	—	(74.6)	—	—	(74.6)	—	(74.6)
Capital contributions (redemptions)	—	—	—	—	—	—	9.3	9.3	78.9	88.2
Equity-based compensation	—	—	7.7	—	7.7	—	—	7.7	—	7.7
Foreign currency translation adjustment	—	—	—	(1.7)	(1.7)	—	—	(1.7)	—	(1.7)
Amortization of derivative securities, net of tax	—	—	—	2.4	2.4	—	—	2.4	—	2.4
Business acquisition	—	—	—	—	—	0.3	—	0.3	—	0.3
Net deconsolidation of Funds	—	—	—	—	—	—	(28.8)	(28.8)	(76.7)	(105.5)
Dividends ($0.39 per share)	—	—	(42.3)	—	(42.3)	—	—	(42.3)	—	(42.3)
Net income (loss)	—	—	136.4	—	136.4	—	(1.8)	134.6	(4.3)	130.3
December 31, 2018	105.2	$0.1	$124.1	$(20.9)	$103.3	$1.6	$29.3	$134.2	$41.9	$176.1
See Notes to Consolidated Financial Statements

BrightSphere Investment Group plc
Consolidated Statements of Cash Flows
(in millions)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$130.3	$9.1	$126.2
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	6.1	(4.9)	0.2
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
(Gain) loss from discontinued operations, excluding consolidated Funds	(0.1)	0.1	(6.2)
Amortization of acquired intangibles	6.6	6.6	2.6
Depreciation and amortization	14.5	11.7	9.4
Amortization of debt-related costs	3.3	3.1	1.3
Loss on disposal of fixed assets	—	—	0.1
Amortization and revaluation of non-cash compensation awards	198.8	192.3	45.1
Net earnings from Affiliates accounted for using the equity method	(2.7)	(14.5)	(15.1)
Distributions received from equity method Affiliates	11.9	15.4	13.5
Revaluation of DTA Deed	(20.0)	(51.8)	—
Impact of Tax Act on deferred income taxes	—	121.1	—
Gain on sale of investment in Affiliate	(65.7)	—	—
Deferred income taxes	(24.8)	(30.1)	13.3
(Gains) losses on other investments	6.1	(37.4)	(3.0)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and other amounts due from OM plc	49.5	(44.7)	(3.1)
(Increase) decrease in other receivables, prepayments, deposits and other assets	21.9	(31.6)	(17.6)
Increase (decrease) in accrued incentive compensation and other liabilities and amounts due to OM plc	(37.3)	65.2	(14.0)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(46.1)	15.3	(28.8)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	252.3	224.9	123.9
Net income (loss) attributable to non-controlling interests in consolidated Funds	(6.1)	4.9	(0.2)
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
(Gains) losses on other investments	9.0	(5.6)	0.1
(Increase) decrease in receivables and other assets	(14.1)	(0.8)	(0.1)
Increase (decrease) in accounts payable and other liabilities	13.0	2.1	0.5
Net cash flows from operating activities of continuing operations of consolidated Funds	1.8	0.6	0.3
Net cash flows from operating activities of continuing operations	254.1	225.5	124.2
Net cash flows from operating activities of discontinued operations	0.1	—	13.5
Total net cash flows from operating activities	254.2	225.5	137.7

BrightSphere Investment Group plc
Consolidated Statements of Cash Flows (Continued)
(in millions)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from investing activities:
Purchase of fixed assets, excluding discontinued operations	(21.7)	(13.7)	(13.5)
Proceeds from sale of investment in Affiliate	105.0	—	—
Business acquisitions, net of cash acquired	—	(1.9)	(219.1)
Purchase of investment securities	(103.9)	(84.6)	(65.0)
Sale of investment securities	78.2	89.4	13.3
Cash flows from investing activities of consolidated Funds:
Purchase of investments	(250.3)	(145.6)	(11.6)
Redemption of investments	191.2	59.8	11.2
Consolidation (de-consolidation) of Funds	(40.2)	65.6	0.5
Net cash flows from investing activities of continuing operations	(41.7)	(31.0)	(284.2)
Net cash flows from investing activities of discontinued operations	—	—	—
Total net cash flows from investing activities	(41.7)	(31.0)	(284.2)
Cash flows from financing activities:
Proceeds from third party and non-recourse borrowings	15.0	76.0	450.1
Repayment of third party and non-recourse borrowings	(48.5)	(42.5)	(148.0)
Payment to OM plc for promissory notes	(4.5)	—	—
Payment to OM plc for deferred tax arrangement	—	(45.6)	(41.4)
Payment to OM plc for co-investment redemptions	(3.9)	(4.8)	(10.7)
Repurchase of ordinary shares	(71.2)	(74.1)	(98.6)
Dividends paid to shareholders	(31.8)	(27.5)	(13.1)
Dividends paid to related parties	(10.7)	(11.3)	(25.4)
Cash flows from financing activities of consolidated Funds
Redeemable non-controlling interest capital raised	88.6	33.4	—
Redeemable non-controlling interest capital redeemed	(0.4)	—	—
Net cash flows from financing activities of continuing operations	(67.4)	(96.4)	112.9
Net cash flows from financing activities of discontinued operations	—	—	—
Total net cash flows from financing activities	(67.4)	(96.4)	112.9
Net increase (decrease) in cash and cash equivalents	145.1	98.1	(33.6)
Cash and cash equivalents at beginning of period	200.4	102.3	135.9
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$345.5	$200.4	$102.3

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$22.2	$22.1	$3.1
Income taxes paid	$45.6	$71.2	$23.5

Supplemental disclosure of non-cash investing and financing transactions:
Consolidation (de-consolidation) of Funds	$(105.5)	$50.8	$5.5
Payable for securities purchased by a consolidated Fund	$10.8	$—	$—

See Notes to Consolidated Financial Statements

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

1) Organization and Description of the Business

BrightSphere Investment Group plc (“BrightSphere”, “BSIG” or the “Company”), through its subsidiaries, is a global asset management business with interests in a diverse group of boutique investment management firms (the “Affiliates”) individually headquartered in the United States. The Company provides investment management services globally to predominantly institutional investors, in asset classes that include U.S. and global equities, fixed income, alternative assets, timber and secondary Funds focused in real estate and private equity. Fees for services are largely asset-based and, as a result, the Company’s revenue fluctuates based on the performance of financial markets and investors’ asset flows in and out of the Company’s products.
The Company’s Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with its Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. BSIG and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business.
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and December 31, 2018, the Company, OM plc and/or HNA Capital US (“HNA”) completed the following transactions in the Company’s shares, including a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA and a two-step transaction announced on November 19, 2018 for a sale of the substantial majority of the ordinary shares held by HNA of the Company to Paulson & Co. (“Paulson”). On February 25, 2019, this transaction was completed and Paulson holds approximately 21.7% of the ordinary shares of the Company.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

1) Organization and Description of the Business (cont.)

			Ownership percentage following the transactions for:
Date	Transaction description	Total shares	OM plc	HNA	Paulson	Note
October 15, 2014	IPO of BSIG shares by OM plc	24,231,375	78.8%	—%	—%	(1)
June 22, 2015	Secondary public offering by OM plc	15,295,000	65.8%	—%	—%	(2)
December 16, 2016	Secondary public offering by OM plc	14,950,000	—	—	—%	(3)
December 16, 2016	Repurchase and retirement of shares by BSIG	6,000,000	51.1%	—%	—%	(4)
May 12, 2017	Sale of shares from OM plc to HNA	11,414,676	40.9%	9.95%	—%	(5)
May 19, 2017	Secondary public offering by OM plc	19,895,000	—	—	—%	(6)
May 19, 2017	Repurchase and retirement of shares by BSIG	5,000,000	20.1%	10.4%	—%	(4)
November 10, 2017	Sale of shares from OM plc to HNA	15,960,553	5.51%	24.95%	—%	(7)
November 17, 2017	Secondary public offering by OM plc	6,039,630	—%	24.95%	—%	(8)
November 19, 2018	Sale of shares from HNA to Paulson	4,598,566	—%	21.4%	4.9%	(9)
February 21, 2019	Repurchase and retirement of shares by BSIG	4,100,000	—%	19.4%	5.4%	(4)
February 25, 2019	Repurchase and retirement of shares by BSIG	3,886,625	—%	16.0%	5.7%	(4)
February 25, 2019	Sale of shares from HNA to Paulson	14,790,038	—%	—%	21.7%	(9)

(1)	Includes 2,231,375 shares purchased by the underwriters of the offering under their overallotment option.

(2)	Includes 1,995,000 shares purchased by the underwriters of the offering under their overallotment option.

(3)	Includes 1,950,000 shares purchased by the underwriters of the offering under their overallotment option.

(4)	Purchased pursuant to the share repurchase program described below. All shares repurchased by the Company were retired.

(5)	Following the May 12, 2017 sale of shares from OM plc to HNA, on May 24, 2017, OM plc appointed Dr. Guang Yang of HNA as an OM plc director.

(6)	Includes 2,595,000 shares purchased by the underwriters of the offering under their overallotment option.

(7)	Following the November 10, 2017 sale of shares from OM plc to HNA, HNA acquired the right to appoint two directors to the Company’s board.

(8)	Upon completion of the November 17, 2017 offering, OM plc indirectly owned 1,000 of the Company’s outstanding ordinary shares.

(9)
In connection with the November 19, 2018 sale of shares from HNA to Paulson, on November 16, 2018, HNA appointed John Paulson and Dr. Guang Yang as HNA directors. The final sale of shares from HNA to Paulson was completed on February 25, 2019.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

1) Organization and Description of the Business (cont.)

On March 2, 2018, the Company announced the change of its name from OM Asset Management plc to BrightSphere Investment Group plc.
Share Repurchase Program
On February 3, 2016, the Company’s Board of Directors authorized a $150 million share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, the Company’s Board of Directors approved an amendment to the existing share repurchase contract, to permit the repurchase of ordinary shares, from time to time, up to an aggregate limit of $600 million of ordinary shares. This amendment was subsequently approved by shareholders on June 19, 2018. In 2018, the Company purchased 5,549,861 shares on the open market at a weighted average price of $13.35/share. In 2017, the Company did not purchase shares on the open market. In 2016, the Company purchased 921,740 shares on the open market at a weighted average price of $13.22/share.
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
In January and February of 2019, the Company purchased 5,343,669 shares on the open market at a weighted average price of $12.34/share.
In February 2019, the Company announced and completed a repurchase of shares held by HNA. The Company repurchased 4,100,000 shares at a price of $13.89/share and 3,886,625 shares at a price of $13.95/share. This repurchase was conducted under the Company’s current share repurchase authorization and was funded with cash on hand and available debt capacity under the Company’s $350 million revolving credit facility.
All shares repurchased by the Company were retired.
Segment Information
The Company operates one business segment that provides investment management services and products to predominantly institutional clients. The primary measure used by the Chief Operating Decision Maker (“CODM”) in measuring performance and allocating resources is economic net income. As of December 31, 2018 and 2017, all of the Company’s material long-lived assets were domiciled in the United States. For each of the years ended December 31, 2018, 2017 and 2016, the Company’s revenue from external customers was primarily attributable to the United States.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies

The Company’s significant accounting policies are as follows:
Basis of presentation
These Consolidated Financial Statements reflect the historical balance sheets; statements of operations; statements of comprehensive income; statements of changes in shareholders’ equity; and statements of cash flows of the Company. Within these Consolidated Financial Statements, entities that are part of OM plc’s consolidated results, but are not part of BSIG, as defined above, as well as HNA, Paulson and their related entities, are referred to as “related parties.”
The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Transactions between the Company and its related parties are included in the Consolidated Financial Statements, however material intercompany balances and transactions among the Company, its consolidated Affiliates and consolidated Funds are eliminated in consolidation.
Revenue recognition
Revenue from contracts with customers
On January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” (“ASC 606”), using the modified retrospective method applied to all contracts. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company applied the five step method outlined in ASC 606 to all revenue streams.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

Management fees are recognized monthly as services are rendered. Affiliates that manage tangible property may also earn transaction fees at the time the underlying property is bought and sold. Any fees collected in advance are deferred and recognized as income over the period earned. Dividend income received is recorded on the ex-dividend date.
Performance fees are generally assessed as a percentage of the investment performance realized on a client’s account. Additionally, separate accounts or other products which primarily earn management fees are potentially subject to performance adjustments up or down based on investment performance versus benchmark. Performance fees, including those that are subject to clawback, are recognized when they (i) become billable to customers (based on contractual terms of agreements) and (ii) are not subject to contingent repayment.
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
Certain Funds reimburse the Company’s Affiliates for certain expenses where the Affiliate is acting as a principal, primarily for compensation expense for field office personnel at several Timber Funds (as defined below). Revenue from expense reimbursement is accrued at cost as the corresponding reimbursable expenses are incurred and is recorded in other revenue in the Company’s Consolidated Statements of Operations.
Revenue from other sources
Other revenue also includes interest income on cash and cash equivalents and revenue from administration and consulting services.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
In addition, under certain circumstances, Affiliate key employees are eligible to receive repurchase payments upon exiting the plans based on a multiple of the last twelve months profits of their respective Affiliate, as defined. Profits allocated and movements in the potential repurchase value, determined based on a fixed multiple times trailing twelve month profits, as defined, are recognized as compensation expense. Profit interests compensation liabilities are re-measured at each reporting date at the twelve month earnings multiple, with movements treated as compensation expense in the Company’s Consolidated Statements of Operations.
Share-based compensation plans
The Company recognizes the cost of all share-based payments to directors, senior management and employees, including grants of restricted stock and stock options, as compensation expense in the Consolidated Statements of Operations over the respective vesting periods. Awards made previously under OM plc’s restricted stock and stock options plans are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded.
Awards made under the Company’s equity plans are accounted for as equity settled, and the grant date fair value is recognized as compensation expense over the requisite service period, with a corresponding contribution to capital recorded. Valuation of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is determined based on the Company’s closing share price as quoted on the New York Stock Exchange on the measurement date. For performance-based awards and stock options, a Monte-Carlo simulation model is used to determine the fair value. Key inputs for the model include: assumed reinvestment of dividends, risk-free interest rate and expected volatility. All excess tax benefits and deficiencies on share-based payment awards are recognized as income tax expense or benefit in the Consolidated Statements of Operations. In addition, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur and excess tax benefits or deficiencies are classified with other income tax cash flows as an operating activity in the statement of cash flows. The Company recognizes forfeitures as they occur.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Funds
In the normal course of business, the Company’s Affiliates sponsor and manage certain investment vehicles (the “Funds”). The Company assesses consolidation requirements with respect to its Funds.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

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
Investments and Investment Transactions
Valuation of investments held at fair value
Valuation of Fund investments, including Timber Funds, is evaluated pursuant to the fair value methodology discussed below. Other investments are categorized as trading and recorded at estimated fair value. Realized and unrealized gains and losses arising from changes in fair value of investments are reported within investment income in the Consolidated Statements of Operations. See Note 5 for a summary of the fair value inputs utilized to determine the fair value of other investments held at fair value.
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
Short sales
Certain Funds may sell a security they do not own in anticipation of a decline in the fair value of that security. When a Fund sells a security short, it must borrow the security sold short and deliver it to the broker-dealer through which it made the short sale. The short sales are secured by the long portfolio and available cash. The Fund records a gain, limited to the price at which the Fund sold the security short, or a loss, unlimited in size, upon the termination of a short sale. The amount of the gain or loss will be equal to the proceeds received in entering into the short sale less the cost of buying back the short security to close the short position. While the transaction is open, the Fund will incur an expense for any accrued dividends or interest which is paid to the lender of the securities. These short sales may involve a level of risk in excess of the liability recognized in the accompanying Consolidated Balance Sheets. The extent of such risk cannot be quantified.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

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
Foreign currency translation and transactions
Assets and liabilities of non-U.S. entities for which the local currency is the functional currency are translated at current exchange rates as of the end of the accounting period. The related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income (loss). Transactions denominated in a foreign currency are revalued at the current exchange rate at the transaction date and any related gains and losses are recognized in earnings.
Equity method investments
The Company uses the equity method of accounting for investments that provide the Company with the ability to exercise significant influence over an entity, but that do not meet the requirements for consolidation. Equity method investments include two Affiliates, Heitman LLC (through November 30, 2017) and Investment Counselors of Maryland, LLC, as well as all unconsolidated Funds over which the Company exercises significant influence. In August 2017, the Company agreed in principle to sell its stake in Heitman LLC to Heitman’s management. Pursuant to that term sheet, BSIG entered into a redemption agreement on November 17, 2017. Heitman continued to be recorded as an equity method investment through November 30, 2017, at which point the Company reclassified its investment in Heitman to a cost-method investment. The transaction closed on January 5, 2018.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

Fair value measurements
In accordance with the accounting standards for fair value measurement, fair value is the price that the Company expects to be paid upon the sale of an asset or expects to pay upon the transfer of a liability in an orderly transaction between market participants. There is a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect the Company’s own conclusions about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
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
•Level III—Pricing inputs are unobservable for the asset or liability and include assets and liabilities where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partner interests in timber funds, corporate private equity, real estate funds, and funds of hedge funds.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

Operating segment
The Company operates in one operating segment that provides investment management services and products primarily to institutional clients. The Company’s determination that it operates one business segment is based on the fact that the CODM reviews the Company’s financial performance on an aggregate level.
Derivatives and Hedging
The Company may utilize derivative financial instruments to hedge the risk of movement of interest rates and foreign currency on financial assets and liabilities. These derivative financial instruments may or may not qualify as hedges for accounting purposes. The Company records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. For a derivative financial instrument that qualifies as a hedge for accounting purposes and is designated as a hedging instrument, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings over the life of the hedge. The ineffective portion of the gain or loss is recognized in earnings immediately.
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
Fixed assets
Fixed assets are recorded at historical cost and depreciated using the straight-line method over its estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Computer software developed or obtained for internal use capitalized during the application development stage is amortized using the straight-line method over the estimated useful life of the software, which is generally five years or less. The estimated useful life of building assets is thirty-nine years. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

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
The Company tests for the possible impairment of definite-life intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flows amount, an impairment charge is recorded in the Consolidated Statements of Operations for amounts necessary to reduce the carrying value of the asset to fair value. Indefinite-life intangible assets are tested for impairment annually as of the first business day of the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

The Company performs its assessment for impairment of goodwill annually as of the first business day of the fourth quarter, or as necessary, and the Company has determined that it has six reporting units, consisting of the six consolidated Affiliates. The Company first considers various qualitative factors to determine if it is more likely than not that the fair value of each of the reporting units is greater than its respective carrying amount, including goodwill. If based on the qualitative assessment it is determined that it is more likely than not that the fair value of any reporting unit is below its respective carrying amount, therefore indicating that impairment may exist, the impact would be determined at that point through a quantitative assessment. For purposes of assessing potential impairment, the fair value of the reporting unit is estimated and compared to the carrying value of the reporting unit. The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating cash flows, discount rates and terminal value. These assumptions and estimates can change in future periods based on market movement and factors impacting the expected business performance. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. If it is determined that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount equal to that excess; not to exceed the total amount of goodwill allocated to that reporting unit. Based on the Company’s most recent annual goodwill impairment test, the Company concluded that the fair value of each of its reporting units was more likely than not in excess of their carrying values. At the close of each year, management assessed whether there were any conditions present during the fourth quarter that would indicate impairment subsequent to the initial assessment date and concluded that no such conditions were present.
During 2017, the Company changed the goodwill and indefinite life intangible assets impairment assessment date from the last day of the third quarter to the first business day of the fourth quarter of the fiscal year. The Company believes that changing the annual goodwill impairment assessment date did not result in a material change in the method of applying the accounting requirements.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

Deferred financing costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in total equity as a reduction of Shareholders’ equity generated as a result of the offering. At the time in which the equity financing is no longer considered probable of being consummated, the deferred financing costs are expensed immediately as a charge to operating expenses in the Consolidated Statements of Operations.
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
The Company’s accounting policy is to treat the global intangible low-taxed income taxes which became effective January 1, 2018 as a result of the Tax Cuts and Jobs Act as period costs in the accounting and tax periods in which they are incurred.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

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
Other comprehensive income (loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income (loss) represents net income (loss), as presented in the accompanying Consolidated Statements of Operations, adjusted for net foreign currency translation adjustments and adjustments to the valuation and amortization of certain derivative securities, net of tax.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

Restructuring costs
A liability for restructuring is recognized only after management has developed a formal plan, approved by the Board of Directors, to which it has committed. The costs included in a restructuring liability are those costs that are either incremental or incurred as a direct result of the plan, or are the result of a continuing contractual obligation with no continuing economic benefit to the Company, or a penalty incurred to cancel the contractual obligation. Refer to Note 23 for details of the Company’s restructuring activities.
Recently adopted accounting standards
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which revised revenue accounting rules through the creation of ASC 606 and expanded the disclosure requirements. The Company adopted ASU 2014-09 using the modified retrospective method. Results for periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting. The implementation of the new standard had no material impact on the measurement or timing of revenue recognition in prior periods and therefore no cumulative impact adjustment was necessary to the Company’s opening retained earnings as of January 1, 2018. The most significant impact in implementing the standard has been related to the accounting for certain pass-through costs on a gross basis. Refer to Note 17 for details of accounting for pass-through costs.
On January 1, 2018, the Company adopted the provisions of ASU2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” (“ASU 2016-01”). In adopting ASU 2016-01, the Company changed the methodology in how it records investments in unconsolidated Timber Funds, from historical cost less depletion to fair value, based upon the Company’s proportionate share of the underlying net asset value. See Note 5 for the re-categorization of unconsolidated investments in Timber Funds within the fair value measurements table. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
On April 1, 2018, the Company adopted ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). Under ASU 2017-04, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value. Pursuant to the standard, the Company applied ASU 2017-04 for the annual goodwill impairment test performed during the fourth quarter. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

2) Basis of Presentation and Significant Accounting Policies (cont.)

Accounting standards not yet adopted
In January 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 changes existing U.S. GAAP by requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases under previous U.S. GAAP. The lease asset would reflect a right-of-use asset and the lease liability would reflect the present value of the future lease payments. ASU 2016-02 is effective for public companies for fiscal years beginning after December 15, 2018 and the Company plans to elect a modified retrospective transition approach utilizing the transition option provided by ASU 2018-11, to apply ASU 2016-02 as of the adoption date, January 1, 2019 without restating prior comparative periods. The Company will also adopt certain available practical expedients that will alleviate complexities related to the implementation. The Company expects the total balance sheet impact resulting from the recognition of the right-of-use asset and lease liability to be approximately $46 - $51 million. The adoption will not have a material impact on our results of operations. The Company is implementing a lease accounting software tool to assist in the accounting for lease arrangements under the new accounting rules and has abstracted lease contract data as inputs into the lease accounting tool. As of the date of this report, the Company is completing its data validation and detailed testing of the outputs of the software tool.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

3) Acquisitions

On August 18, 2016, the Company acquired a majority of the equity interests in Landmark Partners, LLC, (“Landmark”) a leading global secondary private equity, real estate and real asset investment firm. The Company acquired a 60% interest in Landmark in exchange for $242.7 million. An additional payment of $207.6 million was earned based on the growth of Landmark’s business and was paid in February 2019. The equity interests of Landmark purchased by the Company entitle the Company to participate in the earnings of Landmark. Certain key members of the management team of Landmark retained the remaining 40% interest in Landmark, subject to certain vesting conditions. The Company financed the acquisition through proceeds from multiple note offerings, including $275.0 million of 4.80% senior notes due July 27, 2026 and $125.0 million of 5.125% senior notes due August 1, 2031. (see Note 13)
The Company accounted for the acquisition of Landmark as a business combination which requires assets acquired and liabilities assumed to be recorded at fair value. The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for BSIG’s acquisition of Landmark (in millions):

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
The fair value of the amortizable intangible asset management contracts was determined using the excess earnings method, a form of the income approach. The principle behind the excess earnings method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. Excess earnings represent the earnings remaining after applying post-tax contributory asset charges to reflect the

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

3) Acquisitions (cont.)

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
During the year ended December 31, 2016, the Company incurred $6.1 million of transaction costs related to the acquisition of Landmark. These costs are recognized within general and administrative expense in the Consolidated Statements of Operations.
In conjunction with the acquisition, the Company entered into compensation arrangements with employees of Landmark where pre-acquisition equity units held by Landmark employees became subject to a service condition. These units are accounted for as stock-based compensation, were fair valued as of the closing date of the acquisition and vest over varying increments from December 31, 2018 through December 31, 2024. These units contain put rights that provide liquidity to the employees upon vesting and are remeasured at the end of each reporting period.
The financial results of Landmark included in the Company’s consolidated financial results for the year ended December 31, 2016 include revenues of $28.4 million, with $(13.5) million of net loss included in net income (loss) attributable to the Company, which includes amortization of intangible assets recorded in purchase accounting and compensation expense for the arrangements with employees of Landmark noted above.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

3) Acquisitions (cont.)

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined financial results of BSIG and Landmark, as though the acquisition had occurred as of January 1, 2016. The unaudited pro forma financial information reflects certain adjustments for amortization expense related to the fair value of acquired intangible assets, interest expense related to debt incurred to finance the acquisition, amortization related to stock-based compensation arrangements entered into in conjunction with the acquisition, and the income tax impact of the pro forma adjustments. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the financial results that would have been achieved had the acquisition actually occurred as of January 1, 2016 (in millions, except per-share amounts):

For the year ended December 31,
2016
Revenues	$713.5
Total operating expenses	594.7
Income from continuing operations before taxes	109.2
Net income attributable to BSIG	91.7
Net income per share attributable to BSIG shareholders:
Basic	$0.77
Diluted	$0.77

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

4) Investments

Investments are comprised of the following at December 31 (in millions):

	2018	2017
Investments of consolidated Funds held at fair value	$124.8	$136.7
Other investments held at fair value (1)	104.8	87.4
Investments related to long-term incentive compensation plans held at fair value	91.8	95.2
Total investments held at fair value	$321.4	$319.3
Equity-accounted investments in Affiliates (Note 7)	1.9	1.6
Investments in Affiliates carried at cost	—	53.8
Other investments carried at cost(1)	—	6.4
Total investments per Consolidated Balance Sheets	$323.3	$381.1

(1) At December 31, 2017, $6.4 million of investments made by one of our Affiliates in timber and timberlands were recorded at cost. In 2018, the Company transitioned to fair value recognition and presentation and investments formerly carried at cost were reclassified from “other investments carried at cost” in this table as of December 31, 2017 to “other investments held at fair value” in this table as of December 31, 2018. Also see Note 2.
In August 2017, the Company executed a non-binding term sheet to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, BSIG entered into a redemption agreement on November 17, 2017 and the Company reclassified its investment in Heitman to a cost-method investment. This transaction closed on January 5, 2018. The carrying value of BSIG’s interest in Heitman as of December 31, 2017 was $53.8 million and is included in “Investments in Affiliates carried at cost” in the table above. BSIG has retained its co-investment interests in Heitman-managed funds as well as any carried interest associated with these investments.
Investment income is comprised of the following for the years ended December 31 (in millions):

	2018	2017	2016
Realized and unrealized gains (losses) on other investments held at fair value	(1.9)	11.2	2.0
Investment return of held for sale investments	—	1.7	0.1
Total return on BSIG investments	(1.9)	12.9	2.1
Investment return of equity-accounted investments in Affiliates (Note 7)*	2.7	14.5	15.1
Gain on sale of Affiliate carried at cost	65.7	—	—
Total investment income per Consolidated Statements of Operations	$66.5	$27.4	$17.2

* As previously noted, the Company reclassified its investment in Heitman to a cost-method investment as of November 30, 2017, therefore earnings from Heitman as an equity-accounted investment are included in the table above for the first eleven months of 2017.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

5) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2018
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$13.8	$—	$—	$—	$13.8
Short-term investment funds	2.2	—	—	—	2.2
Bank loans	—	63.9	—	—	63.9
Other investments	3.7		—	38.8	42.5
Derivatives	2.2	0.2	—	—	2.4
Consolidated Funds total	21.9	64.1	—	38.8	124.8
Investments in separate accounts(2)	35.0	8.2	—	—	43.2
Investments related to long-term incentive compensation plans(3)	91.8	—	—	—	91.8
Investments in unconsolidated Funds(4)	—	—	3.0	58.6	61.6
BSIG total	126.8	8.2	3.0	58.6	196.6
Total fair value assets	$148.7	$72.3	$3.0	$97.4	$321.4

Liabilities of consolidated Funds(1)
Common stock	$(0.8)	$—	$—	$—	$(0.8)
Derivatives	(0.8)	(0.1)	—	—	(0.9)
Consolidated Funds total	(1.6)	(0.1)	—	—	(1.7)
Total fair value liabilities	$(1.6)	$(0.1)	$—	$—	$(1.7)

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

5) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, December 31, 2017
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$83.8	$—	$—	$—	$83.8
Short-term investment funds	0.5	—	—	—	0.5
Other investments	0.4	—	—	51.5	51.9
Derivatives	0.3	0.2	—	—	0.5
Consolidated Funds total	85.0	0.2	—	51.5	136.7
Investments in separate accounts(2)	46.1	—	—	—	46.1
Investments related to long-term incentive compensation plans(3)	95.2	—	—	—	95.2
Investments in unconsolidated Funds(4)	—	—	—	41.3	41.3
BSIG total	141.3	—	—	41.3	182.6
Total fair value assets	$226.3	$0.2	$—	$92.8	$319.3

Liabilities of BSIG and consolidated Funds(1)
Common stock	$(7.2)	$—	$—	$—	$(7.2)
Derivative securities	(0.5)	(0.2)	—	—	(0.7)
Consolidated Funds total	(7.7)	(0.2)	—	—	(7.9)
Total fair value liabilities	$(7.7)	$(0.2)	$—	$—	$(7.9)

(1)	Assets and liabilities measured at fair value are comprised of financial investments managed by the Company’s Affiliates.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

5) Fair Value Measurements (cont.)

The Company obtains prices from independent pricing services that may utilize broker quotes, but generally the independent pricing services will use various other pricing techniques which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. The Company has not made adjustments to the prices provided. Assets of consolidated Funds also include investments in bank loans. Interests in senior floating-rate loans for which reliable market participant quotations are readily available are valued at the average mid-point of bid and ask quotations obtained from a third-party pricing service. These assets are classified as Level II.
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
The uncategorized amount of $38.8 million at December 31, 2018 represents investments made by consolidated Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These consolidated Funds consist of real estate and private equity investment Funds. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

(2)
Investments in separate accounts of $43.2 million at December 31, 2018 consist of approximately 11% of cash equivalents and 89% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $46.1 million at December 31, 2017, consist of approximately 1% of cash equivalents and 99% of equity securities. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).

(3)
Investments related to long-term compensation plans of $91.8 million and $95.2 million at December 31, 2018 and 2017, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The uncategorized amounts of $58.6 million and $41.3 million at December 31, 2018 and December 31, 2017, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investments Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

These investments are subject to longer than monthly or quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

5) Fair Value Measurements (cont.)

the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to twelve years from December 31, 2018. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $3.0 million at December 31, 2018 related to investments in Timber Funds advised by Affiliates and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction and amounts ultimately realized may vary significantly from the fair value presented.
Not included in the above is $60.2 million at December 31, 2017, of investments carried at cost, including the Company’s investment in Heitman at December 31, 2017. In January 2018, the Heitman sale transaction was completed and the Company recognized a pre-tax gain of $65.7 million during 2018 in the Consolidated Statement of Operations.

On January 1, 2018, the Company adopted the provisions of ASU 2016-01, discussed further in Note 2, resulting in a re-categorization of certain unconsolidated investments in Timber Funds from historical cost less depletion to fair value.
The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the year (in millions):

	Investments in unconsolidated Funds	Consolidated Funds other investments
	Year Ended December 31, 2018	Year Ended December 31, 2018
Level III financial assets
At beginning of the period	$—	$—
Change in recognition based on adoption of ASU 2016-01	6.4	—
Transfers into Level III	—	26.5
Additions (redemptions)	(2.0)	—
Funds deconsolidation	—	(26.5)
Total net fair value losses recognized in net income	(1.4)	—
Total Level III financial assets	$3.0	$—

During the year ended December 31, 2018, the Company transferred $26.5 million of consolidated Funds other assets into Level III. These investments were not previously classified on the fair value hierarchy. The Fund was

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

5) Fair Value Measurements (cont.)

subsequently de-consolidated in 2018. There were no other significant transfers of financial assets or liabilities among Levels I, II or III during the year ended December 31, 2018.

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
The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	2018	2017
Assets
Investments at fair value	$124.8	$106.7
Other assets of consolidated Funds	19.8	16.8
Total Assets	$144.6	$123.5
Liabilities
Liabilities of consolidated Funds	$14.9	$3.3
Total Liabilities	$14.9	$3.3
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
The Company’s involvement with Funds that are VIEs and not consolidated by the Company is generally limited to that of an investment manager and its investment in the unconsolidated VIE, if any. The Company’s investment in any unconsolidated VIE generally represents an insignificant interest of the Fund’s net assets and assets under management, such that the majority of the VIE’s results are attributable to third parties. The Company’s exposure to

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

6) Variable Interest Entities (cont.)

risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.
The following information pertains to unconsolidated VIEs for which the Company holds a variable interest at December 31 (in millions):

	2018	2017
Unconsolidated VIE assets	$4,814.9	$6,001.1
Unconsolidated VIE liabilities	$2,115.1	$3,843.7
Equity interests on the Consolidated Balance Sheets	$22.5	$54.4
Maximum risk of loss(1)	$31.0	$58.5

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
On January 5, 2018, the Company closed a transaction to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. At December 31, 2018, the Company no longer has a variable interest in Heitman.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

7) Equity Accounted Investees

The following tables present summarized financial information for Affiliates and Funds accounted for under the equity method (in millions):

	For the year ended December 31,
Statements of Income	2018	2017	2016
Net revenues(1)	$12.9	$318.9	$340.9
Operating income	4.5	94.1	98.4
Other income, net	—	197.4	161.9
Income before income taxes	4.5	291.5	260.3
Less income tax expense	—	5.5	8.2
Exclude: non-controlling interests income	1.8	247.6	213.7
Net income attributable to controlling interests	$2.7	$38.4	$38.4
BSIG equity in net income of equity method investees (2)	$2.7	$16.3	$16.3

	As of December 31,
Balance Sheets	2018	2017
Total assets	$3.8	$3.5
Total liabilities	1.7	1.6
Non-controlling interests in subsidiaries	0.2	0.3
Members’ equity	$1.9	$1.6
BSIG equity investment and undistributed earnings of affiliated companies, before consolidating and reconciling adjustments	$1.9	$1.6
Consolidating and reconciling adjustments:
Goodwill attributable to equity method investment	—	—
BSIG investment in equity method investees	$1.9	$1.6

(1)	Net revenues include advisory fees for asset management services and investment income, including interest and dividends from consolidated investment partnerships.

(2)	ICM, an equity-accounted Affiliate, uses a revenue share model.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

8) Fixed Assets and Lease Commitments

Fixed assets consisted of the following at December 31 (in millions):

	2018	2017
Leasehold improvements	$38.0	$32.4
Office equipment	30.1	28.2
Furniture and fixtures	8.9	7.2
Building	2.9	2.9
Software and web development	50.8	38.7
Fixed assets, at cost	130.7	109.4
Accumulated depreciation and amortization	(81.7)	(67.7)
Fixed assets, net	$49.0	$41.7
Depreciation and amortization expense for continuing operations was $14.5 million, $11.7 million and $9.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company and its Affiliates lease office space for their operations. At December 31, 2018, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are (in millions):

Future minimum rentals
2019	$14.1
2020	13.6
2021	12.9
2022	7.4
2023	3.5
Thereafter	2.9
Total	$54.4
The Company is responsible for other expenses under these leases as well. Such expenses include operating costs, insurance, taxes and broker fees. Consolidated rent and occupancy expenses for 2018, 2017 and 2016 were $13.1 million, $12.0 million and $11.6 million respectively.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

9) Goodwill and Intangible Assets

The following table presents the changes in goodwill in 2018 and 2017 (in millions):

	Gross Book Value	Accumulated Impairment	Net Book Value
December 31, 2016	$306.6	$(33.9)	$272.7
Additions	1.9	—	1.9
Impairments	—	—	—
Disposals	—	—	—
December 31, 2017	$308.5	$(33.9)	$274.6
Additions	—	—	—
Impairments	—	—	—
Disposals	—	—	—
December 31, 2018	$308.5	$(33.9)	$274.6
Certain measurement period adjustments were recorded in 2017 that resulted in a $1.9 million increase in goodwill. Refer to Note 3 for additional information.
The following table presents the change in definite-lived acquired intangible assets in 2018 and 2017, comprised of client relationships (in millions):

	Gross Book Value	Accumulated Amortization & Impairment	Net Book Value
December 31, 2016	$108.3	$(24.4)	$83.9
Additions	—	—	—
Amortization	—	(6.6)	(6.6)
Disposals	—	—	—
December 31, 2017	$108.3	$(31.0)	$77.3
Additions	—	—	—
Amortization	—	(6.6)	(6.6)
Disposals	—	—	—
December 31, 2018	$108.3	$(37.6)	$70.7
The Company’s definite-lived acquired intangibles are amortized over their expected useful lives. As of December 31, 2018, these assets were being amortized over remaining useful lives of five to eleven years. The Company recorded amortization expense of $6.6 million, $6.6 million and $2.6 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
The Company also acquired a $1.0 million indefinite-lived intangible trade name in the acquisition of Landmark, included in acquired intangibles, net, on the Company’s Consolidated Balance Sheet at December 31, 2018 and 2017.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

9) Goodwill and Intangible Assets (cont.)

The Company estimates that its consolidated annual amortization expense, assuming no useful life changes or additional investments in new or existing Affiliates, for each of the next five fiscal years is as follows (in millions):

2019	$6.6
2020	6.6
2021	6.6
2022	6.4
2023	6.4
Thereafter	38.1
Total	$70.7

10) Related Party Transactions
Amounts due from related parties were comprised of the following at December 31 (in millions):

	2018	2017
Fees receivable from unconsolidated Funds(2)	$25.3	$59.0
Total amounts due from related parties	$25.3	$59.0
Investments in related parties consisted of the following at December 31 (in millions):

	2018	2017
Investments in equity-accounted investees (Note 7)	1.9	1.6
Total related party investments	$1.9	$1.6
Related party transactions included in the Company’s Consolidated Statements of Operations for the years ended December 31 consisted of (in millions):

Revenues:	2018	2017	2016
Management fees collected from OM plc business units(1)	$—	$8.5	$7.8
Management fees collected from unconsolidated Funds(2)	266.4	274.9	131.0
Performance fees collected from unconsolidated Funds(2)	2.2	0.1	4.2
Total related party revenues (including discontinued operations)	$268.6	$283.5	$143.0
Expenses:
Rent and administrative costs recharged by OM plc business units(3)	—	0.2	1.0
Restricted stock grants of OM plc equity to BSIG employees (Note 19)	—	—	0.1
Recharged OM plc operational costs(4)	—	0.4	0.9
Total related party expenses (including discontinued operations)	$—	$0.6	$2.0

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

10) Related Party Transactions (cont.)

(1)
OM plc was considered a related party through November 17, 2017, at which point OM plc sold all but a deminimus amount of the Company’s ordinary shares (see Note 1). Therefore, revenue and expenses reported in the table above reflect OM plc as a related party through November 17, 2017. OM plc was not considered a related party at December 31, 2017 or December 31, 2018.

(2)
Transactions with unconsolidated Affiliate-sponsored Funds are considered related party items on the basis of the Company’s significant influence over the activities of such entities in its capacity as investment advisor thereto. These transactions are comprised of fees for advisory services and investments in unconsolidated funds.

(3)
The Company conducts a portion of its distribution activities out of Asia and the United Kingdom, and had entered into contractual arrangements with Related Business Units domiciled there to share their premises and leverage certain of their administrative functions. With respect to premises in Asia, such arrangements ended in the first half of 2016.

(4)
OM plc has historically provided the Company with various oversight services, including governance, which includes compensation for board and executive committees, investor relations, procurement of insurance coverage, human resources, financial reporting, internal audit, treasury, systems, risk and tax services. All of these services have been transitioned to the Company and therefore the cost charged by OM plc has decreased. That portion of the above costs which (i) were directly attributable to the Company, (ii) have been charged to the Company by OM plc and (iii) have been paid to OM plc by the Company, have been recorded in the Company’s Consolidated Financial Statements and were $0.4 million, and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

During 2016, the Company and OM plc agreed to amend the Deferred Tax Asset Deed (the “DTA Deed”). Under the terms of the DTA Deed, as amended, the Company agreed to make a payment of the net present value of the future tax benefits due to OM plc valued as of December 31, 2016. This payment, originally valued at $142.6 million, was to be made over three installments, on June 30, 2017, December 31, 2017 and June 30, 2018. The initial payment of $45.5 million was paid to OM plc on June 30, 2017. The reduction of the corporate tax rate and other provisions of the Tax Act resulted in a decrease to the value of the DTA Deed of approximately $51.8 million for the year ended December 31, 2017. In 2018, the Company agreed to terminate the DTA Deed with OM plc. The Company recorded a revaluation gain of $20.0 million in connection with the settlement of the DTA Deed for the year ended December 31, 2018.
During 2014, the Company entered into a Seed Capital Management Agreement and a Co-Investment Deed with OM plc and/or OM plc’s subsidiaries. During 2016, the Company and OM plc agreed to amend the Seed Capital Management Agreement. As a result of the amendment, the Company purchased approximately $39.6 million of seed investments from OM plc in September 2016. The Company purchased the remaining seed capital investments covered by the Seed Capital Management Agreement valued at $63.4 million in July 2017, financed in part by borrowings under a non-recourse loan facility (see Note 13) and two promissory notes paid in the first quarter of 2018 in the amount of $4.5 million. Amounts owed to OM plc associated with the Co-investment Deed were $4.1 million at December 31, 2018, net of tax. As of December 31, 2018, the Company had recorded $5.5 million for redemptions and estimated taxes due under the Co-investment Deed. Amounts withheld in excess of the future tax liability will be payable to OM plc upon settlement.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

10) Related Party Transactions (cont.)

Other related party arrangements
During 2016, the Company made a loan to an equity-method Affiliate that was used to make co-investments in Affiliate Funds. Amounts due to the Company in connection with this loan are included in other assets on the Company’s Consolidated Balance Sheet and was $3.6 million at December 31, 2017. On January 5, 2018, the Company closed a transaction to sell its stake in this Affiliate.
The Company uses the equity-method to account for its interests in Affiliates where it exercises significant influence over their operations, but does not hold a controlling interest. During 2018, 2017 and 2016, the Company recorded earnings in respect of these investees of $2.7 million, $14.5 million and $15.1 million, respectively. The Company also exercises significant influence over unconsolidated Funds; however in order to report in a manner consistent with consolidated Funds, it has elected to apply the fair value option for its investments therein. Additional information with respect to equity-accounted investees is disclosed in Note 7.
During the years ended December 31, 2017 and 2016, the Company paid dividends to OM plc of $8.8 million and $25.4 million, respectively. During the years ended December 31, 2018 and 2017, the Company paid dividends to HNA of $10.2 million and $2.5 million, respectively. During the year ended December 31, 2018, the Company paid dividends to Paulson of $0.5 million.
As the Company is a member of a group of related businesses, it is possible that the terms of certain related party transactions are not the same as those that would result from transactions with wholly unrelated parties.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31 (in millions):

	2018	2017
Accounts payable	9.0	5.2
Accrued expenses	36.8	39.9
Accrued interest payable	6.8	7.6
Other	1.7	2.2
Total accounts payable and accrued expenses	$54.3	$54.9

12) Other Compensation Liabilities
Other compensation liabilities consisted of the following at December 31 (in millions):

	2018	2017
Share-based payments liability (Note 19)	$386.1	$188.8
Long-term compensation payable	—	0.1
Profit interests compensation liability	171.4	195.0
Voluntary deferral plan liability (Note 18)	91.7	95.1
Total other compensation liabilities	$649.2	$479.0
Profit interests compensation expense amounted to $(7.5) million in 2018, $41.5 million in 2017, and $16.2 million in 2016. Issuances of additional profit sharing interests to Affiliate key employees for cash amounted to $0.0 million in 2018, $0.0 million in 2017, and $0.4 million in 2016. Redemption of profit sharing interests by BSIG from Affiliate key employees for cash were $16.1 million in 2018, $5.7 million in 2017, and $12.7 million in 2016.
The share-based payments liability includes the Landmark compensation arrangements and additional payment disclosed in Note 3 which combined amounted to $350.6 million at December 31, 2018 and $146.8 million at December 31, 2017.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

13) Borrowings and Debt

The Company’s long-term debt at December 31, 2018 was comprised of a revolving credit facility, non-recourse seed capital financing and long-term bonds.
Revolving credit facility
On October 15, 2014, the Company entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (as amended, the “Credit Facility”). Pursuant to the terms of the Credit Facility, the Company may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million. The Credit Facility has a maturity date of October 15, 2019. The Company intends to extend the Credit Facility beyond the maturity date. Borrowings under the Credit Facility bear interest, at BSIG’s option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount ranging from 0.25% to 1.00%, based on its credit rating or (b) the London interbank offered rate for a period, at the Company’s election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based on its credit rating. In addition, the Company is charged a commitment fee based on the average daily unused portion of the Credit Facility at a per annum rate ranging from 0.20% to 0.50%, with such amount based on the Company’s credit rating.
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
At December 31, 2018, the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). Per the terms of the revolving credit facility the Company’s ratio of debt (includes third-party borrowings and amounts owed under previously agreed acquisition agreement, see Note 3) to trailing twelve months Adjusted EBITDA was 2.1x, and interest coverage ratio was 11.7x. The fair value of borrowings on the revolving credit facility approximated the net cost basis as of December 31, 2018. The Company has drawn down $240.0 million on the Credit Facility subsequent to year-end to help fund the payment of the previously agreed acquisition agreement and additional share repurchases ($110.0 million of undrawn revolving credit facility capacity).
At December 31, 2017 the outstanding balance of the facility was $0.0 million ($350.0 million of undrawn revolving credit facility capacity). The Company’s ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 1.4x and interest coverage ratio was 11.5x.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

13) Borrowings and Debt (cont.)

Non-recourse seed capital facility
In July 2017, the Company purchased all remaining seed capital investments covered by the Seed Capital Management Agreement from OM plc for $63.4 million. BSIG financed this purchase in part through borrowings under a non-recourse seed capital facility collateralized by its seed capital holdings. The Company entered into this facility as of July 17, 2017, and could borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the permitted seed capital collateral. The non-recourse seed facility bears interest at LIBOR +1.55% with a commitment fee on the unused portion of this facility of 0.95%. The facility currently has a maturity date of January 17, 2020 and includes a six-month evergreen renewal option. At December 31, 2018, amounts outstanding under this non-recourse seed capital facility amounted to $0.0 million. Per the terms of the Company’s Credit Facility, drawdowns under this facility are excluded from the Company’s third party debt levels for purposes of calculating the Company’s credit ratio covenants. The fair value of borrowings on the non-recourse seed capital facility approximated the net cost basis as of December 31, 2018.
Long-term bonds
The Company’s long-term bonds were comprised of the following as of the dates indicated (in millions):

	December 31, 2018				December 31, 2017
(in millions)	Maturity amount	Discount and debt issuance costs	Carrying value	Fair Value	Carrying value	Fair Value
Long-term bonds:
4.80% Senior Notes Due 2026	$275.0	$(2.8)	$272.2	$266.0	$271.9	$285.7
5.125% Senior Notes Due 2031	125.0	(3.9)	121.1	102.3	120.9	124.6
Total long-term bonds	$400.0	$(6.7)	$393.3	$368.3	$392.8	$410.3
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
4.80% Senior Notes Due July 2026
The $275.0 million 2026 Notes were sold at a discount of $(0.5) million and the Company incurred debt issuance costs of $(3.0) million, which are being amortized to interest expense over the ten-year term. The 2026 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the 100% principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.5%, together with any related accrued and unpaid interest.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

13) Borrowings and Debt (cont.)

5.125% Senior Notes Due August 2031
The Company incurred debt issuance costs of $(4.3) million in connection with the issuance of the $125.0 million 2031 Notes, which are being amortized to interest expense over the fifteen-year term. The 2031 Notes can be redeemed at any time, on or after August 1, 2019 at a redemption price equal to 100.0% of the principal amount together with any related accrued and unpaid interest.
The fair value of the long-term bonds was determined using broker quotes and any recent trading activity for each of the notes listed above, which are considered Level II inputs.
Interest expense
Interest expense incurred amounted to $24.9 million, $24.5 million and $11.3 million for the years ended December 31, 2018, 2017 and 2016 respectively. Interest expense consists of interest accrued on the long-term debt and lines of credit, commitment fees and amortization of debt-related costs. The weighted average interest rate on all debt obligations, excluding consolidated Funds, was 6.08%, 6.02% and 5.16% in each of 2018, 2017 and 2016, respectively.
As of December 31, 2018, the aggregate maturities of debt commitments, based on their contractual terms, are as follows:

Future minimum debt commitments
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	400.0
Total	$400.0
The Company was in compliance with the required covenants related to borrowings and debt facilities as of December 31, 2018.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

14) Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following for the years ended December 31 (in millions):

	2018	2017	2016
Domestic	$113.8	$103.9	$170.7
Foreign	21.4	38.1	(9.9)
Total	$135.2	$142.0	$160.8

The components of income tax expense from continuing operations for the years ended December 31 are as follows (in millions):

	2018	2017	2016
Current:
Federal	$3.3	$30.0	$17.3
State	19.9	5.9	2.6
Foreign	11.0	3.6	1.4
Total current expense (benefit)	34.2	39.5	21.3
Deferred:
Federal	(24.7)	102.7	19.6
State	(4.7)	(9.3)	(0.2)
Foreign	0.2	(0.1)	0.1
Total deferred expense (benefit)	(29.2)	93.3	19.5
Total tax expense (benefit)	$5.0	$132.8	$40.8
The Company has recognized income tax expense (benefit) related to derivative securities within other comprehensive income of $0.4 million, $0.8 million and $(4.3) million in the years ended December 31, 2018, 2017 and 2016, respectively.
Included in gain (loss) on disposal of discontinued operations is income tax expense (benefit) of $0.0 million, $(0.1) million and $4.0 million in the years ended December 31, 2018, 2017 and 2016, respectively.
The provision for income taxes in 2018, 2017 and 2016 included benefits of $0.4 million, $1.2 million and $4.7 million, respectively, related to the utilization of net operating loss carryforwards.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

14) Income Taxes (cont.)

The reconciliation of the difference between the Company’s U.S. Federal statutory income tax rate and the effective income tax rate for continuing operations for the years ended December 31 is as follows:

	2018	2017	2016
Tax at U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	8.1%	1.7%	3.0%
Non-deductible expenses	0.3%	0.2%	—%
DTA Deed liability revaluation adjustment	1.2%	(12.8)%	—%
Interest expense	—%	(10.2)%	(12.1)%
Adjustment to liabilities for uncertain tax positions	(32.5)%	(1.2)%	0.9%
Change in valuation allowance	(6.3)%	1.1%	(0.6)%
Write-off of state net operating loss carryforwards	6.3%	—%	—%
Effect of foreign operations	2.7%	(4.0)%	(0.7)%
Effect of changes in tax law	(1.4)%	86.4%	—%
Effect of disposal of affiliate	2.9%	—%	—%
Effect of income from non-controlling interest	0.9%	(1.3)%	—%
Other	0.5%	(1.4)%	(0.2)%
Effective income tax rate for continuing operations	3.7%	93.5%	25.3%
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and became effective January 1, 2018. The Tax Act enacted various measures of domestic and international corporate tax reform that were impactful to the Company including reduction of the federal statutory corporate tax rate from 35% to 21%, new limitations on executive compensation and the deductibility of interest expense, a one-time tax on mandatory deemed repatriation of non-U.S. earnings, and new taxes assessed on foreign earnings. In accordance with SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), the Company was permitted to provide provisional amounts for recording the tax effects of the enacted tax law during a specified measurement period, ending one year after the enactment date. The Company’s accounting for the effect of the Tax Act is now complete under SAB 118 and accordingly, the Company has recorded a $1.0 million income tax benefit during the year ended December 31, 2018 related to refinement of the Section 965 toll charge tax liability on the mandatory deemed repatriation of foreign earnings.

Additionally, the Company analyzed the impact of the international corporate tax reform measures which became effective January 1, 2018, including the new taxes on foreign earnings known as the global intangible low-taxed income (“GILTI”). The Company has elected to treat GILTI taxes as period costs in the accounting and tax periods in which they are incurred. The Company has recognized tax expense of $0.7 million during 2018 related to the GILTI tax.

In 2018, the Deferred Tax Asset Deed was terminated resulting in a tax net impact of $1.6 million. In 2017 the deed was revalued due to the enactment of the Tax Act resulting in a tax impact of $18.1 million.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

14) Income Taxes (cont.)

On November 16, 2017, the U.K. Finance (No.2) Bill 2017 (the “Finance Bill”) received Royal Assent and enacted amendments to the hybrid mismatch rules which are effective from July 13, 2017. Accordingly, the Company’s benefits from its intercompany financing arrangements were reduced as of the effective date.

The Company reduced its liability for uncertain tax positions by $47.9 million during the year ended December 31, 2018 as a result of a lapse of statute of limitations.

During 2018, the Company wrote-off its $8.6 million deferred tax asset for state net operating loss carryforwards and released the corresponding $8.6 million valuation allowance, as management has concluded that the tax benefits associated with the state net operating loss carryforwards will not be recognized.

Due to Pennsylvania legislation enacted during 2017 which limits the Company’s annual usage of net operating losses within the state, the Company recorded an additional $3.1 million valuation allowance in 2017 against its state net operating loss carryforwards as management concluded it is unlikely the tax benefits will be realized.
In general, it is the practice and intention of the Company to reinvest earnings of its non-U.S. subsidiaries in those operations. Management has no intention of repatriating earnings of its non-U.S. subsidiaries in the foreseeable future. At December 31, 2018, the Company has not recorded any deferred tax liabilities relating to additional taxes such as foreign withholding and state taxes which could arise on the repatriation of unremitted earnings of its non-U.S. subsidiaries. It is not practical for the Company to determine the potential unrecognized deferred tax liability related to unremitted earnings due to numerous assumptions associated with the determination.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

14) Income Taxes (cont.)

Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company’s assets and liabilities.
The significant components of deferred tax assets and deferred tax liabilities for the years ended December 31 are as follows (in millions):

	2018	2017
Deferred tax assets:
Interest expense	$73.6	$80.9
Federal net operating loss	1.4	1.8
State net operating loss carry forwards	—	8.6
Investment in partnerships	182.0	140.3
Intangible assets	0.5	0.9
Employee compensation	6.2	8.9
Other	2.0	2.6
Cash flow hedge	4.7	5.1
Investments	—	0.1
Total deferred tax assets	270.4	249.2
Valuation allowance	—	(8.6)
Deferred tax assets, net of valuation allowance	270.4	240.6
Deferred tax liabilities:
Investments	0.3	—
Net deferred tax assets	$270.1	$240.6
At December 31, 2018, the Company has tax attributes that carry forward for varying periods. The Company’s federal net operating loss carryforward of $6.4 million originated during 2004 and 2006 and will expire over a six to eight-year period. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates, and the Company’s ability to forecast future taxable income. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence that is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The Company has three years of cumulative earnings as of December 31, 2018, 2017 and 2016. As of December 31, 2018, management believes it is more likely than not that the balance of the deferred tax asset will be realized based on forecasted taxable income.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

14) Income Taxes (cont.)

A reconciliation of the change in gross unrecognized tax benefits for the years ended December 31 is as follows (in millions):

	2018	2017	2016
Balance as of January 1	$88.7	$91.3	$93.5
Additions based on current year tax positions	0.1	0.9	—
Reductions for tax provisions of prior years	(0.9)	—	—
Reductions related to lapses of statutes of limitations	(41.0)	(3.5)	(2.2)
Balance as of December 31	$46.9	$88.7	$91.3
The Company’s liability for uncertain tax positions includes unrecognized benefits of $46.7 million and $88.3 million at December 31, 2018 and 2017, respectively, that if recognized would affect the effective tax rate on income from continuing operations.
The Company recognized $(1.9) million, $2.5 million, and $3.6 million in interest and penalties in its income tax provision for the years ended December 31, 2018, 2017, and 2016, respectively. The Company recognizes accrued interest and penalties relating to unrecognized tax benefits as income tax expense. The Company’s liability for uncertain tax benefits at December 31, 2018, 2017, and 2016 includes accrued interest and penalties of $6.7 million, $8.6 million and $6.1 million, respectively.
The Company believes that it is reasonably possible that a decrease of up to $41.2 million in unrecognized tax benefits may be necessary within the next twelve months, as the result of a lapse of statute of limitations.
The Company is periodically under examination by various taxing authorities. Examinations are inherently uncertain, may result in payment of additional taxes or the recognition of tax benefits and may be in process for extended periods of time. At December 31, 2018, there were no open examinations in process.
The Company and its subsidiaries file tax returns in U.K., U.S. federal, state, local and other foreign jurisdictions. As of December 31, 2018, the Company is generally no longer subject to income tax examinations by U.K., U.S. federal, state, local, or foreign tax authorities for calendar years prior to 2008.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

15) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $69 million in co-investments as of December 31, 2018. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2024.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of December 31, 2018, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At December 31, 2018, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at December 31, 2018.
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

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

16) Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to controlling interests by the weighted average number of shares outstanding. Diluted earnings per share is similar to basic earnings per share, but is adjusted for the effect of potentially issuable ordinary shares, except when inclusion is antidilutive.

The calculation of basic and diluted earnings per ordinary share for the years ended December 31, 2018, 2017 and 2016 is as follows (dollars in millions, except per share data):

	2018	2017	2016
Numerator:
Net income attributable to controlling interests	$136.4	$4.2	$126.4
Less: Total income available to participating unvested securities(1)	(0.4)	(0.2)	(0.9)
Total net income attributable to ordinary shares	$136.0	$4.0	$125.5
Denominator:
Weighted-average ordinary shares outstanding—basic	107,431,821	110,708,598	119,236,370
Potential ordinary shares
Restricted stock units	191,371	672,544	283,743
Weighted-average ordinary shares outstanding—diluted	107,623,192	111,381,142	119,520,113
Earnings per ordinary share attributable to controlling interests:
Basic	$1.27	$0.04	$1.05
Diluted	$1.26	$0.04	$1.05

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.
Employee options to purchase 6,900,000 shares were not included in the computation of diluted EPS for the year ended December 31, 2018 because the assumed proceeds from exercising such options exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

17) Revenue

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
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $8.0 million, $0.0 million, and $0.0 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is recorded in other revenue in the Company’s Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

17) Revenue (cont)

Disaggregation of management fee revenue
The Company classifies its revenue (including only consolidated Affiliates that are included in management fee revenue) among the following asset classes:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of timberland investments, secondary Funds focused in real estate and private equity, and other alternative investments.
Revenue by asset class for the years ended December 31, 2018, 2017, and 2016 were (in millions):

	For the year ended December 31,
	2018	2017	2016
U.S. equity	$179.6	$192.9	$187.7
Global / non-U.S. equity	490.3	465.6	374.1
Fixed income	26.8	27.8	29.1
Alternatives	208.3	171.7	69.0
Management fee revenue	$905.0	$858.0	$659.9

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

18) Employee Benefits

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
As of December 31, 2018 and 2017, a total of $91.7 million and $95.1 million, respectively, had been recorded as long-term compensation liabilities and a total of $91.8 million and $95.2 million had been invested under the Deferred Compensation and Voluntary Deferral plans, respectively. The change in the fair value of long-term compensation liabilities and the change in fair value of the assets invested under the Deferred Compensation and Voluntary Deferral plans was $0.1 million and $0.2 million, respectively, for the year ended December 31, 2018, $9.0 million and $9.0 million, respectively, for the year ended December 31, 2017, and $2.4 million, and $2.4 million, respectively, for the year ended December 31, 2016. The Company recorded total expenses in relation to its qualified and non-qualified plans within compensation and benefits in its Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 of $14.4 million, $14.8 million and $12.3 million, respectively.
19) Equity-based Compensation
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
The Company accounts for these arrangements as “cash settled” share based payments, and accordingly a corresponding share-based payment liability is recorded. Vested share-based payment liabilities are revalued at each period end until settlement date, with changes in the liabilities included within compensation expense.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

19) Equity-based Compensation (cont.)

As described within Note 3, in conjunction with the Landmark acquisition, BSIG entered into compensation arrangements with employees of Landmark where pre-acquisition equity units held by Landmark employees became subject to a service condition. These units are accounted for as stock-based compensation, were fair valued as of the closing date of the acquisition and vest over varying increments from December 31, 2018 through December 31, 2024. These units contain put rights that provide liquidity to the employees upon vesting and are remeasured at the end of each reporting period. An additional acquisition related payment of $207.6 million was earned based on the growth of Landmark’s business and was paid in February 2019. This arrangement was also accounted for as equity-based compensation, fair valued as of the closing date of the acquisition, and vested on December 31, 2018.
The following table presents the changes in the share-based payments liability for the years ended December 31 (in millions):

	2018	2017	2016
Balance, beginning of period	$188.8	$53.7	$38.5
Amortization and revaluation of granted awards	199.9	135.8	15.6
Reclassification to profit interests award	—	—	—
Repurchases (cash settled)	(2.6)	(0.7)	(0.4)
Balance, end of period	$386.1	$188.8	$53.7
Equity-settled corporate awards
BrightSphere Investment Group equity incentive plan
The Company has established various plans under which it is authorized to grant restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance based restricted stock awards (“Performance-based RSAs”), performance based restricted stock units (“Performance-based RSUs”) and stock option awards. These plans are maintained to provide equity based compensation arrangements to employees and non-executive directors. Equity ownership encourages employees and directors to act in the best long-term interests of the Company. A total of 18.9 million ordinary shares have been reserved for issuance under the various plans.
Compensation expense recognized by the Company for the year ended December 31, 2018, 2017, and 2016 in relation to these awards was $7.1 million, $14.6 million, and $13.1 million respectively. The related income tax benefit recognized for years ended December 31, 2018, 2017 and 2016 was $1.3 million, $5.7 million and $5.1 million respectively. Unamortized compensation expense related to unvested RSAs, RSUs, Performance-based RSAs, Performance-based RSUs and stock options at December 31, 2018 of $12.5 million is expected to be recognized over a weighted-average period of 2.3 years. The service inception date for annual awards granted in 2018 is deemed to be January 1, 2017. It is anticipated that annual awards for 2018 with a fair value of $1.1 million will be granted during 2019 with a service inception date of January 1, 2018.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

19) Equity-based Compensation (cont.)

The following summarizes the grant date fair value of the instruments granted by the Company during the year ended December 31:

	2018		2017		2016
BrightSphere Investment Group plc awards	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value	Shares granted	Weighted average fair value
RSAs	304,389	$15.84	342,637	$15.13	506,640	$10.89
RSUs	48,930	14.98	51,779	14.45	54,556	11.25
Performance-based RSAs	83,092	9.78	175,586	10.26	—	—
Performance-based RSUs	—	—	—	—	189,335	10.92
Stock options	6,900,000	1.69	—	—	—	—
Grants of restricted shares in BrightSphere Investment Group plc
The following table summarizes the activity related to restricted share awards:

	2018		2017		2016
BrightSphere Investment Group plc RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	422,927	$14.26	1,375,201	$13.77	1,566,647	$15.28
Granted during the year	304,389	15.84	342,637	15.13	506,640	10.89
Forfeited during the year	(14,136)	14.97	(802)	17.65	(7,288)	13.65
Exercised during the year	(387,204)	15.00	(1,294,109)	13.97	(680,573)	15.10
Other transfers	—	—	—	—	(10,225)	14.00
Outstanding at end of the year	325,976	$14.83	422,927	$14.26	1,375,201	$13.77
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted shares granted to employees. Restricted shares under the plan generally have a vesting period of one to three years.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

19) Equity-based Compensation (cont.)

Grants of restricted stock units in BrightSphere Investment Group plc
The following table summarizes the activity related to restricted stock units:

	2018		2017		2016
BrightSphere Investment Group plc RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	76,223	$14.70	85,923	$13.59	47,055	$17.65
Granted during the year	48,930	14.98	51,779	14.45	54,556	11.25
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	(77,962)	15.02	(61,479)	12.93	(15,688)	17.65
Outstanding at end of the year	47,191	$14.46	76,223	$14.70	85,923	$13.59
The grant date fair value per share, calculated based on the closing price as quoted on the New York Stock Exchange on the measurement date, is used to determine the fair value of restricted shares granted to employees. Restricted stock units under the plan generally have a vesting period of one to three years.
Grants of Performance-based restricted stock awards in BrightSphere Investment Group plc
The following table summarizes the activity related to performance-based restricted stock awards:

	2018		2017		2016
BrightSphere Investment Group plc Performance-based RSAs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	175,586	$10.26	—	$—	—	$—
Granted during the year	83,092	9.78	175,586	10.26	—	—
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	—	—	—	—	—	—
Outstanding at end of the year	258,678	$10.11	175.586	$10.26	—	$—
The Performance-based RSAs granted by the Company have a market vesting condition; therefore a Monte-Carlo simulation model was used to determine the fair value of the restricted units granted to employees. Significant assumptions utilized in the Monte-Carlo simulation model include assumed reinvestment of dividends, a risk-free interest rate of 2.39%, and an expected volatility of 26.57%. Performance-based RSAs under the plan have a vesting period of three years.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

19) Equity-based Compensation (cont.)

Grants of Performance-based restricted stock units in BrightSphere Investment Group plc
The following table summarizes the activity related to performance-based restricted stock units:

	2018		2017		2016
BrightSphere Investment Group plc Performance-based RSUs	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share	Number of shares	Weighted average grant date fair value per share
Outstanding at beginning of the year	640,992	$20.59	640,992	$20.59	451,657	24.65
Granted during the year	—	—	—	—	189,335	10.92
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	(532,956)	23.21	—	—	—	—
Other movements	81,299	15.21	—	—	—	—
Outstanding at end of the year	189,335	$10.92	640,992	$20.59	640,992	$20.59
There were no performance-based RSUs granted by the Company during the year. Performance-based RSUs under the plan have a vesting period of three years.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

19) Equity-based Compensation (cont.)

Grants of Stock Options in BrightSphere Investment Group plc
The following table summarizes the activity related to the Company’s stock option awards:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at beginning of the year	—	—
Granted during the year	6,900,000	$12.00	5
Forfeited during the year	—	—
Exercised during the year	—	—
Outstanding at end of the year	6,900,000	12.00	5	$—
Exercisable at end of the year	1,380,000	$12.00	5	$—
The Company granted stock options with a fair value of $11.7 million during 2018. The total fair value of options vested during the year ended December 31, 2018 was $2.3 million.
The fair value of the stock options grant was estimated on the grant date using a Monte-Carlo simulation valuation model. The weighted average fair value of stock options granted during the year ended December 31, 2018 was $1.69 per option, based on the grant date assumptions stated below.

2018
Weighted-average grant date fair value per option	$1.69
Assumptions:
Dividend yield (1)	3.8%
Expected volatility (2)	28.3%
Risk-free interest rate (3)	2.5%
Expected life of options (4)	5 years
(1) Dividend yield assumption represents the Company’s expected dividend yield based on its historical dividend payouts and the stock price at the date of grant.
(2) Expected volatility is based upon historical BSIG stock price volatility.
(3) The risk-free rate for period within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.
(4) Expected life of options is based on the contractual term and the expected exercise behavior.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

19) Equity-based Compensation (cont.)

OM plc equity compensation plans
OM plc maintained various equity-based compensation arrangements, including stock options and restricted stock awards, in which the Company’s employees participated in the periods presented. The cost of these equity-based programs is not material, and has been included in the Company’s financial results where applicable.
The following table summarizes the activity related to the various equity compensation arrangements maintained by OM plc in which the Company’s employees participated.

	2018			2017			2016
	Number of shares	Weighted average grant date fair value per share GBP	Weighted average grant date fair value per share USD	Number of shares	Weighted average grant date fair value per share GBP	Weighted average grant date fair value per share USD	Number of shares	Weighted average grant date fair value per share GBP	Weighted average grant date fair value per share USD
Outstanding at the beginning of the year	—	£—	$—	155,132	£2.03	$2.53	209,801	£2.00	$3.00
Granted during the year	—	—	—	—	—	—	—	—	—
Forfeited during the year	—	—	—	—	—	—	(8,885)	2.03	2.53
Exercised during the year	—	—	—	(155,132)	2.03	2.72	(113,559)	1.98	2.47
Other transfers	—	n/a	n/a	—	n/a	n/a	67,775	n/a	n/a
Outstanding at the end of the year	—	£—	$—	—	£—	$—	155,132	£2.03	$2.53

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

20) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (in millions):

	For the year ended December 31, 2018
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation	$(1.7)	$—	$(1.7)
Amortization related to derivative securities	2.8	(0.4)	2.4
Other comprehensive income (loss)	$1.1	$(0.4)	$0.7

	For the year ended December 31, 2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$2.9	$—	$2.9
Amortization related to derivative securities	2.6	(0.8)	1.8
Other comprehensive income (loss)	$5.5	$(0.8)	$4.7

	For the year ended December 31, 2016
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(3.2)	$—	$(3.2)
Valuation and amortization related to derivative securities	(24.6)	4.3	(20.3)
Other comprehensive income (loss)	$(27.8)	$4.3	$(23.5)
The components of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions) including proportions attributable to non-controlling interests:

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2015	$3.8	$(6.6)	$(2.8)
Other comprehensive income	(3.2)	(20.3)	(23.5)
Balance, as of December 31, 2016	$0.6	$(26.9)	$(26.3)
Other comprehensive income	2.9	1.8	4.7
Balance, as of December 31, 2017	$3.5	(25.1)	$(21.6)
Other comprehensive income (loss)	(1.7)	2.4	0.7
Balance, as of December 31, 2018	$1.8	$(22.7)	$(20.9)

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

20) Accumulated Other Comprehensive Income (cont.)

The Company reclassified $2.8 million, $2.6 million, and $1.1 million from accumulated other comprehensive income (loss) to interest expense on the Consolidated Statements of Operations for the twelve months ended December 31, 2018, 2017 and 2016 respectively.
21) Non-controlling interests
Non-controlling interests on the Consolidated Balance Sheets include capital and undistributed profits of certain entities that are consolidated, but not 100% owned, which amounted to $1.6 million at December 31, 2018 and $1.3 million at December 31, 2017.
Non-controlling interests in consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated Funds in the Consolidated Statements of Operations is comprised of the net income or loss and net gains and losses allocated to equity-holders, other than BSIG, of consolidated Funds. For the years ended December 31, 2018, 2017 and 2016 this net income (loss) was $(6.1) million, $4.9 million, and $(0.2) million, respectively. Non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are restricted in their ability to redeem their interests, which amounted to $29.3 million at December 31, 2018, and $50.6 million at December 31, 2017.
Redeemable non-controlling interests in consolidated Funds on the Consolidated Balance Sheets represents the share of net assets of the Funds attributable to those equity holders who are not restricted in their ability to redeem their interests, which amounted to $41.9 million at December 31, 2018, and $44.0 million at December 31, 2017.
22) Derivatives and Hedging
Cash flow hedge
In July 2015, the Company entered into a series of $300.0 million notional Treasury rate lock contracts which was designated and qualified as cash flow hedges. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The Company assessed the effectiveness of the hedging contract at inception and on a quarterly basis thereafter. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 13, Borrowings and Debt, for additional information on the debt issuances.
Amounts recorded in accumulated other comprehensive income in connection with the settled Treasury rate lock were $2.8 million, net of tax of $(0.4) million for the year ended December 31, 2018. As of December 31, 2018, the balance in accumulated other comprehensive income (loss) in connection with the Treasury rate lock contract amounted to $(22.7) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $2.8 million, $2.6 million and $1.1 million have been reclassified for the years ended December 31, 2018, 2017 and 2016, respectively. During the next twelve months the Company expects to reclassify approximately $3.0 million to interest expense.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

22) Derivatives and Hedging (cont.)

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
23) Discontinued Operations and Restructuring
The Company recognized a gain (loss) on disposal, net of taxes, of $0.1 million, $(0.1) million, and $6.2 million, with basic and diluted discontinued operations earnings per share of $0.00, $0.00, and $0.07 for the years ended December 31, 2018, 2017 and 2016, respectively. Gains and losses on disposal of discontinued operations represent the Company’s rights or obligations related to contractual residual interests in previously discontinued operations.
Liabilities associated with discontinued operations and restructuring included in other liabilities on the Company’s Consolidated Balance Sheets are summarized as follows as of December 31 (in millions):

	2018	2017
Beginning balance at January 1	$0.4	$1.1
Abandoned lease liability principal payments	(0.4)	(0.8)
Adjustment to sub-lease arrangement on abandoned lease	—	0.1
Ending balance at December 31	$—	$0.4
No additional costs are expected to be incurred in connection with discontinued operations for the events described above.

BrightSphere Investment Group plc
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017

24) Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2018 and 2017 ($ in millions, unless otherwise noted):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$249.7	$233.9	$230.1	$214.5
Operating income	25.6	15.3	13.3	29.6
Income from continuing operations before income taxes	83.5	6.1	10.7	34.9
Net income	54.8	2.5	54.2	18.8
Net income attributable to controlling interests	57.3	2.1	54.0	23.0
Basic earnings per share ($)	$0.52	$0.02	$0.51	$0.22
Diluted earnings per share ($)	$0.52	$0.02	$0.51	$0.22
Basic shares outstanding (in millions)	109.4	108.4	106.4	105.6
Diluted shares outstanding (in millions)	109.6	108.6	106.5	105.8

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$196.2	$218.8	$223.2	$249.2
Operating income	23.5	12.9	8.3	26.3
Income from continuing operations before income taxes	28.0	14.6	14.8	84.6
Net income (loss)	22.3	13.6	19.9	(46.7)
Net income (loss) attributable to controlling interests	21.4	12.9	18.7	(48.8)
Basic earnings (loss) per share ($)	$0.19	$0.12	$0.17	$(0.45)
Diluted earnings (loss) per share ($)	$0.19	$0.11	$0.17	$(0.45)
Basic shares outstanding (in millions)	113.5	111.3	109.0	109.0
Diluted shares outstanding (in millions)	114.4	111.8	109.7	109.0 (1)

(1)	During periods of net loss, diluted shares are the same as basic shares.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2018. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, an independent registered public accounting firm, has audited the financial statements that are included in this Annual Report on Form 10-K and expressed an opinion thereon. KPMG LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of December 31, 2018, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.
Item 11.    Executive Compensation.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.

Item 14.    Principal Accountant Fees and Services.
The information required by this Item will be set forth in our definitive proxy statement required to be filed pursuant to Regulation 14A for the 2019 annual meeting of shareholders.

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

10.10
Seventh Amended and Restated Limited Liability Company Agreement of Acadian Asset Management LLC, effective July 1, 2017, incorporated herein by reference to Exhibit 10.10 to Annual Report on Form10-K filed on February 28, 2018.

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

10.24		Form of Transition Severance Agreement, incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q, filed on November 9, 2017

10.25		Employment Agreement with Stephen H. Belgrad, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 1, 2018

10.26	*	Employment Agreement, dated December 30, 2018, by and between BrightSphere Inc. and Guang Yang

10.27	*	Employment Agreement, dated January 20, 2019, by and between BrightSphere Inc. and Suren Rana

10.28		Option Award Agreement, effective December 30, 2018 by and between BrightSphere Investment Group plc and Guang Yang, incorporated by reference to Exhibit 4.1 to the Form S-8, filed on January 2, 2019

10.29	*	Option Award Agreement, effective January 22, 2019 by and between BrightSphere Investment Group plc and Suren Rana

21.1	*	Subsidiaries of BrightSphere Investment Group plc

Exhibit No.		Description

23.1	*	Consent of KPMG LLP

31.1	*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) the Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BrightSphere Investment Group plc
Dated:	February 28, 2019

		By:	/s/ Guang Yang
Guang Yang President, Chief Executive Officer and Executive Chairman (principal executive officer)

/s/ Suren Rana
Suren Rana Chief Financial Officer (principal financial officer)

/s/ Daniel K. Mahoney
Daniel K. Mahoney Head of Finance (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GUANG YANG
Guang Yang	President, Chief Executive Officer and Executive Chairman	February 28, 2019

/s/ ROBERT J. CHERSI
Robert J. Chersi	Lead Independent Director	February 28, 2019

/s/ MARY ELIZABETH BEAMS
Mary Elizabeth Beams	Director	February 28, 2019

/s/ REGINALD LOVE
Reginald Love	Director	February 28, 2019

/s/ JOHN PAULSON
John Paulson	Director	February 28, 2019

/s/ BARBARA TREBBI
Barbara Trebbi	Director	February 28, 2019

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

Illustrative Structure: Profit-Sharing Economics

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

BrightSphere Investment Group plc Consolidated Balance Sheets (in millions)

BrightSphere Investment Group plc Consolidated Statements of Operations (in millions except for per share data)

BrightSphere Investment Group plc Consolidated Statements of Comprehensive Income (in millions)

BrightSphere Investment Group plc Consolidated Statements of Cash Flows (in millions)

BrightSphere Investment Group plc Notes to Consolidated Financial Statements December 31, 2018 and 2017

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