Form 10-K/A
period 2018-12-31
BrightSphere Investment Group plc
filed 2019-04-18
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

BRIGHTSPHERE INVESTMENT GROUP PLC
FORM 10-K/A
For the Year Ended December 31, 2018

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of BrightSphere Investment Group plc, a limited company incorporated under the laws of England and Wales (“BSIG,” the “Company” or “we”), for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Original Filing”). Consistent with its historical practice, the Company omitted Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference in the Form 10-K from the Company's definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company's fiscal year (the “Forward Incorporation Exemption”). In connection with the Redomestication (as defined below) and to provide greater clarity to the Company’s shareholders, the Company now desires to amend (i) Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing rather than rely on the Forward Incorporation Exemption and (ii) Part IV of the Original Filing to add certain new certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

The Company previously announced in November 2018 that the Board of Directors of the Company (the “Board”) decided, subject to shareholder approval, to change the jurisdiction of incorporation of the holding company of the Company and its operating subsidiaries from the United Kingdom to Delaware (the “Redomestication”).

The Company believes it prudent, that, following consummation of the Redomestication, the new, US-domiciled parent entity (BrightSphere Investment Group Inc.) conduct the 2019 annual shareholder meeting. BrightSphere Investment Group Inc. intends to announce the date of the annual meeting as promptly as practicable following the completion of the Redomestication, which is expected to occur in the second or third quarter of 2019. Since the Company intends to conduct the annual shareholder meeting by BrightSphere Investment Group Inc., the Company has not filed or mailed a proxy statement within the 120 days after the end of the Company's fiscal year.

FORWARD LOOKING STATEMENTS

This Amendment includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business, anticipated future performance of our business, the expected effect of acquisitions, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions, and other statements that are not historical facts. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “plan,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control including but not limited to those discussed under the heading “Risk Factors” in Item 1A of the Original Filing. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Amendment and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Amendment or to reflect the occurrence of unanticipated events.

Our future revenue, earnings and financial performance may fluctuate due to numerous factors, such as: the earnings of our Affiliates; the total value and composition of our Affiliates’ assets under management; the concentration of revenues in limited numbers of Affiliates and asset classes; the quality and autonomous nature of our relations with our Affiliates; our Affiliates’ exposure to liability; our ability to grow our Affiliates or acquire new firms; the nature of our Affiliates’ advisory agreements; market fluctuations, client investment decisions and investment returns; our or our Affiliates’ levels of debt and expenses; our Affiliates’ ability to maintain fee levels; the integrity of our and our Affiliates’ brands and reputations; our and our Affiliates’ ability to limit employee misconduct; our and our Affiliates’ ability to manage actual or potential conflicts of interest that may arise in our business; our competitors’ performance; the performance and retention of existing personnel; our or our Affiliates’ ability to recruit new personnel; our or our Affiliates ability to launch new products; our reliance on third-party service providers; our and our Affiliates’ ability to execute strategies; our ability to complete our redomestication to the United States; our and our Affiliates’ ability to conform to compliance guidelines; potential litigation (including administrative or tax proceedings) or regulatory actions; software and insurance costs; our access to capital; modifications of relevant tax laws or interpretations thereof and potential increases in our tax liability; the risks of our ownership structure; and the other factors discussed in Item 1A, “Risk Factors” of the Original Filing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Our business and affairs are managed under the direction of our Board. Set forth below are the names of each of our directors, their ages, their offices in the Company, if any, their principal past occupations or past employment, the length of their tenure as directors and the names of other companies in which such persons hold or have held directorships. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Form 10-K/A that each person listed below should serve as a director is set forth below. The biographical and other background information set forth below concerning each director is as of April 15, 2019.

Name	Age	Position with the Company
Mr. Guang Yang	55	President, Chief Executive Officer and Executive Chairman
Mr. Robert J. Chersi	57	Lead Independent Director
Ms. Mary Elizabeth Beams	63	Director
Mr. Reginald Love	36	Director
Mr. John Paulson	63	Director
Ms. Barbara Trebbi	52	Director
Guang Yang has been the Executive Chairman of our Board since November 2018 and the President and Chief Executive Officer of BrightSphere since December 2018. Previously, Mr. Yang was a member of the Company's Board from May 2017 until September 2018. Prior to joining the Company in 2018, Mr. Yang was the Managing Partner of H Plus Capital, a private market investment management firm, which he formed in August 2018. Mr. Yang served as the President of HNA Capital US from January 2016 through December 2017 and President of HNA Group Americas from January 2018 through August, 2018. Mr. Yang was a Founder of Finergy Capital, a Beijing-based private equity fund, and acted as its Chairman and CEO from October 2010 until January 2016. Mr. Yang previously spent 15 years as an Executive Vice President, Senior Portfolio Manager and Research Analyst at Franklin Templeton Investments Global Equities from July 1995 until September 2010. He also served as the Chairman for Franklin Templeton China. Prior to joining Franklin Templeton Investments, he worked as a Research Scientist at Harvard Medical School and at Massachusetts General Hospital. Mr. Yang holds a B.S. from the University of Science and Technology of China, a Ph.D. in Neuroscience from Australian National University and an MBA from Harvard Business School. Mr. Yang is also a Chartered Financial Analyst (CFA) charterholder.

Mr. Yang’s qualifications to serve on our Board include his extensive leadership, investment and financial knowledge. His experience with regard to strategy, leadership, financing and other transactions within the financial services industry will provide valuable insight to the Board.
Mary Elizabeth Beams has been a member of our Board since October 2018. Ms. Beams served as the CEO of Retirement Solutions at Voya, the nation’s largest publicly traded retirement platform (Defined Contribution and Retirement Record Keeping platform) from 2011 until 2015. During her time at Voya, she helped lead the company’s spinoff from ING and facilitated the turnaround of 12 businesses that accounted for nearly two-thirds of Voya’s ongoing operating earnings. More recently, Ms. Beams served as Counselor at the Department of State from June 2017 to December 2017. She also served as Interim Chief Executive Officer of the New England Aquarium from January 2017 to June 2017. From April 2017 until its sale in October 2018, Ms. Beams was a Board Member, Chair of the Audit Committee and member of the Risk and Compensation Committees of Cetera Financial Group, an investment advice platform and the second largest family of independent broker-dealers in the U.S. She is currently an Advisory Board Member to Vestigo Ventures, an early-stage venture capital firm focused on fintech companies, and also serves on Columbia Business School’s Executive Advisory Board, Financial Studies. She also serves on the New England Aquarium Board; the Global Board of Governors Junior Achievement Worldwide, where she is Treasurer and Chair of Finance Committee; and serves as Overseer, Mount Auburn Hospital, A Harvard Teaching Hospital, Cambridge, MA.  In September 2018, Ms. Beams joined the Cannabis Investment Network Advisory Board. Ms. Beams holds a B.A. in English from Boston College, a CCS in Strategic Planning from Harvard University and an MBA in Marketing & Finance from Columbia University, Graduate School of Business.

Ms. Beams’ qualifications to serve on the Board include her extensive leadership experience, particularly in the financial services industry. Her deep knowledge of the financial services industry and experience in past leadership roles will allow her to provide valuable insight to our Board.

Robert J. Chersi has been a member of our Board since March 2016. Mr. Chersi has been with Pace University since 2013, and is currently serving as the Executive Director for its Center for Global Governance, Reporting & Regulation, as well as an adjunct professor in its Department of Finance & Economics. In addition, since 2013, Mr. Chersi has served as the Helpful Executive in Reach (HEIR) in the Department of Accounting and Information Systems at Rutgers University, and has acted in an advisory capacity to financial services industry clients as an individual as well as through Chersi Services LLC, which he founded in 2014. Prior to joining Pace, Mr. Chersi was a member of the Executive Committee and Chief Financial Officer of Financial Services at Fidelity Investments in Boston, from 2008 to 2012. While at Fidelity, as CFO, Mr. Chersi led the finance, compliance, risk management, business consulting and strategic new business development functional organizations. From 1988 to 2008, Mr. Chersi served in numerous positions at UBS AG, including CFO of U.S. Wealth Management and Deputy CFO of Global Wealth Management and Business Banking. Mr. Chersi had several executive leadership positions while at UBS, including service on the UBS AG Group Managing Board from 2004 to 2008, which played an important role in developing and implementing the firm’s direction, values and principles and in promoting its global culture. He began his career as an audit manager in the Financial Service Practice of KPMG LLP in 1983. Mr. Chersi currently serves as a member of the Advisory Board of the Pace University Lubin School of Business, and has previously been a member of the Board, Audit Committee and Risk Committee of UBS Bank USA, a member of the Board of PW Partners R&D III, Chairman of the Board of Trustees of the UBS USA Foundation, a member of the Board of Bon Secours New Jersey/St. Mary’s Hospital Foundation, and a Trustee of Fidelity Investments’ Political Action Committee. Mr. Chersi also currently serves as a Director of E*TRADE Financial Corporation and is a member of the E*TRADE Bank board as well as a member of the Audit Committee and the Risk Oversight Committee of E*TRADE Financial Corporation. He also currently serves as a member of the Board of Trustees of Thrivent Funds. He has held the Certified Public Accountant designation, and is a 1983 graduate of Pace University, where he earned a BBA in Accounting, summa cum laude.
Mr. Chersi’s qualifications to serve on our Board include his extensive experience in the financial services industry and deep knowledge of corporate governance, financial reporting and regulatory compliance.  In addition, his background in risk management, business consulting and strategic business development will further enhance our Board’s proficiency.
Reginald L. Love has been a member of our Board since August 2018. Mr. Love has served as a Partner at RON Transatlantic EG (“Transatlantic”), an international financial holding company with private equity investments in the financial services, logistics, energy, industrial and beer sectors in the United States, Latin America and Europe since January 2012. Mr. Love’s work focuses on financial services and energy investments at Transatlantic. Prior to joining Transatlantic, Mr. Love served in the Executive Office of the President of the United States and as a personal aide to President Obama from 2007 through 2011. Mr. Love graduated from Duke University in 2005 and holds an MBA from The Wharton School at the University of Pennsylvania. He serves on the Board of Directors of Organize.org, Providence Day School, TeamWorks and the Center for Environmental Farming Systems.

Mr. Love’s qualifications to serve on our Board include his knowledge of the financial services industry generally and his focus on financial services investments. This knowledge will allow Mr. Love to provide valuable insight to the Board.

John A. Paulson has been a member of our Board since November 2018. Mr. Paulson currently serves as President of Paulson & Co, Inc. (referred to herein as “Paulson & Co.” or “Paulson”), an SEC registered investment management company, and has served in this role since the firm was founded in 1994. Prior to founding Paulson & Co, Mr. Paulson was a general partner of Gruss Partners and a managing director in mergers and acquisitions at Bear Stearns. Mr. Paulson received his Masters of Business Administration from Harvard Business School and his undergraduate degree from New York University.

Mr. Paulson’s qualifications to serve on the Board include his deep knowledge of financial transactions and investments as well as his leadership abilities in founding and leading Paulson & Co. This knowledge and these qualifications will allow Mr. Paulson to provide valuable insight to the Board, especially in the area of Company strategy.

Barbara Trebbi has been a member of our Board since January 2018. Ms. Trebbi was a General Partner and co-managing partner at Mercator Asset Management, L.P. (“Mercator”) from 2000 until October 2017. At Mercator, which she joined in 2000, she was a senior member of the investment team, with a focus on international equities, in particular, continental European investments, as well as Asia and other emerging markets. Her clients included a wide range of institutional investors and sub-advisory accounts. Ms. Trebbi started her career in 1988 as an international equity research analyst at Mackenzie Investment Management Inc., and progressed over 12 years to become head of international equities. She has over 30 years of international investment experience. Ms. Trebbi is a Chartered Financial Analyst, a member of the CFA Institute, and also is a member of the CFA Society of South Florida, where she served as President from 1994 to 1995. She also serves on a number of non-profit boards related to primary, secondary and higher education. She has a Graduate Diploma from the London School of Economics and Political Science and a B.S. degree from the University of Florida.
Ms. Trebbi’s qualifications to serve on our Board include her deep investment experience, with a particular emphasis on international investments. This experience, combined with extensive knowledge of the institutional and sub-advisory markets will allow her to provide valuable insight to our Board.
Prior to the assignment of certain rights under the Shareholder Agreement by and among us, Old Mutual plc (“OM plc”) and OM Group (UK) Ltd. (“OMGUK”) dated September 29, 2014 (the “Shareholder Agreement”) from HNA Eagle Holdco LLC (together with HNA Capital (U.S.) Holdings LLC, “HNA”) to Paulson, Mr. Paulson and Mr. Yang were each appointed by HNA under such Shareholder Agreement. After the assignment of the aforementioned rights under the Shareholder Agreement, Mr. Paulson is the sole Paulson-appointed Director under the Shareholder Agreement. Pursuant to the Shareholder Agreement, until such time as Paulson no longer owns at least 20% of our Ordinary Shares, Paulson may, in its discretion, appoint a second Director to our Board.
Executive Officers

The following table sets forth certain information regarding our named executive officers.

Name	Age	Position
Guang Yang	55	President, Chief Executive Officer and Executive Chairman
Suren Rana	39	Chief Financial Officer
For the biographical information of Mr. Yang, see “Directors” above.
Suren Rana became our Chief Financial Officer in January 2019. Prior to joining the Company in January 2019, Mr. Rana was a partner at H Plus Capital, a private market investment management firm, from August 2018 through January 2019. Mr. Rana has been involved in the financial services sector for more than 15 years. Mr. Rana was a member of the Company's board from November 2017 to August 2018. He served as the Chief Investment Officer at HNA Capital International from September 2016 to August 2018. He served as an investment banker at UBS from November 2015 to August 2016, Royal Bank of Canada from September 2011 to November 2014 and Merrill Lynch where he advised clients on M&A, IPOs, financings and other strategic matters. He also served as a Principal at Equifin Capital Partners from September 2008 to September 2011 where he led control investments in the financial services sector. Mr. Rana began his career at GE Capital with responsibilities in credit risk management and audit. Mr. Rana holds an MBA from Harvard Business School, a graduate degree from the Indian Institute of Management Ahmedabad and a bachelor’s degree from the University of Delhi.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act, and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our ordinary shares, nominal value $0.001 per share (“Ordinary Shares”) to file reports of their ownership and changes in ownership of the Ordinary Shares with the SEC. Based solely on our review of the reports filed during 2018 and questionnaires from our directors and executive officers, we determined that no director, executive officer or beneficial owner of more than 10% of the Ordinary Shares failed to file a report on a timely basis during 2018.

Introduction
The following compensation discussion and analysis (“CD&A”) provides information on the compensation arrangements of our named executive officers (“NEOs’) for 2018 and should be read together with the compensation tables and related disclosures set forth below.
Our NEOs for 2018 include our current and former Chief Executive Officers (“CEO”), Head of Finance and Principal Financial Officer, and two additional executive officers as listed below:

•	Guang Yang, Executive Chairman, President and CEO from December 15, 2018 to present

•	Stephen H. Belgrad, Executive Vice President, Chief Financial Officer until March 2, 2018, CEO from March 2, 2018 until December 15, 2018

•	James J. Ritchie, Interim CEO until March 2, 2018

•	Daniel K. Mahoney, currently Head of Finance and Principal Accounting Officer, Principal Financial Officer from March 2, 2018 through January 20, 2019

•	Aidan J. Riordan, Executive Vice President, Head of Affiliate Management until March 8, 2019

•	Christopher Hadley, Executive Vice President, Chief Talent Officer until February 1, 2019
Our CD&A is presented in the following sections:

•	Recent NEO Transitions

•	Summary of Governance Practices

•	Executive Compensation Program Structure

◦	Base Salary

◦	Incentive Awards

◦	Benefits

•	Determination of 2018 Compensation for our NEOs

◦	Financial and Strategic Performance for 2018

◦	2018 CEO Transitions

◦	2018 Annual Compensation Determination

•	Other Compensation Committee Policies and Practices

◦	Comparator Group

◦	Compensation Committee

◦	Our Compensation Consultant

◦	Risk Considerations in our Compensation Programs

•	Impact of Tax and Accounting Policies
Recent NEO Transitions
In December 2018, in connection with a greater emphasis on efficiency, simplification of operating structure and increased focus on organic growth, the Company (i) entered into a separation agreement with Stephen Belgrad, our former CEO, and (ii) appointed Guang Yang, who had previously been a member of the Board and recently appointed Executive Chairman of the Board, as President and CEO. In addition to Mr. Belgrad, two other NEOs, Aidan Riordan and Christopher Hadley, separated in early 2019 as a result of the strategic repositioning. Existing Company resources are expected to absorb the responsibilities of the separated positions. In January 2019, Suren Rana, a previous member of our Board, was named Chief Financial Officer (“CFO”) and Principal Financial Officer. As the result of Mr. Rana joining the Company, the previous Principle Financial Officer, Daniel Mahoney, retained the role of Head of Finance and became Principal Accounting Officer.

In connection with these transitions, the Compensation Committee enhanced our executive compensation program to support the new strategic direction by introducing nonqualified stock options into the Company’s compensation framework to further align CEO and, in 2019, CFO compensation with stock price performance and shareholder returns. The Compensation Committee granted Messrs. Yang and Rana five-year, options with exercise prices above the trading price at the time of grant as the sole component of their incentive-based compensation and as an inducement to join the Company. This enhancement to our executive compensation program strengthens the alignment of our new management with our shareholders as Messrs. Yang and Rana will only receive value from their stock option grants to the extent value is created for our shareholders. It is not expected that Messrs. Yang and Rana will receive additional incentive compensation pursuant to our annual incentive program over the five-year term of their stock options absent extraordinary achievement.

Summary of Governance Practices
Our executive compensation practices support the needs of our business, drive performance, and ensure alignment with the short and long-term interests of our shareholders.
Our program consists of the following best practices:

•
Subject incentive awards, including the new stock options, to an expansive clawback policy, which covers violation of risk policies and reputational harm in addition to financial restatements or materially inaccurate performance calculations

•	Balance company and individual performance

•	Maintains robust share ownership and holding requirements

•	Engages an independent compensation consultant
In addition, we do not:

•	Provide tax gross ups related to a change of control, perquisites or benefits

•	Provide for single-trigger payments or single-trigger equity award vesting upon a change of control

•	Grant stock or option equity awards below 100% of fair market value

•	Pay dividends or dividend equivalents on unvested performance-based awards unless and until such performance-based awards are ultimately realized

•	Permit hedging transactions by our executive officers

•	Permit pledging activity or holding Company shares in margin accounts by our executive officers

Executive Compensation Program Structure
Our compensation program is based on clear and consistent objectives, and is designed to enable us to attract, retain, and incentivize the highest caliber talent across our business in order to maintain and strengthen our position in the asset management industry. With respect to our NEOs, our compensation program is intended to provide a total rewards program that is competitive with our peers, supports our values, rewards individual efforts, and correlates with our financial and strategic successes as a company.
Our compensation program is designed to contribute to our ability to:

•	support our business drivers, company vision, and strategy;

•	support and enhance our talent management practices and the achievement of our desired culture and behavior;

•	use performance-related incentives linked to success to deliver our business strategy and create alignment with shareholder interests;

•	pay employees at levels that are both competitive and sustainable; and

•	reward our executives appropriately without promoting excessive risk taking.

We aim to achieve these goals through a compensation structure that includes a moderate level of fixed compensation and a larger portion of incentive compensation. Incentive compensation determinations for NEOs and other employees receiving annual incentives, while ultimately discretionary, are informed by the Compensation Committee’s year-end assessment of management’s achievement of financial goals and strategic objectives. In addition to the achievement of agreed-upon goals and objectives, the Compensation Committee’s assessment considers our performance relative to peers and economic and market conditions for the year, as well as compared to the prior year. Additionally, the Compensation Committee considers the financial needs of the Company and takes into account the future outlook of the overall industry. Total incentive compensation covering all employees, including our NEOs, is also limited by the size of an overall incentive pool established by the Compensation Committee taking into account the foregoing factors.
The specific elements of our compensation program for NEOs and other senior employees include (i) base salary; (ii) annual incentive compensation, which may include an annual cash award, and/or performance-based and time-based long-term incentive (“LTI”) equity awards; and (iii) participation in certain Company-wide employee benefit programs, including participation in a Profit Sharing and 401(k) Plan as well as health and welfare benefits. As previously mentioned, our new CEO and CFO received five-year stock option awards and are not expected to receive additional incentive compensation over this period absent extraordinary achievement.

Compensation Element	How Element Operates	Additional Considerations
Base Salary • Intended to provide a degree of financial certainty and stability. • Designed to attract and retain talented executives.	• Reviewed on an annual basis with increases considered only if salaries are found to be low relative to the median for our peer group.	• Competitive market data is used as a reference by our Compensation Committee along with other factors such as individual experience, performance and scope of the role.
Incentive Awards
• Annual Incentives are awarded in a combination of cash and equity compensation, which, for NEOs, is both time-based and performance-based. In 2018, incentive awards were expanded to include stock options for our CEO and, in 2019, for our new CFO.

• The split between cash and equity compensation is formulaically determined.

•
An incentive framework is used to assess our financial and strategic performance and inform the Compensation Committee’s determination regarding incentive pool funding.

•
Financial performance is assessed against our business plan and compared to prior-year results, with a focus on Economic Net Income (“ENI”) growth, ENI revenue growth, revenue impact of net flows and earnings per share growth.

•
Strategic performance is assessed relative to objectives established for partnering with Affiliates, global distribution, managing a public company and managing risk.

•
Performance against the framework is then considered relative to the overall business environment, including the financial needs of the Company and the future outlook of the overall industry.

•
Determination of incentive pool funding and individual incentive awards is ultimately discretionary, which allows the Compensation Committee to use its judgment to assess both absolute and relative performance and consider non-financial strategic accomplishments that are “leading indicators” of the creation of long-term shareholder value.

•
The discretionary performance assessment takes into account market factors that impact Company performance but are outside management’s control.

Compensation Element	How Element Operates	Additional Considerations
A) Cash Awards • The cash component is determined formulaically based on the aggregate amount of the incentive. • The cash portion decreases as the aggregate amount of the incentive award increases.	• Cash component paid shortly after year-end.	• Two NEOs ended their employment with the Company in 2018 and early 2019 prior to payment of their incentive and as a result their total incentives were paid entirely in cash.
B) Equity Awards
•
The equity component of annual incentives is determined formulaically based on the aggregate amount of the incentive.

•
The equity portion of incentive awards increases as the aggregate amount of the incentive award increases.

•
In 2018, equity awards were expanded to include stock option awards for our CEO and, in 2019, for our new CFO, which were granted in lieu of annual incentives.

	• The equity component of annual incentives is split between two types of equity awards: time-based and performance-based.	• Equity awards encourage employees to act in the long-term interests of the Company and are intended to further align interests between NEOs and shareholders.
(i) Time-Based Equity • For 2018 annual incentives to NEOs, time-based equity equals 50% of the total equity award and vests ratably in three equal annual installments.	• Dividends are paid on Restricted Share Awards (“RSAs”) during the restriction period and dividend equivalents are paid on Restricted Share Units (“RSUs”) at vesting.	• Multi-year vesting promotes retention of key employees. • For NEOs terminated prior to the award of annual incentives, incentives were paid all in cash.

Compensation Element	How Element Operates	Additional Considerations

       (ii) Performance-Based Equity
• For 2018, annual incentives to NEOs, performance-based equity equals the remaining 50% of the total equity award and vests at the end of three years subject to our relative total shareholder return (“TSR”) performance against a defined peer group of 13 public companies that includes:
• Affiliated Managers Group, Inc.
• AllianceBernstein Holding L.P.
• Artisan Partners Asset Management Inc.
• Cohen & Steers, Inc.
• Eaton Vance Corp.
• Federated Investors, Inc.
• Franklin Resources, Inc.
• Invesco Ltd.
• Janus Henderson Group plc
• Legg Mason, Inc.
• T. Rowe Price Group, Inc.
• Victory Capital Management
• Virtus Investment Partners, Inc.

• Maximum payout is 150% of target.

• In the event of a negative TSR over the three-year performance period, the payout is capped at 100% of target regardless of relative performance against the peer group.

• The payout of the performance shares is determined based upon performance within a range of plus or minus 25% of the peer median.

• Dividend equivalents are paid on performance-based awards at vesting on the earned shares.

• Performance-vested awards were granted to those who are NEOs for the full year.

		BrightSphere TSR vs Median	Payout as a % of Target
		> median + 25%	150%
		For every full 1% above median up to 25%	2%
		Equal to median	100%
		For every 1% below median up to (25%)	(2)%
		Below median by (25%)	50%
		< (25%)	—%

        (iii) Options
• Upon hire in 2018, our new CEO was granted five-year stock options in lieu of annual incentives over the term of the stock options. The options were granted at a strike price above the fair market value at the date of grant.
	• The options were vested 20% at grant and will vest 20% annually over four years thereafter.	• Creates strong alignment with our shareholders as value is received only to the extent stock price increases and creates value for our shareholders.

Benefits
We believe that providing a competitive retirement benefit for all employees is an important tool for attracting and retaining high-caliber talent throughout our organization. We provide a Profit Sharing and 401(k) Plan for all employees and contribute a percentage of compensation to this plan, subject to regulatory limits. In addition, we maintain two non-qualified deferred compensation plans, the Deferred Compensation Plan and the Voluntary Deferral Plan, for select employees including our NEOs to provide additional retirement planning flexibility. The Deferred Compensation Plan allows the Company to make contributions to eligible employees’ accounts above statutory limits up to a maximum contribution between the qualified Profit Sharing and 401(k) Plan and the Deferred Compensation Plan of $50,000 per person annually. The Voluntary Deferral Plan allows eligible employees to defer a portion of their compensation on a tax-deferred basis and does not include any employer contributions.
We also provide other benefits such as medical, dental, life, and disability insurances to all eligible employees, including the NEOs. In addition, the NEOs are eligible for limited perquisites, including executive parking, which represent a de minimis portion of total compensation.
Determination of 2018 Compensation for our NEOs

Financial and Strategic Performance for 2018
The determination of incentive pool funding and individual incentive awards is ultimately discretionary, which allows the Compensation Committee to take into account market factors that impact BrightSphere’s outlook but are outside of management’s control, use judgment to assess both absolute and relative performance, and consider non-financial strategic accomplishments and challenges. The Compensation Committee determines the funding of the incentive compensation pool for the NEO awards after considering financial and strategic performance, the financial needs of the Company, the NEOs’ prior-year total compensation relative to changes in overall performance, comparator peer group data, and competitive market trends including the future outlook for the overall industry. The Compensation Committee makes use of a framework to assess our financial and strategic performance. This framework considers the Company’s overall financial performance compared to our business plan and prior-year results, with a focus on ENI growth, ENI revenue growth, the revenue impact of net flows and earnings per share growth. Strategic performance is assessed relative to partnering with our Affiliates, global distribution, managing a public company and managing risks.
2018 CEO Transitions
On June 30, 2017, the Board appointed James J. Ritchie, the Chairman of the Board, as the Company’s Interim CEO. Mr. Ritchie was appointed as Interim CEO in order to provide continuity in the management of the Company until the date on which a permanent CEO assumed the role. Mr. Ritchie was the Interim CEO until March 2, 2018, at which time Stephen H. Belgrad became the CEO. Prior to being named President, CEO and a director of the Company, Mr. Belgrad was Executive Vice President, Chief Financial Officer and a member of the executive team of the Company. Mr. Belgrad was appointed after a broad-based search that included a number of highly qualified candidates. Mr. Belgrad served as CEO until December 15, 2018 when he and the Company entered into a mutually agreed separation from his position.
In connection with the cessation of Mr. Belgrad’s employment, Mr. Belgrad and the Company entered into a separation agreement.  Under the terms of the separation agreement and in consideration of a general waiver and release of claims, Mr. Belgrad received severance consistent with the terms of his employment agreement.

On December 30, 2018, the Company entered into an Employment Agreement with Guang Yang in connection with the appointment of Mr. Yang as the Company’s President and CEO effective December 15, 2018. Mr. Yang has also served as the Chairman of the Board since December 3, 2018. Pursuant to the Employment Agreement, Mr. Yang’s compensation consists of an annual base salary of $1,000,000 and a grant of options to purchase 6,900,000 ordinary shares of the Company with a strike price equal to $12.00 per ordinary share, which represented a premium of approximately 14% to the closing price of the Company’s shares immediately prior to the date of grant on December 28, 2018 of $10.52. The options have a five-year term, with 20% of the ordinary shares subject to the option vesting on the date of grant and the remaining ordinary shares subject to the option vesting in equal annual installments over a four-year period beginning on the first anniversary of the date of grant. In addition, if Mr. Yang’s employment is terminated by the Company without cause or Mr. Yang terminated his employment for good reason within two years following a change of control of the Company (as defined in the Option Agreement granting the option), then 20% of the shares subject to the option that would have vested at the next annual vesting date would become vested on the date of termination of employment.
The grant of options was offered as a material inducement to Mr. Yang’s hiring as CEO, and the Company believes that these out-of-the-money options create a strong alignment of interests between the CEO and the Company’s shareholders. The options are intended to be a front-loaded five-year grant, and additional incentive compensation is not expected to be awarded during this period absent extraordinary achievement.
2018 Annual Compensation Determination
After the Compensation Committee considered our financial and strategic performance, competitive market data, prior-year compensation and results and the future economic outlook, the Compensation Committee determined that the aggregate incentive pool for the NEOs, including our former CEO, should be decreased approximately 40% from prior year or a communicated target, as applicable.
Incentive compensation recommendations for NEOs other than the CEO and former CEO were made to the Compensation Committee by our CEO.
The Compensation Committee met in executive session to assess the recommendations made for each NEO. After considerable discussion, the Compensation Committee agreed on final incentive awards for each of the NEOs.
While the factors above were used in making the initial recommendation and then used by the Compensation Committee as a basis for considering and approving the incentive recommendations, the individual incentive awards were not based on any specific targets or formulas. Ultimately, incentive awards for all NEOs were recommended and approved entirely on a discretionary basis. This approach allows the Compensation Committee to make decisions without being constrained by any particular formula.
The following table shows the NEOs’ base salaries and total incentive awards for 2018 that were awarded and approved by the Compensation Committee, with performance-based equity awards shown at target. Compensation for Mr. Yang has been annualized and is not the amount that he was actually paid or granted in 2018. This table differs from the Summary Compensation Table as it reflects equity awards that were awarded in February 2019 for performance in 2018, except as noted. By comparison, the Summary Compensation Table reflects equity awards granted in 2018 for performance in 2017.

	Guang Yang[1]	Stephen H. Belgrad[2]	James J. Ritchie[3]	Daniel K. Mahoney[4]	Aidan J. Riordan[5]	Christopher Hadley[6]
Base salary	$1,000,000	$466,346	$659,949	$250,000	$375,000	$300,000
Incentive Awards:
Cash Incentive	—	2,500,000	—	255,000	250,000	195,000
Options Awarded	2,332,200	—	—	—	—	—
Time-Based Equity	—	—	330,750	95,000	125,000	—
Performance-Based Equity	—	—	—	—	125,000	—
Total incentive Awards	2,332,200	2,500,000	330,750	350,000	500,000	195,000
2018 Total Compensation	$3,332,200	$2,966,346	$990,699	$600,000	$875,000	$495,000
2017 Total Compensation	$—	$2,550,000	$2,554,000	$420,000	$2,000,000	$925,000
2018 Variance to 2017	—	16%	n/a	43%	(56)%	(46)%

(1)
Guang Yang assumed the role of CEO on December 15, 2018. Mr. Yang was offered a nonqualified stock option to purchase 6,900,000 ordinary shares of the Company. 20% of the award vested on the date of grant with the remaining 80% vesting in equal 20% annual installments over a four-year period beginning on the first anniversary of the initial vesting date subject to continued employment with the Company on each vesting date. 2018 Options Awarded above reflects an annualized 20% of the fair value on the date of grant of $1.69 per share.

(2)
Stephen H. Belgrad assumed the role of CEO on March 2, 2018 and his employment ended with the Company effective December 15, 2018. Mr. Belgrad received an incentive award pursuant to his employment agreement, which was paid in cash pursuant to his Transition Severance Agreement.

(3)
James J. Richie’s role as Interim CEO ended on March 2, 2018. Mr. Richie received an incentive award pursuant to his Interim CEO agreement, which was paid in equity that vested at grant on March 16, 2018.

(4)
Daniel K. Mahoney assumed the role of Head of Finance, Principal Financial Officer beginning March 2, 2018. As Mr. Mahoney was not an executive officer for the full year, his incentive was paid in cash and time-vested equity. Mr. Mahoney’s salary is annualized.

(5)
Aidan J. Riordan’s employment ended with the Company on March 8, 2019. As Mr. Riordan was employed at the time incentives were awarded, his incentive was paid in the Compensation Committee approved mix for NEOs of 50% cash, 25% time-vested equity and 25% performance-vested equity.

(6)	Christopher Hadley’s employment with the Company ended February 1, 2019. His incentive was paid all in cash pursuant to his Transition Severance Agreement,

Details of the split between fixed and incentive compensation for 2018 for each of the NEOs is provided in the following table:

Named Executive Officer	Title	Base Salary as % of Total Compensation	Incentive Compensation as a % of Total Compensation
Guang Yang[1]	Executive Chairman and Chief Executive Officer	30%	70%
Stephen H. Belgrad	Former Chief Executive Officer	17%	83%
James J. Ritchie[2]	Former Interim Chief Executive Officer	67%	33%
Daniel Mahoney	Senior Vice President, Head of Finance, Principal Accounting Officer; Former Principal Financial Officer	42%	58%
Aidan J. Riordan	Former Executive Vice President, Head of Affiliate Management	43%	57%
Christopher Hadley	Former Executive Vice President, Chief Talent Officer	61%	39%

(1)
Mr. Yang’s compensation is comprised of a base salary and a front loaded five-year stock option to purchase ordinary shares as the sole component of his incentive compensation. This mix is based on his annualized salary and the fair value of his stock options annualized over the five-year term as shown in th table on the previous page.

(2)	Mr. Ritchie’s compensation was comprised of a fixed base salary and fixed time-based equity accrued monthly pursuant to his employment agreement.
We believe that our incentive plans align the interests of our NEOs with our shareholders and promote long-term value creation. In addition, the equity component retains executives through multi-year vesting of grants. We focus our incentive programs on rewarding performance that increases long-term shareholder value.
Other Compensation Committee Policies and Practices

Comparator Group
We believe that ensuring that our compensation levels are competitive with the market for high-caliber talent in our industry is an important attraction and retention tool. The compensation levels of companies in our peer group are an input in assessing both our total compensation levels and the form and mix of cash and equity incentives awarded to the NEOs. We use our comparator group as a reference and guide in making total compensation decisions. In selecting the companies in our comparator group we consider, with input from McLagan, which is retained by management to conduct competitive assessments, and our independent compensation consultant, FW Cook, the following factors: business structure (i.e., multi-boutique model), assets under management, revenue, and public company status. The comparator group is evaluated on an annual basis and may change over time based upon the availability of peer data and the future characteristics of our business compared to peer companies, which includes both publicly traded and privately held asset management companies. As a result of this evaluation in 2018 the Committee decided to eliminate New York Life Investment Management and Nuveen Investments, Inc. from the comparator group and add Victory Capital Management and Virtus Investment Partners, Inc.
The comparator group included the following 16 public and private companies:

American Century Investments	Loomis, Sayles & Company
Artisan Partners Limited Partnership	MFS Investment Management
Barings LLC	Neuberger Berman Group
Eaton Vance Investment Managers	OppenheimerFunds
Janus Henderson Investors	Principal Financial Group
Jennison Associates	Putnam Investments
Lazard Asset Management	Victory Capital Management
Legg Mason & Co.	Virtus Investment Partners, Inc.

The Compensation Committee
Our Compensation Committee is responsible for overseeing our general compensation policies and equity plans and making compensation decisions for the NEOs. Other members of the Board regularly attend and participate in Compensation Committee meetings and members of the Compensation Committee regularly meet in executive session without management present.
In making compensation decisions, the Compensation Committee considers the Company’s financial performance compared to plan targets and the prior year, the financial needs of the business, achievement of strategic objectives, the success of long-term initiatives over a multi-year period, and financial results against industry peers and the compensation levels of our peer group, and the future outlook for the Company and the industry.
Compensation Consultant
FW Cook serves as the independent compensation consultant to the Compensation Committee. FW Cook advises the Compensation Committee on a number of compensation matters, including market data and analysis, comparator group review, and governance. FW Cook also provides design expertise in reviewing compensation and incentive programs for our NEOs. A representative from FW Cook attends Compensation Committee meetings, including executive sessions, as well as informal meetings, and may communicate with the Chair between meetings to prepare for Compensation Committee meetings. The Compensation Committee assesses the independence of FW Cook annually and has concluded that FW Cook does not have any conflicts of interest with respect to its engagement by the Compensation Committee.
The comparator group compensation data provided to the Compensation Committee is prepared using survey and proxy data from McLagan. In addition, reports developed by McLagan may be shared with the Compensation Committee. McLagan is retained by BrightSphere and a representative of the firm may attend meetings of the Compensation Committee from time to time.
Risk Considerations in our Compensation Programs
Our compensation structure is designed with the goal of mitigating risk and protecting shareholder returns without diminishing the effectiveness of the incentives. The Compensation Committee does not believe that our compensation programs promote excessive risk-taking. While the incentive programs are discretionary, the Compensation Committee considers a number of factors in making compensation decisions. In reviewing the Company’s financial and strategic performance, the Compensation Committee places emphasis on longer-term success, particularly as it relates to investments in Affiliate growth. In addition, the Compensation Committee considers the impact of the Company’s compensation practices on the Company’s broad enterprise risk management program.
We seek to keep our compensation programs simple and straight-forward and tied to our operating and stock price performance, including our total shareholder return relative to that of a defined peer group over a three-year performance period. The addition of stock options to our compensation program changes the risk profile, but we believe the increased risk is mitigated by the longer vesting period of four years versus three years for other equity awards, and the other mitigating risk factors present in our compensation program discussed below.
During the year, the Enterprise Risk Management and the Human Resources Departments conducted an assessment of risks arising from the Company’s compensation programs and policies based on guidance from FW Cook. The assessment covered each material element of executive and non-executive employee compensation. Based on the assessment, the Company concluded and the Compensation Committee concurred that our compensation policies and practices are not reasonably likely to encourage behaviors that are reasonably likely to have a material adverse effect on the Company.
Risk Mitigators
BrightSphere has the following policies which are positive from a corporate governance perspective and are risk mitigators:

•	Clawback policy

•	Stock ownership guidelines

•	Prohibitions on hedging and pledging
Clawback Policy
The Compensation Committee instituted a clawback policy for all NEOs for incentives awarded beginning in 2017. The clawback policy has four prongs that can cause the Compensation Committee to consider a clawback of compensation paid, granted or vested in the prior three years which include:

•	Financial statement restatement due to material noncompliance with financial reporting requirements of the SEC;

•	Improper conduct resulting in significant adverse reputational or economic impact;

•	Conduct constituting cause under the Company’s equity plan; or

•	Violation of risk policies that result in a material impact.
Stock Ownership Guidelines
Our CEO and the other NEOs are subject to shareholding requirements of at least 500% of base salary and 300% of base salary, respectively. Unvested awards are excluded for purposes of this calculation. Until this shareholding requirement is met, NEOs are required to retain 50% of their net gain shares (i.e., shares remaining after shares sold to pay taxes) received at vesting. There is no requirement for NEOs to hold shares once employment has ceased, and there is no requirement to continue to hold additional net gain shares once the shareholding requirement is met.

In 2019, to account for the grants of front-loaded stock options to the CEO and CFO, the Compensation Committee expanded the shareholding requirement to include the imputed after-tax value of vested, unexercised in-the-money stock options. Given the requirement to retain 50% of net gain shares at vesting until the shareholding requirement is met, the Committee also eliminated the five-year time period for attaining the applicable shareholding requirement for all NEOs.

Prohibitions on Hedging and Pledging
Our policies prohibit hedging and pledging of shares by our executive officers.
Impact of Tax and Accounting Policies
When the Compensation Committee determines NEO compensation, it considers all factors that may have an impact on our financial performance, including accounting rules and the tax consequences of the compensation awards, including under Section 162(m) of the Internal Revenue Code of 1986, as amended, (“Section 162(m)”).  Section 162(m) generally imposes a $1 million cap on the deductibility of compensation paid to certain executive officers of a publicly held corporation during a year.  The executive officers to whom Section 162(m) applies in a particular year (“covered employees”) include BrightSphere’s Chief Executive Officer and Chief Financial Officer, our next three most highly compensated executive officers, and any individual who is a covered employee in any year after 2017.  While the Compensation Committee considers the deductibility of awards, it is not a material factor of our executive compensation program, and the Compensation Committee retains the flexibility to award compensation that it believes to be in the best long-term interests of BrightSphere, even if the awards may not be fully deductible under Code Section 162(m).
For taxable years commencing before January 1, 2018, compensation paid pursuant to a stockholder-approved plan that qualified as “performance-based compensation” under Section 162(m) was exempt from the annual $1 million deduction limitation.  The Tax Cuts and Jobs Act of 2017 (the “TCJA”) eliminated the performance-based compensation exception for taxable years commencing after December 31, 2017.  However, under transition relief, compensation provided under a written binding contract in effect on November 2, 2017 that is not materially modified after that date continues to be subject to Section 162(m), including its performance-based compensation exception, as previously in effect.  We believe that certain compensation awards to NEOs under our 2017 Equity Plan and the 2014 Equity Plan that were outstanding on November 2, 2017 and have not been materially modified since are fully deductible under the Section 162(m) transition rules.  In addition, certain awards granted to our NEOs through 2017 were exempt from Section 162(m) under the separate relief provided under Internal Revenue Service regulations for newly public companies.  However, awards made to our covered employees in 2018 were made after the November 2, 2017 date and are therefore not eligible for the performance-based compensation exception.
Prior to the enactment of the TCJA, it was the Compensation Committee’s intention to structure compensation for future periods to qualify as performance-based under Section 162(m), where it was reasonable to do so while meeting our compensation objectives. The Compensation Committee will continue to monitor issues concerning the deductibility of executive compensation and consider that as one factor in determining appropriate levels or types of compensation.
Compensation Tables
2018 Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Guang Yang (5)	2018	$42,308	$—	$11,661,000	$—	$—	$11,703,308
Executive Director, President & CEO

Stephen H. Belgrad (6)	2018	$466,346	$1,399,995	$—	$2,500,000	$2,725,000	$7,091,341
Former Chief Executive Officer & Director	2017	$363,462	$772,523	$—	$1,222,500	$50,000	$2,408,485
	2016	$300,000	$815,008	$—	$1,042,500	$50,000	$2,207,508

James J. Ritchie (7)	2018	$659,949	$330,750	$—	$—	$383,057	$1,373,756
Former Interim Chief Executive Officer and Executive Director	2017	$1,892,500	$661,500	$—	$—	$448,353	$3,002,353

Daniel K. Mahoney (8)	2018	$240,385	$46,013	$—	$255,000	$47,275	$588,673
Senior Vice President, Head of Finance and Former Principal Financial Officer

Aidan J. Riordan (9)	2018	$367,308	$702,519	$—	$250,000	$50,000	$1,369,827
Former Executive Vice President, Head of Affiliate Management	2017	321,154	540,005	—	972,500	50,000	1,883,659
	2016	300,000	615,013	—	810,000	50,000	1,775,013

Christopher Hadley (10)	2018	$296,154	$200,029	$—	$195,000	$50,000	$741,183
Former Executive Vice President, Chief Talent Officer	2017	$271,154	$175,614	$—	$450,000	$50,000	$946,768
	2016	250,000	188,005	$—	413,400	50,000	$901,405

(1)
The amount in the Stock Awards column is the grant date fair value of awards of ordinary shares determined pursuant to FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). All of the awards of ordinary shares reported in the Stock Awards column were granted as restricted awards of ordinary shares under the Company’s Equity Incentive Plan. The grant for Mr. Ritchie was made on March 16, 2018 for his service as Interim CEO in 2018. Grants for the remaining NEOs were made on February 15, 2018 with respect to awards earned pursuant to our Annual Incentive Plan for the 2017 performance year. The following table details the awards made with respect to each award type.

	Interim CEO Grant (A)	CEO Promotion Award - Time- Based (B)	CEO Promotion Award at Target - Performance- Based (C)	Annual Incentive Plan Grant - Time- Based (B)	Annual Incentive Plan Grant at Target - Performance- Based (C)	Total
Stephen H. Belgrad	$—	$178,992	$268,488	$635,005	$317,510	$1,399,995
James J. Ritchie	$330,750	$—	$—	$—	$—	$330,750
Daniel K. Mahoney	$—	$—	$—	$46,013	$—	$46,013
Aidan J. Riordan	$—	$—	$—	$468,341	$234,178	$702,519
Christopher Hadley	$—	$—	$—	$133,347	$66,682	$200,029

(A)
The grant for Mr. Ritchie is compensation for service as Interim CEO in 2018. The shares were granted and fully vested following his term as Interim CEO on March 16, 2018 pursuant to his employment agreement.

(B)
The time-based grants made as part of the Annual Incentive Plan vest ratably over three years, one-third on the first anniversary of the grant, one-third on the second anniversary of the grant and one-third on the third anniversary of the grant. Dividends are payable during the restriction period.

(C)
Performance-based shares made as part of the Annual Incentive Plan and, for 2018, a CEO promotion grant, vest at the end of three years, subject to relative total shareholder return against a defined peer group. Dividend equivalents are paid at the end of the vesting period on the earned shares.

See Note 2 “Significant Accounting Policies – Share Based Compensation Plans” and Note 19 “Equity-based Compensation” in the notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for further discussion of the valuation methodology. To see the value actually received by the NEOs in 2018 upon vesting of ordinary shares, refer to the 2018 Option Exercises and Stock Vested table. Additional information on all outstanding awards of ordinary shares is reflected in the 2018 Outstanding Equity Awards table.
Stock awards attributable to the Annual Incentive Plan for 2018, as described in the “Compensation Discussion and Analysis,” will be granted in 2019 and reported in the 2019 Summary Compensation Table.

(2)
The option award for Mr. Yang, made on December 30, 2018, is five-year option grant with an exercise price above the trading price at the time of grant as the sole component of his incentive-based compensation for the five years following his commencement date (absent extraordinary circumstances) and as an inducement to join the Company.

(3)
The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the cash portion of the amounts earned by the NEOs under the Company’s Annual Incentive Plan in 2018 and paid to employees on February 15, 2019.

(4)
The amounts reported in the “Total All Other Compensation” column reflect, for each Mr. Belgrad, Mr. Mahoney, Mr. Riordan and Mr. Hadley, the sum of contributions by the Company under its Profit Sharing & 401(k) Plan and its non-qualified deferred compensation plan. The 2018 amount for Mr. Ritchie includes his cash fees and Restricted Awards of Ordinary Shares for serving as Chairman of the Company’s Board of Directors. The 2018 amount for Mr. Belgrad includes severance payments.

(5)	Mr. Yang was named Executive Chairman, President and CEO as of December 15, 2018.

(6)
Mr. Belgrad served as Executive Vice President, Chief Financial Officer until March 2, 2018. He served as CEO from March 2, 2018 until December 15, 2018. Severance payments are included in 2018 All Other Compensation.

(7)	Mr. Ritchie served as Interim Chief Executive Officer until March 2, 2018. In addition, Mr. Ritchie received board fees and consulting fees in 2018. See 2018 Director Compensation table.

(8)	Mr. Mahoney served as Head of Finance, Principal Financial Officer from March 2, 2018 until January 20, 2019. He is currently Head of Finance, Principal Accounting Officer.

(9)	Mr. Riordan’s employment terminated with the Company on March 8, 2019.

(10)	Mr. Hadley’s employment terminated with the Company on February 1, 2019.
2018 All Other Compensation Detail
The following table outlines those perquisites and other personal benefits and additional all other compensation.

Name	Year	Total Perquisites	Severance	Director Fees	Defined Contribution Savings Plan Company Contributions	Total All Other Compensation
Guang Yang	2018	$—	$—	$—	$—	$—

Stephen H. Belgrad (1)	2018	$—	$2,725,000	$—	$—	$2,725,000
	2017	—	—	—	50,000	50,000
	2016	—	—	—	50,000	50,000

James J. Ritchie (2)	2018	$—	$—	$383,057	$—	$383,057
	2017	—	—	448,353	—	448,353

Daniel K. Mahoney	2018	$—	$—	$—	$47,275	$47,275

Aidan J. Riordan	2018	$—	$—	$—	$50,000	$50,000
	2017	—	—	—	50,000	50,000
	2016	—	—	—	50,000	50,000

Christopher Hadley	2018	$—	$—	$—	$50,000	$50,000
	2017	—	—	—	50,000	50,000
	2016	—	—	—	50,000	50,000

(1)	2018 Severance for Mr. Belgrad reflect his severance per the terms of his employment agreement including salary and continuation of benefits

(2)
2018 Director Fees for Mr. Ritchie include his fees for serving as Chairman of the Company’s Board of Directors of $164,987 and a consulting fee of $43,056 both paid in cash, and $175,014 of Restricted Share Awards for a total of $383,057. The consulting agreement was entered into following Mr. Ritchie’s resignation from the Board, for a period of twelve months. Under the agreement Mr. Ritchie is paid $41,667 a month.

2018 Grants of Plan-Based Awards

Name	Grant Date	Approval or Action Date, if different		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock and Option Awards ($)
				Threshold	Target	Maximum
Guang Yang	12/30/2018	12/30/2018	(1)	$—	$—	$—	3,856	6,900,000	$11,661,000

Stephen H. Belgrad	2/15/2018	1/16/2018	(2)	—	—	—	39,663	—	$635,005
	2/15/2018	1/16/2018	(3)	—	19,832	29,748	—	—	$290,935
	2/15/2018	1/16/2018	(2)	—	—	—	11,180	—	$178,992
	2/15/2018	1/16/2018	(3)	—	16,770	25,155	—	—	$246,016

James J. Ritchie	3/16/2018	7/1/2017	(4)	—	—	—	63,000	—	$992,250
	6/20/2018	1/16/2018	(5)	—	—	—	11,183	—	$175,014

Daniel K. Mahoney	2/15/2018	1/16/2018	(2)	—	—	—	2,874	—	$46,013

Aidan J.	2/15/2018	1/16/2018	(2)	—	—	—	29,253	—	$468,341
Riordan	2/15/2018	1/16/2018	(3)	—	14,627	21,941	—	—	$214,578

Christopher Hadley	2/15/2018	1/16/2018	(2)	—	—	—	8,329	—	$133,347
	2/15/2018	1/16/2018	(3)	—	4,165	6,248	—	—	$61,101

(1)	The grant for Mr. Yang represent a nonqualified stock option to purchase ordinary shares of the Company. The shares were granted as a material inducement to join the Company.

(2)
The amounts represent the time-based awards of restricted ordinary shares under the Company’s Equity Incentive Plan relating to performance in fiscal 2017. Market Value was determined by multiplying the number of shares by the grant date fair value based on ASC 718 which is $16.01, the closing price of the Company’s ordinary shares on February 14, 2018 the day prior to the date of grant.

(3)
The amounts represent the number of performance-based awards of restricted ordinary shares under the Company’s Equity Incentive Plan relating to performance in fiscal 2017 at target and maximum. Grants vest between 0% to 150% of target at the end of three years subject to our relative total shareholder return performance against a defined peer group. Market Value was determined by multiplying the number of ordinary shares at the target level by the grant date fair value based on ASC 718 of $14.67. See Note 2, “Significant Accounting Policies - Share Based Compensation Plans” and Note 18, “Equity-based Compensation” in the notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for further discussion of the valuation methodology.

(4)
The amount represents the time-based awards of restricted ordinary shares under the Company’s Equity Incentive Plan relating to his duties as Interim CEO. Market Value was determined by multiplying the number of shares by the grant date fair value based on ASC 718 which is $15.75, the closing price of the Company’s ordinary shares on March 15, 2018 the day prior to the date of grant.

(5)
The amount represents the time-based awards of restricted ordinary shares under the Company’s Non-Employee Director Equity Incentive Plan relating to his duties as Chairman. Market Value was determined by multiplying the number of shares by the grant date fair value based on ASC 718 which is $15.65, the closing price of the Company’s ordinary shares on June 19, 2018 the day prior to the date of grant.

2018 Outstanding Equity Awards at Fiscal Year-End

			Option Awards				Stock Awards		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (8)
Name	Grant Date		Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Option: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (8)
Guang Yang	12/30/2018	(1)	1,380,000	5,520,000	$12.00	12/30/2023	N/A	N/A	N/A	N/A

Stephen H. Belgrad	2/15/2018	(2)					28,049	$299,563
	2/15/2018	(3)							36,602	$390,909
	2/15/2017	(4)					12,518	$133,692
	2/15/2017	(5)							13,403	$143,144
	2/10/2016	(6)					9,175	$97,989
	2/10/2016	(7)							19,094	$203,924

James J. Ritchie	N/A						N/A	N/A	N/A	N/A

Daniel K. Mahoney	2/15/2018	(2)					2,874	$30,694
	2/15/2017	(4)					1,630	$17,408
	2/10/2016	(6)					1,071	$11,438

Aidan J. Riordan	2/15/2018	(2)					29,253	$312,422
	2/15/2018	(3)							14,627	$156,216
	2/15/2017	(4)					15,862	$169,406
	2/15/2017	(5)							9,369	$100,061
	2/10/2016	(6)					12,550	$134,034
	2/10/2016	(7)							14,409	$153,888

Christopher Hadley	2/15/2018	(2)					8,329	$88,954
	2/15/2018	(3)							4,165	$44,482
	2/15/2017	(4)					5,158	$55,087
	2/15/2017	(5)							3,047	$32,542
	2/10/2016	(6)					3,836	$40,968
	2/10/2016	(7)							4,405	$47,045

(1)
The options to purchase ordinary shares of the Company was granted as an employment inducement award on December 30, 2018. The options vest 20% on December 30, 2018, 20% on December 30, 2019, 20% on December 30, 2020 and 20% on December 30, 2021

(2)
The grants of restricted ordinary shares of the Company were made under the Company’s Equity Incentive Plan on February 15, 2018. The restricted ordinary shares vest in one-third increments on each of February 15, 2019, February 15, 2020 and February 15, 2021.

(3)
The grants of performance-based restricted ordinary shares of the Company were made under the Company’s Equity Incentive Plan on February 15, 2018. Subject to the performance conditions, the ordinary shares vest three years following the grant date between 0% and 150% of target. The ordinary shares reported reflect cumulative performance at December 31, 2018 of 100% of target.

(4)
The grants of restricted ordinary shares of the Company were made under the Company’s Equity Incentive Plan on February 15, 2017. The restricted ordinary shares vest one-third on each of February 15, 2018, February 15, 2019 and February 15, 2020.

(5)
The grants of performance-based restricted ordinary shares of the Company were made under the Company’s Equity Incentive Plan on February 15, 2017. Subject to the performance conditions, the ordinary shares vest three years following the grant date between 0% and 150% of target. The ordinary shares reported reflect cumulative performance at December 31, 2018 of 78.75% of target.

(6)
The grants of restricted ordinary shares of the Company were made under the Company’s Equity Incentive Plan on February 10, 2016. The restricted ordinary shares vest in one-third increments on each of February 10, 2017, February 10, 2018 and February 10, 2019.

(7)
The grants of performance-based restricted ordinary shares of the Company were made under the Company’s Equity Incentive Plan on February 10, 2016. Subject to the performance conditions, the ordinary shares vest three years following the grant date between 0% and 150% of target. The ordinary shares reported reflect cumulative performance at December 31, 2018 of 76.54% of target.

(8)	Market value was determined by multiplying the number of the Company’s ordinary shares by $10.68, the closing price of the Company’s ordinary shares in U.S. Dollars on December 31, 2018.

2018 Options Exercised and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Guang Yang	—	$—	—	$—
James J. Ritchie	—	$—	94,237	$1,452,503
Stephen H. Belgrad (2)	—	$—	228,724	$3,108,416
Daniel K. Mahoney	—	$—	3,643	$55,981
Aidan J. Riordan	—	$—	122,344	$1,866,747
Christopher Hadley	—	$—	72,393	$1,102,975

(1)
The value realized upon vesting of restricted ordinary shares is calculated by multiplying the fair market value of an ordinary share on the vesting date (the closing price on the business day prior to the vesting dates) by the number of ordinary shares vested.

(2)
This amount includes 90,166 time-based restricted ordinary shares that vested for tax purposes at the time of Mr. Belgrad’s separation of employment. These ordinary shares remain restricted through the original vesting dates per the terms of Mr. Belgrad’s separation agreement.

2018 Nonqualified Deferred Compensation
The following table provides information on the NEOs’ participation in the Voluntary Deferral Plan and the Deferred Compensation Plan. These plans either allow eligible employees to defer part of their salary and annual incentive on a voluntary basis or provide additional pre-tax company contributions to employees whose profit sharing contributions were limited under the tax-qualified plan. The Company contribution under the Deferred Compensation Plan is at the same rate of contribution as the contribution to the Profit Sharing & 401(k) Plan.

Name	Plan	Executive Contributions in Last FY ($)(1)	Registrant Contribution in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions in Last FY ($)	Aggregate Balance at end of Last FYE ($)
Guang Yang	Voluntary Deferral Plan	N/A	N/A	N/A	N/A	N/A
	Deferred Compensation Plan	N/A	N/A	N/A	N/A	N/A
Stephen H. Belgrad	Voluntary Deferral Plan	N/A	N/A	$(177,273)	N/A	$2,218,924
	Deferred Compensation Plan	N/A	N/A	$(13,352)	N/A	$168,299
James J. Ritchie	Voluntary Deferral Plan	$1,204,649	N/A	$(83,161)	$(621,524)	$1,079,532
	Deferred Compensation Plan	N/A	N/A	N/A	N/A	N/A
Daniel K. Mahoney	Voluntary Deferral Plan	N/A	N/A	N/A	N/A	N/A
	Deferred Compensation Plan	N/A	$19,775	$(266)	N/A	$24,974
Aidan J. Riordan	Voluntary Deferral Plan	N/A	N/A	$(29,028)	N/A	$286,834
	Deferred Compensation Plan	N/A	$22,500	$(8,525)	N/A	$167,978
Christopher Hadley	Voluntary Deferral Plan	N/A	N/A	N/A	N/A	N/A
	Deferred Compensation Plan	N/A	$22,500	$(18,522)	N/A	$267,116

(1)	The amount for Mr. Ritchie includes deferrals made from his 2018 salary. Salary deferrals are reported in the “Salary” column of the 2018 Summary Compensation Table.

(2)	All Company contributions are included in the “All Other Compensation” column of the 2018 Summary Compensation Tables.

(3)
The earnings reflected represent deemed investment earnings or losses from voluntary deferrals and Company contributions, as applicable. The Voluntary Deferral Plan and the Deferred Compensation Plan do not guarantee a return on deferral amounts. For these plans, no earnings are reported in the 2018 Summary Compensation Table because the plans do not provide for above-market or preferential earnings.

Employment Contracts and Change of Control Arrangements
Change of Control
Under the Company’s Equity Incentive Plan, if we experience a change of control or a corporate transaction, in the discretion of the Compensation Committee, (i) outstanding awards, including any vesting provisions, may be assumed or substituted by the successor company; (ii) outstanding and unexercised options and share appreciation rights may expire upon the closing of the change of control or other transaction, whether or not in conjunction with a payment equal to any positive difference between the value of the underlying shares and the exercise price; and/or (iii) the vesting of outstanding awards may be accelerated, in whole or in part with the exception of the NEOs with Transition Severance Agreements described below. Pursuant to Mr. Yang’s Option Award Agreement, upon termination of employment within two years following a change of control, 20% of the Shares that would have vested at the next annual vesting date, vest upon termination of employment.
Transition Severance Agreements
On August 14, 2017, the Compensation Committee approved Transition Severance Agreements (each a "TSA" and collectively, the "TSAs") for Stephen H. Belgrad, Aidan J. Riordan, and Christopher Hadley.
Pursuant to the TSAs, upon a termination of the Executive's employment by the Company without cause or termination by the Executive for good reason, and in consideration for and subject to the Executive signing a general waiver and release of claims provided by the Company and ongoing compliance with certain restrictive covenants, the Executive would be entitled to receive (i) continuation of salary and bonus for twelve (12) months, payable in cash, (ii) continuation of health benefits for twelve (12) months, (iii) a pro-rated bonus for the year in which the termination of employment occurs and (iv) continued vesting of the Executive’s time- and performance-based restricted share and restricted share unit awards pursuant to their existing vesting schedules. Any short-term or long-term cash or equity-based incentive award paid to the Executives will be subject to the Clawback Policy adopted by the Company's Board of Directors, as in effect from time to time.The TSAs would have expired March 2, 2020 which was (2) years following the commencement of employment by the Company's next new permanent Chief Executive Officer (which began on March 2, 2018).
The TSAs contain customary restrictive covenants, including, non-disclosure, non-disparagement, non-interference and a twelve (12) month non-solicitation obligation.
Employment Agreements
Guang Yang Agreement
On December 30, 2018, the Company entered into an Employment Agreement with Guang Yang in connection with the appointment of Mr. Yang as the Company’s President and Chief Executive Officer. Pursuant to the Employment Agreement, Mr. Yang’s compensation consists of an annual base salary of $1,000,000. In addition, Mr. Yang was offered a nonqualified stock option to purchase 6,900,000 ordinary shares of the Company at an exercise price per share of $12.00. 20% of the award vested on the date of grant with the remaining 80% vesting in equal 20% annual installments over a four-year period beginning on the first anniversary of the initial vesting date subject to continued employment with the Company on each vesting date. The options have a five-year term, and the vested portion of the option remain exercisable for the five-year term regardless of whether Mr. Yang is employed by the Company at the time of exercise. The options were granted at an exercise price above the trading price at the time of grant as the sole component of his incentive-based compensation and as an inducement to join the Company. In addition, if Mr. Yang’s employment is terminated by the Company without cause or Mr. Yang terminated his employment for good reason within two years following a change of control of the Company (as defined in the Option Agreement granting the option), then 20% of the shares subject to the option that would have vested at the next annual vesting date would become vested on the date of termination of employment. Mr. Yang is eligible to participate in certain Company-wide employee benefit programs, including the Company’s Profit Sharing and 401(k) Plan as well as health and welfare benefits. In addition, during the first 12 months of employment, the Company will provide a monthly housing and travel allowance up to $25,000.

In the event of a termination of Mr. Yang’s employment by the Company without Cause (as defined in the Employment Agreement) or termination by Mr. Yang for Good Reason (as defined in the Employment Agreement) (in either case a “Good Leaver Termination”), Mr. Yang would be entitled to receive (a) separation payment equal to twelve (12) months of base salary, (b) continuation of health benefits for twelve (12) months (c) continued vesting of Mr. Yang’s Option Award during the 60-day notice period pursuant to their existing vesting schedules.

Summary of Agreements of Executives whose Employment Ended in 2018
Stephen H. Belgrad Agreement
On January 31, 2018, the Company entered into an Employment Agreement with Stephen H. Belgrad in connection with the appointment of Mr. Belgrad as the Company’s President and Chief Executive Officer effective March 2, 2018. Pursuant to the Employment Agreement, Mr. Belgrad’s compensation consisted of an annual base salary of $500,000. In addition, his target incentive bonus for 2018 was $3,000,000, which was payable 50% in cash and 50% in equity of the Company. A portion (40%) of the equity award was subject to time-based vesting (ratably over 3 years) and a portion (60%) was subject to performance-based vesting (based on relative total shareholder return performance against a defined peer group). Mr. Belgrad also received a one-time grant of restricted ordinary shares of the Company totaling $500,000, which was split in the same manner as the incentive award (40% time-based and 60% performance-based). Mr. Belgrad continued to be eligible to participate in certain Company-wide employee benefit programs, including the Company’s Profit Sharing and 401(k) Plan as well as health and welfare benefits.

In the event of a termination of Mr. Belgrad’s employment by the Company without Cause (as defined in the Employment Agreement) or termination by Mr. Belgrad for Good Reason (as defined in the Employment Agreement) (in either case a “Good Leaver Termination”), Mr. Belgrad would be entitled to receive (i) upon the occurrence of a Good Leaver Termination prior to March 3, 2020, compensation and benefits consistent with the terms of Mr. Belgrad’s previously disclosed Transition Services Agreement and (ii) upon the occurrence of a Good Leaver Termination on or after March 3, 2020, (a) separation payment equal to twelve (12) months of Mr. Belgrad’s salary plus 50% of the aggregate bonus (cash and non-cash) received by Mr. Belgrad for the prior year (collectively, the “Severance”); provided, however, that such Severance shall not be less than $3,250,000 and shall be paid according to the Company’s normal payroll practices, (b) continuation of health benefits for twelve (12) months, (c) a pro-rated aggregate bonus (cash and non-cash) for the year in which the termination of employment occurs, which shall be determined at the discretion of the Compensation Committee, and (d) continued vesting of Mr. Belgrad’s time- and performance-based restricted share and restricted share unit awards pursuant to their existing vesting schedules.
On December 15, 2018, Mr. Belgrad and the Company entered into a mutual separation and severance was paid to Mr. Belgrad consistent with a termination without Cause under his Transition Severance Agreement.
Payments Upon Termination of Employment
The following table details payments upon termination without cause or for good reason as of December 31, 2018 for each of the NEOs:

	Termination Without Cause or for Good Reason (1)
	Salary and/or Bonus	Benefits	Prorated bonus	Total
Guang Yang	$1,000,000	$29,490	$—	$1,029,490
Daniel K. Mahoney[2]	$300,000	$15,496	$350,000	$665,496
Aidan J. Riordan[3]	$875,000	$35,593	$500,000	$1,410,593
Christopher Hadley[3]	$495,000	$19,832	$195,000	$709,832
(1) Bonus is based on 2018 actual incentive paid in 2019.
(2) Unvested equity to vest in full in accordance with equity plan award agreements.
(3) Unvested equity to vest in accordance with original vesting schedules in accordance with Transition Severance Agreements.
CEO Pay Ratio
We are providing the following information about the relationship of the median annual total compensation of our employees and the annualized total compensation of Mr. Ritchie, our interim CEO at the time our median employee was determined:
For 2018, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our Company (other than our CEO) was $153,313; and

•	the annualized total compensation of our interim CEO was $5,458,000.
Based on this information for 2018, we reasonably estimate that the ratio of our Interim CEO’s annual total compensation to the annual total compensation of our median employee was 36:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.

We are using our 2017 median employee for 2018 as there was not a meaningful change to the employee population or compensation arrangements reflected in 2018 calendar year pay. To identify our median employee, we first determined our employee population as of December 31, 2017 (the “Determination Date”). We had 962 employees representing all full-time, part-time, seasonal and temporary employees as of the Determination Date. This number does not include any independent contractors or “leased” workers, as permitted by the applicable SEC rules. Once we identified our median employee, we then determined that employee’s total compensation, including any perquisites and other benefits, in the same manner that we determine total compensation of our NEOs for the purposes of the Summary Compensation Table disclosed above. Our 2017 median employee terminated in 2018 therefore we substituted another employee whose compensation is comparable to the original median employee based on the same method we used to select the original median employee. In addition, because our CEO served in the role for less that the full year, we annualized his 2018 compensation as permitted by the applicable SEC rules.
2018 Director Compensation
Director compensation includes both cash payments and equity granted in the form of RSUs. RSUs vest at the earlier of the one-year anniversary of grant or the date of the next year’s annual general meeting. The following table details the fees:

	2018
Role	Cash	Equity
Board Chair (Paid only if Board Chair is not an employee of the Company)[1]	$175,000	$175,000
Board Fee	$90,000	$100,000
Lead Independent Director[2]	$103,500	—
Chair of the Audit Committee	$25,000	—
Member of the Audit Committee	$10,000	—
Chair of the Compensation Committee	$15,000	—
Member of the Compensation Committee	$5,000	—
Chair of the Nominating and Corporate Governance Committee	$10,000	—
Member of the Nominating and Corporate Governance Committee	$5,000	—

1NEDs that are appointed and compensated by a shareholder receive no separate compensation for their roles as BrightSphere Investment Group plc directors.
2It is expected that the Lead Independent Director will receive cash compensation equal to the Board Fee plus 15% and will receive equity compensation consistent with the Non-Employee Director Base Fee.

Name		Fees Earned or Paid in Cash (1) (2) $	Stock Awards (3) (4) $	Total $
Guang Yang	Executive Officer (Chairman) appointed 11/16/2018 & CEO appointed 12/15/2018	—	—	—
John Paulson(1)	Executive Officer, Paulson & Co., appointed 11/16/2018 (Chair, Nominating & Governance Committee)
Suren Rana(1)	Resigned as appointee of former shareholder effective 8/15/2018	—	—	—
Daniel Chen(1)	Resigned as an appointee of our former shareholder effective 11/16/2018	—	—	—
Enrico Marini Fichera(1)	Resigned as an appointee of our former shareholder effective 11/16/2018	—	—	—
Robert J. Chersi	Non-Executive Director (Chair, Audit Committee) & Lead Independent Director (11/30/2018)	$131,137	$100,004	$231,141
Mary Elizabeth Beams	Non-Executive Director appointed 10/29/2018	$15,652	$64,385	$80,037
Reginald Love	Non-Executive Director appointed 8/1/2018	$37,500	$88,505	$126,005
Barbara Trebbi	Non-Executive Director (Chair, Compensation Committee) appointed 1/30/2018	$100,141	$125,012	$225,153
James J. Ritchie(5)	Resigned effective 11/29/2018	$164,988	$175,014	$340,002
Kyle Prechtl Legg	Resigned effective 6/19/2018	$52,500	$0	$52,500
John D. Rogers(6)	Resigned effective 1/31/2018	$10,417	$0	$10,417

(1)
Messrs. Chen and Fichera were executive officers of our former shareholder during 2018. Mr. Rana was an executive officer of HNA Capital US. These directors receive no additional compensation for services as directors during the period they were employed by our former shareholder.

(2)	Fees for NEDs are recommended by the Nominating and Corporate Governance Committee and approved by the Board pursuant to the Non-Employee Director Compensation Policy as discussed above.

(3)
The amount in the Stock Awards column is the grant date fair value of ordinary shares determined pursuant to ASC Topic 718. All of the ordinary shares reported in the Stock Awards column were granted under the Company’s Non-Employee Director Equity Incentive Plan.

(4)
The aggregate number of awards of ordinary shares outstanding at fiscal year-end for each of the Non-Employee Directors is detailed in the table below. All awards will vest the earlier of June 20, 2019 or the date of the Company’s 2019 Annual Meeting of Shareholders.

Name	Grant Date	Grant Date Fair Value per Share	Number of Shares of Restricted Stock Held at Year End
Robert J. Chersi	6/20/2018	$15.65	6,390
Mary Elizabeth Beams	11/26/2018	$12.96	4,968
Barbara Trebbi	6/20/2018	$15.65	7,988
Reginald Love	8/7/2018	$12.38	7,149

(5)
Following Mr. Ritchie’s resignation from the Board, he entered into a consulting agreement with the Board for a period of twelve months. Under the agreement Mr. Ritchie is paid $41,667 a month. Mr. Ritchie received $43,056 in consulting fees in 2018, which are not included in the table above. As Mr. Ritchie is an NEO in 2018, his director fees and awards of ordinary shares are included in the 2018 Summary Compensation, Grants of Plan Based-Awards and Outstanding Equity at Fiscal Year End tables.

(6)
Following Mr. Roger’s resignation from the Board, he entered into a consulting agreement with the Board for a period of twelve months. Under the agreement Mr. Rogers is paid $25,000 a month. Mr. Rogers received $275,000 in consulting fees in 2018, which are not included in the table above.

Stock Ownership Guidelines for our Directors

Our NEDs, who are not employed by a shareholder, are subject to a shareholding requirement of at least 500% of the cash board fee. Unvested share awards are excluded for the purposes of this calculation. There is no time period for attaining this shareholding requirement but, until it is met, NEDs are required to retain 100% of their net gain shares (i.e., shares remaining after shares sold to pay taxes) at vesting.

Anti-Hedging and Anti-Pledging Policy for our Directors
NEDs are prohibited from hedging or pledging BrightSphere shares without prior Board approval. Board approval for any such action is only expected in extraordinary circumstances.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of our Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Form 10-K/A, with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Members of the BrightSphere Investment Group plc Compensation Committee Barbara Trebbi (Chair) Mary Elizabeth Beams Robert J. Chersi Reginald Love John Paulson

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of the Ordinary Shares as of April 16, 2019 by:

•	each of our directors;

•	each of our named executive officers;

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of the Ordinary Shares; and

•	all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include Ordinary Shares issuable upon the exercise of options to purchase Ordinary Shares that are immediately exercisable or exercisable within 60 days after April 16, 2019. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the Ordinary Shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.
Percentage ownership calculations for beneficial ownership are based on 91,865,152 Ordinary Shares outstanding as of April 16, 2019. Except as otherwise indicated in the table below, addresses of named beneficial owners are care of BrightSphere Inc., 200 Clarendon Street, 53rd Floor, Boston, Massachusetts 02116.
In computing the number of Ordinary Shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding Ordinary Shares that a person has the right to acquire within 60 days of April 16, 2019. We did not deem these Ordinary Shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
5% Owners:
Paulson & Co., Inc.(1)	20,000,552	21.8%
FMR LLC(2)	10,317,726	11.2%
Directors and Named Executive Officers:
Mary Elizabeth Beams(3)	—	*
Stephen H. Belgrad(4)	288,939	*
Robert J. Chersi(5)	22,273	*
Christopher Hadley(4)	62,749	*
Reginald Love(6)	—	*
Daniel K. Mahoney(7)	8,382	*
John Paulson(1)	20,000,552	21.8%
Suren Rana(8)	414,000	*
Aidan J. Riordan(4)	200,236	*
James J. Ritchie(4)	90,070	*
Barbara Trebbi(9)	—	*
Guang Yang(10)	1,380,000	1.5%
All directors and current executive officers as a group (12 persons)	22,467,201	24.5%

(1)
Amounts shown reflect the aggregate number of Ordinary Shares held by Paulson & Co. based solely on information set forth on a Schedule 13D filed with the SEC on March 4, 2019 (the “Paulson 13D”). The Paulson 13D reported 20,000,552 Ordinary Shares held directly by Paulson & Co. Mr. Paulson, President, sole Director and Portfolio Manager of Paulson & Co., serves on the board of directors of the Company. Paulson & Co., an investment advisor that is registered under the Investment Advisors Act of 1940, furnishes investment advice to and manages the Funds (as defined in the Paulson 13D). In its role as investment advisor, or manager, as the case may be, Paulson & Co. possesses voting and investment power over the securities of the Company described in the Paulson 13D that are owned by the Funds. The address of Paulson & Co. Inc. is 1133 Avenue of the Americas, New York, NY 10036.

(2)
Based solely on information set forth in Amendment No. 5 to Schedule 13G filed with the SEC on March 11, 2019 by FMR LLC on behalf of itself and Abigail P. Johnson. FMR LLC reported sole voting power over 1,611,316 Ordinary Shares, shared voting power over none of the Ordinary Shares and sole dispositive power over 10,317,726 Ordinary Shares. Abigail P. Johnson reported sole voting power over none of the Ordinary Shares, shared voting power over none of the Ordinary Shares and sole dispositive power over 10,317,726 of the Ordinary Shares. The Amendment No. 5 to Schedule 13G further states that members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(3)
On November 26, 2018, Ms. Beams was granted 4,968 restricted share units of the Company. Each restricted share unit represents a right to receive one ordinary share of the Company. The restricted share units vest upon the earlier of June 20, 2019 and the date of the 2019 annual general meeting of the Company.

(4)
The amount of shares beneficially owned by each of Mr. Belgrad, Mr. Hadley, Mr. Riordan and Mr. Ritchie are based solely on the information set forth in their most recent respective filings on Form 4 relating to shares of the Company.

(5)
On June 20, 2018, Mr. Chersi was granted 6,390 restricted share units of the Company. Each restricted share unit represents a right to receive one ordinary share of the Company. The restricted share units vest upon the earlier of June 20, 2019 and the date of the 2019 annual general meeting of the Company.

(6)
On August 7, 2018, Mr. Love was granted 7,149 restricted share units of the Company. Each restricted share unit represents a right to receive one ordinary share of the Company. The restricted share units vest upon the earlier of June 20, 2019 and the date of the 2019 annual general meeting of the Company.

(7)
On February 15, 2019, Mr. Mahoney was granted 6,850 restricted share units of the Company. Each restricted share unit represents a right to receive one ordinary share of the Company. The restricted share units vest in equal annual installments over a three-year period with 1/3 of the restricted share units vesting on each of February 15, 2020, February 15, 2021 and February 15, 2022. On February 15, 2018, Mr. Mahoney was granted 2,874 restricted shares of the Company. The restricted shares vest in equal annual installments over a three-year period with 1/3 of the restricted shares vesting on each of February 15, 2019, February 15, 2020 and February 15, 2021. On February 15, 2017, Mr. Mahoney was granted 2,446 restricted shares of the Company. The restricted shares vest in equal annual installments over a three-year period with 1/3 of the restricted shares vesting on each of February 15, 2018, February 15, 2019 and February 15, 2020.

(8)
On January 20, 2019, Suren Rana was granted an option to purchase 2,070,000 ordinary shares of the Company. The option vests in five equal annual installments of 414,000 ordinary shares over a four-year period with the first tranche vesting upon grant, and the following tranches vesting on each of January 20, 2020, January 20, 2021, January 20, 2022 and January 20, 2023, subject to Mr. Rana's continued employment with the Company. Upon a change of control of the Company (as defined in the award agreement), the vesting of one tranche equal to 20% of the option shall accelerate pursuant to the terms of the award agreement.

(9)
On June 20, 2018, Ms. Trebbi was granted 7,988 restricted share units of the Company. Each restricted share unit represents a right to receive one ordinary share of the Company. The restricted share units vest upon the earlier of June 20, 2019 and the date of the 2019 annual general meeting of the Company.

(10)
On December 30, 2018, Guang Yang was granted an option to purchase 6,900,000 ordinary shares of the Company. The option vests in five equal annual installments of 1,380,000 ordinary shares over a four-year period with the first tranche vesting on the grant date, and the following tranches vesting on each of December 30, 2019, December 30, 2020, December 30, 2021 and December 30, 2022, subject to Mr. Yang's continued employment with the Company. Upon a change of control of the Company (as defined in the award agreement), the vesting of one tranche equal to 20% of the option shall accelerate pursuant to the terms of the award agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
RELATED PERSON TRANSACTIONS
Review and Approval of Transactions with Related Persons
Our Board has adopted written policies and procedures for transactions with related persons. As a general matter, the policy requires our Audit Committee to review and approve or disapprove the entry by us into certain transactions with related persons. The policy applies to transactions, arrangements and relationships where the aggregate amount involved could reasonably be expected to exceed $120,000 in any calendar year and in which a related person has a direct or indirect interest. A related person is (i) any of our directors, nominees for director or executive officers, (ii) any immediate family member of any of our directors, nominees for director or executive officers and (iii) any person, and his or her immediate family members, or entity, including affiliates, that was a beneficial owner of 5% or more of any of our outstanding equity securities at the time the transaction occurred or existed.
The policy provides that if advance approval of a transaction subject to the policy is not obtained, it must be promptly submitted to the Audit Committee for possible ratification, approval, amendment, termination or rescission. In reviewing any transaction, the Audit Committee will take into account, among other factors the Audit Committee deems appropriate, recommendations from senior management, whether the transaction is on terms no less favorable than the terms generally available to a third party in similar circumstances and the extent of the related person’s interest in the transaction. Any related person transaction must be conducted at arm’s length. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers a transaction.
Relationship with OM plc, OMGUK, HNA and Paulson
Prior to our initial public offering in 2014, we were a wholly-owned subsidiary of OM plc and were included in OM plc’s consolidated operations. Until May 12, 2017, the consummation of the sale of a substantial majority of the Ordinary Shares held by OM plc to HNA Capital (the “HNA Minority Sale”), OM plc indirectly owned a majority of our Ordinary Shares. On November 18, 2018, HNA notified us that it agreed to sell the substantial majority of its Ordinary Shares to Paulson, which we refer to as the “Paulson Sale.” On February 25, 2019, the Paulson Sale was completed. After completion of the Paulson Sale, Paulson owned 21.7% of our Ordinary Shares and HNA did not own any of our Ordinary Shares.
We previously entered into certain agreements with OM plc and OMGUK, certain of which have partially or fully terminated due to their terms or reduced ownership percentage of our Ordinary Shares and certain of which were assigned, in whole or in part, to HNA in connection with the HNA Minority Sale, and subsequently, to Paulson in connection with the Paulson Sale. The following descriptions of such agreements and transactions are summaries only and are qualified in their entirety by reference to the complete documents, each of which has been publicly filed with the SEC.

Shareholder Agreement
In connection with our initial public offering, we entered into a shareholder agreement with OM plc and OMGUK, which we refer to as the Shareholder Agreement. The Shareholder Agreement included provisions as to certain aspects of our continuing relationship with OM plc, including the composition of the Board and other corporate governance matters, certain consent rights that OM plc had until the date that it ceased to beneficially own at least 20% of our outstanding Ordinary Shares with respect to certain actions taken by us and our subsidiaries and certain information rights granted to OM plc. In connection with the closing of the HNA Minority Sale, OM plc assigned to HNA certain of its assignable rights under the Shareholder Agreement, including the right to designate two directors to our Board. In addition to assigning its right to designate two directors to our Board, OM plc assigned to HNA, effective as of the closing of the second tranche of the HNA Minority Sale, certain rights that were assignable pursuant to Section 9.15 of the Shareholder Agreement, which included, without limitation, certain rights to information and anti-dilution protections.
On November 18, 2018, HNA notified us that it agreed to sell the substantial majority of its Ordinary Shares to Paulson. On February 25, 2019, the Paulson Sale was completed. In connection with the closing of the Paulson Sale, the rights which HNA held under the Shareholder Agreement were assigned to Paulson, including the right to appoint two directors so long as Paulson holds at least 20% of our outstanding Ordinary Shares and the right to appoint one director so long as Paulson holds at least 7% of our outstanding Ordinary Shares. As previously reported, effective November 16, 2018, HNA exercised its rights under the Shareholder Agreement, to appoint John Paulson, the President of Paulson, and Guang Yang to our Board. After the assignment of the aforementioned rights under the Shareholder Agreement, Mr. Paulson is the sole Paulson-appointed Director under the Shareholder Agreement. Pursuant to the Shareholder Agreement, until such time as Paulson no longer owns at least 20% of our Ordinary Shares, Paulson may, in its discretion, appoint a second Director to our Board.
Registration Rights Agreement
In connection with our initial public offering, we entered into the Registration Rights Agreement, pursuant to which OM plc could require us to file one or more registration statements and prospectus supplements with the SEC covering the public resale of registrable securities beneficially owned by OM plc and its subsidiaries with expected aggregate gross proceeds of at least $50 million.
Effective as of the closing of the HNA Minority Sale, OM plc and OMGUK assigned to HNA OM plc’s and OMGUK's rights under the Registration Rights Agreement in respect of the shares transferred. Effective as of the closing of the Paulson Sale, HNA assigned to Paulson HNA’s rights under the Registration Rights Agreement in respect of the shares transferred.
We may be required by Paulson to file a new shelf registration statement, one or more amendments to such new shelf registration statement and one or more prospectus supplements in connection with such new shelf registration statement in the future. We are not obligated to effect more than one demand registration, in addition to any registration on a shelf registration statement, in any six-month period. We are obligated to file a shelf registration statement upon any request made by Paulson. In addition, Paulson has certain “piggy-back” registration rights, pursuant to which it is entitled to register the resale of its registrable securities alongside any offering of securities that we may undertake, and the amount of securities we may offer may be subject to “cutback” in certain cases. We are responsible for the expenses associated with any sale of the Company’s shares by Paulson pursuant to a registration statement, except for its legal fees and underwriting discounts, selling commissions and transfer taxes applicable to such sale.

Historical Related Party Transactions
Intellectual Property License Agreement
In connection with our initial public offering, we entered into an intellectual property license agreement with OM plc, and, solely for the intellectual property owned by it applicable to the agreement, Old Mutual Life Assurance Company (South Africa) Ltd., or OMLACSA, which we refer to as the Intellectual Property Agreement. Pursuant to the Intellectual Property Agreement, OM plc and OMLACSA have granted us a limited, non-exclusive, fully paid-up, royalty-free, non-transferable, non-sublicensable license to use certain trademarks, servicemarks, names and logos, including the names “Old Mutual”, “OM” and the “OM 3 anchor design logo” or collectively, the Transitional Servicemarks, with respect to our business, worldwide, subject to certain exceptions set forth in the Intellectual Property Agreement. OM plc and OMLACSA have also granted us a perpetual, limited, non-exclusive, fully paid-up, royalty-free, non-transferable, non-sublicensable license to use the term “OMAM”, or the Perpetual Servicemark, and collectively with the Transitional Servicemarks, the Servicemarks, in all or part of our corporate or trade names, businesses and activities, including in any advertising or promotional materials, and as a ticker symbol, and the perpetual right to use “OM Asset Management” in all or part of our corporate or trade names. Likewise, we have been licensed the perpetual right to use omam.com. The license term for the Transitional Servicemarks commenced upon the date of the closing of our initial public offering and ended six months after the date on which OM plc ceased to directly or indirectly own a majority of our outstanding Ordinary Shares. The right to use the Perpetual Servicemark in all or part of our corporate or trade names, businesses and activities, including in any advertising or promotional materials, and as a ticker symbol, and the right to use “OM Asset Management” in all or part of our corporate or trade names, and the right to use omam.com as our website and email address, will continue in perpetuity.
As of the date hereof, we have ceased using the Servicemarks (including the Perpetual Servicemark), as well as any domain name covered by the Intellectual Property Agreement, but we are permitted to make historical reference to our affiliation with OM plc or OMLACSA solely to the extent required under applicable law to describe the historical performance of our business or to indicate that we were formerly operating under the name “Old Mutual”.
Under the Intellectual Property Agreement, we indemnify OM plc, OMLACSA, their respective affiliates, and their respective directors, officers, and employees from and against any third-party claims resulting from (i) our breach of the Intellectual Property Agreement and (ii) the use by us or our subsidiaries of the Servicemarks. OM plc and OMLACSA, jointly and severally, indemnify us, our subsidiaries, and our respective affiliates, directors, officers, and employees from and against any third-party claims resulting from (i) OM plc’s or OMLACSA’s breach of the Intellectual Property Agreement and (ii) the use by OM plc or OMLACSA or their respective subsidiaries of the Servicemarks, provided that we are using the Servicemarks in accordance with the Intellectual Property Agreement.
Co-Investment Deed
In connection with our initial public offering, we entered into a Co-Investment Deed whereby we are obligated to pay OMGUK an amount equal to the proceeds realized by us in respect of specified pre-initial public offering co-investments owned by BrightSphere Inc. (the “Pre-IPO Co-Investments”). These Pre-IPO Co-Investments include limited partnership interests and limited liability company interests in specified entities managed by the Company’s Affiliates. As of December 31, 2018, the Pre-IPO Co-Investments had an aggregate fair value and carrying value of $4.2 million.

During the term of the Co-Investment Deed, we make quarterly cash payments to OMGUK in an amount equal to 100% of the estimated after-tax cash distributions received by us or our wholly owned subsidiaries during the three-month period ending on the last day of the month preceding the payment date. These distributions include all amounts received by us or our wholly owned subsidiaries from or in respect of the Pre-IPO Co-Investments, including any distributions, disposal proceeds and carried interest less any taxes chargeable on those distributions assuming statutory tax rates. If any tax losses are realized in respect of a Pre-IPO Co-Investment during a tax year and have not been taken into account for that year, or if the actual after-tax cash receipts differ from the estimated after-tax cash receipts, there will be a true-up, and any additional payment made to OMGUK will be made no later than November 30th of the year following that tax year.
Seed Capital Management Agreement
In connection with our initial public offering, we entered into a seed capital management agreement, dated October 8, 2014, with OM plc and certain of its affiliates, Millpencil Limited, or MPL, Millpencil (U.S.) LP, or the Limited Partnership, and a newly formed MPL entity, or MPLUK2, as amended by the first amendment thereto on December 31, 2014 (the “Seed Capital Management Agreement”). This agreement governed the deployment of certain seed capital investments of MPL and all of the seed capital investments of the Limited Partnership in various mandates that our Affiliates managed. On June 13, 2016, we and OM plc entered into a Heads of Agreement which provided for (i) the acceleration of the transfer of approximately $35 million of seed investments to our balance sheet (the “Initial Seed Purchase”), which occurred in the third quarter of 2016; (ii) a reduction of the seed capital investments managed by us but owned by OM plc to a portfolio of approximately $100 million; and (iii) the acceleration of the transfer of all remaining seed capital investments covered by the Seed Capital Management Agreement to our balance sheet on or around June 30, 2017 (the “Final Seed Purchase”). We have completed both the Initial Seed Purchase and the Final Seed Purchase and the Seed Capital Management Agreement is no longer applicable.
Deferred Tax Asset Deed
In connection with our initial public offering, we entered into a Deferred Tax Asset Deed with OMGUK, dated September 29, 2014, as amended (the “DTA”) that provides for the payment by BrightSphere to OMGUK of amounts equal to certain deferred tax assets existing as of the date of the closing of our initial public offering (the “Pre-IPO Tax Assets”), subject to repayment by OMGUK if, and to the extent that, the Company realizes a value from the Pre-IPO Assets that is not consistent with the payments made to OM plc pursuant to the DTA. For the purposes of this DTA, the tax savings we realize are computed by comparing our actual tax liabilities with the liability for tax we would have had if the Pre-IPO Tax Assets had not existed.
On June 13, 2016, we entered into a Heads of Agreement with OMGUK to provide that our obligations to make future payments to OMGUK under the DTA, which were originally scheduled to continue until January 31, 2020, were terminated in exchange for a payment by us of the net present value of the future payments due to OMGUK under the DTA, originally valued at $142.6 million as of December 31, 2016. Such payments were to be paid by us to OMGUK in three installments on each of June 30, 2017, December 31, 2017 and June 30, 2018. The reduction of the corporate tax rate and other provisions of the Tax Cuts and Jobs Act (the "Tax Act") resulted in a decrease to the DTA amounts owed by the Company to OM plc. As a result, a reduction of approximately $52 million was recorded to the DTA liability at December 31, 2017. The initial payment of $45.5 million was paid on June 30, 2017. In 2018, the Company agreed to terminate the DTA Deed with OM plc. The final cash payment of $32.7 million is expected to be made to OM plc shortly to settle the outstanding liability under the Deed, after which the Company will have no further obligation to OM plc or OMGUK under the DTA Deed.

Management Fees
We provide sub-advisory and advisory services to related party subsidiaries of OM plc. We earned management fees for providing these services amounting to $6.2 million for the year ended December 31, 2018.
Rent and Facilities Costs
Our global distribution subsidiary conducts a portion of its distribution activities in the United Kingdom, and this subsidiary has entered into arrangements with a related party subsidiary of OM plc to utilize their premises. The amounts charged to the Company for rent and operating costs per these arrangements amounted to approximately $0.2 million for the year ended December 31, 2018.
Guarantees
In connection with a sale by us in May 2012 of one of our former affiliates to a third party, OM plc entered into a letter agreement with the purchaser under the agreement pursuant to which OM plc agreed to be bound, and agreed to cause its affiliates to be bound, by the terms of certain covenants and agreements contained in the agreement. The covenants relate to non-solicitation and non-hiring of the former affiliate’s personnel and non-competition with the business of the former affiliate for a period of three-years following the closing date of the transaction. In addition, OMGUK unconditionally guaranteed the performance of all obligations of the sellers under the agreement, including obligations of payment pursuant to an indemnification or as otherwise required by the terms of the agreement.
Ordinary Share Repurchase Transactions and Paulson Waiver Agreement
On February 21, 2019, we announced that we delivered a notice (the "Repurchase Notice") to Citigroup Global Markets Inc. ("Citigroup") that we were exercising our right to require Citigroup to sell to us 4,100,000 of our Ordinary Shares (the "Repurchase Shares") pursuant to the Purchase Agreement, dated March 16, 2016, by and between us and Citigroup, as amended (the "Purchase Agreement"), at a market price of $13.89 per share (an aggregate of $56,949,000) (the "First Repurchase"). Citigroup satisfied its obligations to sell the Repurchase Shares to us under the Repurchase Notice by purchasing an equivalent number of ordinary shares from HNA and then selling such shares to us.

In preparation for potential repurchases by us in advance of the second closing of the Paulson Sale, we and Paulson agreed pursuant to that certain Waiver and Confirmation Agreement (the "Waiver Agreement") dated as of February 21, 2019 that, upon completion of the Paulson Sale, Paulson would be assigned the rights then held by HNA under the Shareholder Agreement.

On February 26, 2019, we announced that we repurchased 3,886,625 additional shares held by HNA at a price of $13.95 per share on February 25, 2019 (the “Second Repurchase,” and together with the First Repurchase, the “Repurchases”).

Director Independence
The Directors currently determined to be independent by the Board are: Mses. Beams and Trebbi and Messrs. Chersi, Love, and Paulson. Our Board has determined that Ms. Beams, Ms. Trebbi and Messrs. Chersi, Love and Paulson are independent under the rules of the New York Stock Exchange (the “NYSE Rules”). James J. Ritchie, who served on the Board from October 2014 to November 2018, served as our Interim Chief Executive Officer from July 1, 2017 until March 2, 2018. Mr. Ritchie was not deemed to be an independent director during his tenure as Interim Chief Executive Officer, but was deemed to be independent following his term as Interim Chief Executive Officer until his resignation on November 29, 2018. Mr. Yang was an independent director of the Board from November 16, 2018 until he was appointed as the Company's President and CEO, effective December 15, 2018. Upon such appointment, Mr. Yang became an employee of the Company and thus was no longer independent.

OTHER CORPORATE GOVERNANCE INFORMATION
Committees of the Board and Meetings
Meeting Attendance
During the fiscal year ended December 31, 2018, there were 30 formal meetings of the Board, and the various committees of the Board met a total of 34 times (14 Audit Committee meetings, 9 Nominating and Corporate Governance Committee meetings and 11 Compensation Committee meetings). In addition, during the fiscal year ended December 31, 2018, the Board acted by written consent 6 times. No director, including any alternate director appointed pursuant to the Company’s Articles of Association, attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he or she served during fiscal year 2018. The Board has adopted a policy under which each member of the Board is expected to attend, in person or telephonically, each annual general meeting of our shareholders absent exigent circumstances that prevent their attendance. All directors were in attendance, either in person or telephonically, at our 2018 Annual General Meeting.
Audit Committee
Our Audit Committee met 14 times during fiscal year 2018. The Audit Committee is currently composed of Ms. Beams, Ms. Trebbi and Mr. Chersi, and Mr. Chersi is the Chair. John Rogers served as a member of the Audit Committee until January 31, 2018. Kyle Legg served as a member of the Audit Committee until June 19, 2018. Enrico Marini Fichera was appointed as a member of the Audit Committee effective August 15, 2018 and served until November 16, 2018. Suren Rana served as a member of the Audit Committee until August 15, 2018. Barbara Trebbi was appointed as a member of the Audit Committee effective September 12, 2018. James Ritchie was appointed as a member of our Audit Committee effective June 19, 2018 and served until November 29, 2018. Guang Yang was appointed as a member of our Audit Committee effective November 30, 2018 and served until December 15, 2018. Mary Elizabeth Beams was appointed as a member of the Audit Committee effective December 15, 2018. The Board has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the NYSE Rules and is “financially literate” as such term is defined in the NYSE Rules. In addition, our Board has determined that each member of the Audit Committee is an “audit committee financial expert” within the meaning of SEC regulations and the NYSE Rules.
The Audit Committee has a charter that sets forth the Audit Committee’s purpose and responsibilities, which include (i) assisting the Board in fulfilling its oversight responsibilities over the financial reports and other financial information filed with the SEC, (ii) appointing our independent auditors and evaluating their independence, (iii) reviewing our audit procedures and controls, and (iv) overseeing our internal audit function and risk and compliance function.
A copy of the Audit Committee’s written charter is publicly available on our website at www.bsig.com.

Compensation Committee
Our Compensation Committee met 11 times during fiscal year 2018. The Compensation Committee is currently composed of Ms. Trebbi, Ms. Beams, Mr. Chersi, Mr. Love and Mr. Paulson. Ms. Trebbi is the Chair of our Compensation Committee. John Rogers served as a member of the Compensation Committee until January 31, 2018. Kyle Legg served as a member of our Compensation Committee until June 19, 2018. Guang Yang served as a member of our Compensation Committee until September 12, 2018. Mr. Yang was re-appointed to our Compensation Committee effective November 30, 2018 and served until December 15, 2018. Daniel Chen was appointed as a member of our Compensation Committee effective September 12, 2018 and served until November 16, 2018. Mary Elizabeth Beams was appointed as a member of our Compensation Committee effective November 30, 2018. Reginald Love was appointed as a member of our Compensation Committee effective November 30, 2018. John Paulson was appointed as a member of our Compensation Committee effective January 9, 2019. Our Board has determined that each member of the Compensation Committee is independent under NYSE Rules.
The Compensation Committee has a charter that sets forth the Compensation Committee’s purpose and responsibilities, which include annually reviewing and approving the compensation of our executive officers and reviewing and making recommendations with respect to our equity incentive plans.
The Compensation Committee’s processes and procedures for the consideration and determination of executive compensation as well as disclosure regarding the role of the Company’s compensation consultant are set forth below in “Compensation Discussion and Analysis.”
A copy of the Compensation Committee’s written charter is publicly available on our website at www.bsig.com.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee met 9 times during fiscal year 2018. The Nominating and Corporate Governance Committee is currently composed of Ms. Trebbi and Messrs. Chersi, Love and Paulson. Mr. Paulson is the Chair of our Nominating and Corporate Governance Committee. Our Board has determined that Ms. Trebbi and Messrs. Chersi, Love and Paulson are independent under the NYSE Rules. Mr. Rogers served as a member of our Nominating and Corporate Governance Committee until January 31, 2018. Ms. Trebbi was appointed as a member of our Nominating and Corporate Governance Committee effective April 18, 2018. Mr. Ritchie was appointed as a member of our Nominating and Corporate Governance Committee effective September 12, 2018 and served until November 29, 2018. Mr. Chen was appointed as a member of our Nominating and Corporate Governance Committee effective September 12, 2018 and served until November 16, 2018. Mr. Yang served as a member of our Nominating and Corporate Governance Committee until September 7, 2018. Mr. Love was appointed as a member of our Nominating and Corporate Governance Committee effective November 30, 2018. Mr. Paulson was appointed as a member of our Nominating and Corporate Governance Committee effective November 30, 2018. The Nominating and Corporate Governance Committee of our Board has consisted entirely of independent directors since July 24, 2017. The Nominating and Corporate Governance Committee has a charter that sets forth the Committee’s purpose and responsibilities, which include reviewing and recommending nominees for election as directors, assessing the performance of our directors, reviewing Corporate Governance Guidelines for our Company and reviewing and recommending for approval to the non-interested directors of the Board, the directors’ remuneration on a biennial basis.

Under our current corporate governance policies, the Nominating and Corporate Governance Committee may consider director candidates recommended by shareholders as well as from other sources, such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s integrity, personal and professional reputation, experience and expertise, business judgment, ability to devote time, possible conflicts of interest, concern for the long-term interests of the shareholders, independence, range of backgrounds and experience and the extent to which the candidate would fill a present need on the Board. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. If a shareholder wishes to nominate a candidate for director who is not to be included in our proxy statement, it must follow the procedures described in our Articles of Association and in “Shareholder Proposals and Nominations For Director” section of our proxy statements.
Although the Nominating and Corporate Governance Committee does not have a formal policy with regard to diversity, the Nominating and Corporate Governance Committee considers a broad range of backgrounds and experiences as well as gender, ethnic and other forms of diversity when selecting potential nominees for membership on the Board.
A copy of the Nominating and Corporate Governance Committee’s written charter is publicly available on the Company’s website at www.bsig.com.
Executive Sessions of Non-Employee Directors
In accordance with the NYSE Rules and our Corporate Governance Guidelines, our Non-Employee Directors meet in regularly scheduled executive sessions without management present. The Chair of these executive sessions is an informal position and no one director has been chosen to preside as Chair over all of these executive sessions. Each session is presided over by one of the directors as the participants of the particular executive session so determine.
Board Leadership Structure and Role in Risk Oversight
Mr. Yang serves as our President, Chief Executive Officer and Executive Chairman of our Board. Mr. Yang was appointed Executive Chairman of our Board, effective November 30, 2018. Mr. Chersi was appointed as the Board’s Lead Independent Director, effective November 30, 2018. From July 1, 2017 until March 2, 2018, Mr. Ritchie served as our Interim Chief Executive Officer and served as the Chairman of our Board until November 29, 2018. From March 2, 2018 until December 15, 2018, Mr. Belgrad served as our President and Chief Executive Officer. The Board has no set policy with respect to the separation of the offices of Chairman and the Chief Executive Officer. The Board believes that this issue is part of the succession planning process and that it is in the best interest of the Company and its shareholders for the Board to make a particular determination in the context of the succession planning process. If the Chairman and the Chief Executive Officer are the same person, the independent directors will elect a Lead Independent Director to serve until such person resigns or a successor is duly elected. The Lead Independent Director performs such duties as the Board of Directors determines from time to time, including, without limitation:

•	Speaking on behalf of the Board and chairing Board meetings when the Executive Chairman is unable to do so

•	Calling meetings of the independent directors as necessary

•	Setting the agenda for and leading executive sessions of the independent directors

•	Briefing the Executive Chairman and CEO on issues arising in the executive sessions

•	Approving the expenses of the Executive Chairman and CEO

•	Leading discussion by the independent directors of the Executive Chairman and CEO’s performance with the Chair of the Nominating and Corporate Governance Committee

•	Representing the independent directors to external stakeholders, as applicable

The Board oversees the business and affairs of our Company, including all aspects of risk, which includes risk assessment, risk appetite and risk management, focusing on, among other things, major strategic risks (e.g. Affiliate investment performance and Affiliate relationships and growth). In executing its risk oversight function, the Board has delegated to the Audit Committee the direct oversight over risk functions. However, the Audit Committee is not responsible for day to day management of risk. The Audit Committee reviews and subsequently reports to the Board any issues which arise with respect to the performance of our risk function including operational risks and risks relating to the quality or integrity of our financial statements. The Audit Committee also, at least annually, reviews our policies with respect to risk assessment, risk appetite and risk management.
Website Availability of our Corporate Governance Guidelines
A copy of our Corporate Governance Guidelines is publicly available on the Company’s website at www.bsig.com.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee during fiscal year 2018 are set forth above under “—Compensation Committee.” No member of the Compensation Committee was, during fiscal year 2018, or previously, an officer or employee of BrightSphere while serving on the Compensation Committee. No executive officer of the Company serves on the compensation committee or board of directors of another company that has an executive officer that serves on our Compensation Committee or Board.

Item 14. Principal Accountant Fees and Services
The Audit Committee has appointed KPMG as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2019. KPMG audited our financial statements for the fiscal year ended December 31, 2018.
In deciding to appoint KPMG, the Audit Committee reviewed auditor independence issues and existing commercial relationships with KPMG and concluded that KPMG has no commercial relationship with the Company that would impair its independence for the fiscal year ending December 31, 2019.
The following table presents fees for professional audit services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2018, and December 31, 2017, and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2018	2017
Audit fees(1)	$3,225,489	$3,253,840
Audit related fees(2)	357,226	425,650
Tax fees(3)	87,987	58,590
All other fees	—	—
Total	$3,670,702	$3,738,080

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	Audit related fees consisted principally of audits of employee benefit plans, and special procedures related to regulatory filings.

(3)	Tax fees consisted principally of assistance with matters related to domestic and international tax compliance and reporting.
Audit Committee Pre-Approval Policies and Procedures
Subject to any necessary approvals required from our shareholders pursuant to the Companies Act 2006, the Audit Committee has the sole authority to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of the independent registered public accounting firm (together with the U.K. statutory auditor, the “External Auditor”). Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the External Auditor. The Audit Committee pre-approves all audit and permissible non-audit services to be performed for us by the External Auditor. These services may include audit services, audit-related services, tax services and other services. On an annual basis, the Audit Committee considers whether the provision of non-audit services by our External Auditor, on an overall basis, is compatible with maintaining the External Auditor’s independence from management.
In addition to the pre-approval procedures described immediately above, the Audit Committee has adopted a written Pre-Approval Policy for Non-Audit Services Provided by External Accounting Firms (the “Non-Audit Services Policy”). Under the Non-Audit Services Policy, the Audit Committee must pre-approve the provision of non-audit services to be performed for us by any external accounting firm, subject to a de minimis threshold. Requests for non-audit services to be performed for us by an external accounting firm are submitted to the Chair of the Audit Committee via written request. The Chair of the Audit Committee reviews the request with the other members of the

Audit Committee and the Audit Committee determines whether to approve the request. The Non-Audit Services Policy sets forth certain non-audit services prohibited to be performed by external accounting firms.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Financial Statements: The information required by this Item is contained in Item 8 of Part II of the Original Filing.

Financial Statement Schedules: None

Exhibits: See Exhibit Index below and incorporated by reference.
EXHIBIT INDEX

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

10.24	Form of Transition Severance Agreement, incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q, filed on November 9, 2017.

10.25	Employment Agreement with Stephen H. Belgrad, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 1, 2018.

10.26	Employment Agreement, dated December 30, 2018, by and between BrightSphere Inc. and Guang Yang, incorporated herein by reference to Exhibit 10.26 to Annual Report on Form 10-K filed February 28, 2019.

10.27		Employment Agreement, dated January 20, 2019, by and between BrightSphere Inc. and Suren Rana, incorporated herein by reference to Exhibit 10.27 to Annual Report on Form 10-K filed February 28, 2019.

10.28		Option Award Agreement, effective December 30, 2018 by and between BrightSphere Investment Group plc and Guang Yang, incorporated by reference to Exhibit 4.1 to the Form S-8, filed on January 2, 2019.

10.29
Option Award Agreement, effective January 22, 2019 by and between BrightSphere Investment Group plc and Suren Rana, incorporated herein by reference to Exhibit 10.29 to Annual Report on Form 10-K filed February 28, 2019.

21.1		Subsidiaries of BrightSphere Investment Group plc, incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K filed February 28, 2019.

23.1		Consent of KPMG LLP, incorporated herein by reference to Exhibit 23.1 to Annual Report on Form 10-K filed February 28, 2019.

31.1	*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32.1 to Annual Report on Form 10-K filed February 28, 2019.

32.2
Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32.2 to Annual Report on Form 10-K filed February 28, 2019.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) the Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements, incorporated herein by reference to the Annual report on Form 10-K filed February 28, 2019.

_______________________________________________________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BrightSphere Investment Group plc
Dated:	April 17, 2019

		By:	/s/ Guang Yang
Guang Yang President, Chief Executive Officer and Executive Chairman (principal executive officer)

/s/ Suren Rana
Suren Rana Chief Financial Officer (principal financial officer)

/s/ Daniel K. Mahoney
Daniel K. Mahoney Head of Finance (principal accounting officer)