Form 10-Q
period 2019-03-31
BrightSphere Investment Group plc
filed 2019-05-09
CIK 1611702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
OR
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

Title of each class	Ticker Symbol	Name of each exchange on which registered
Ordinary Shares ($.001 par value)	BSIG	New York Stock Exchange
4.800% Notes due 2026	BSIG 26	New York Stock Exchange
5.125% Notes due 2031	BSA	New York Stock Exchange
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s ordinary stock, nominal value $0.001 per share, outstanding as of May 7, 2019 was 91,869,338.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSphere Investment Group plc
Condensed Consolidated Balance Sheets
(in millions, unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$73.3	$340.6
Investment advisory fees receivable	151.4	159.1
Income taxes receivable	4.8	3.9
Fixed assets, net	52.4	49.0
Investments (includes balances reported at fair value of $209.3 and $196.6)	211.8	198.5
Acquired intangibles, net	70.1	71.7
Goodwill	274.6	274.6
Other assets	92.1	41.6
Deferred tax assets	263.0	270.1
Assets of consolidated Funds:
Cash and cash equivalents, restricted	11.8	4.9
Investments (includes balances reported at fair value of $93.3 and $124.8)	138.0	124.8
Other assets	12.6	14.9
Total assets	$1,355.9	$1,553.7
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$32.4	$54.3
Accrued incentive compensation	61.2	171.0
Due to OM plc	30.4	33.0
Other compensation liabilities	424.4	649.2
Accrued income taxes	54.6	53.6
Third party borrowings	628.4	393.3
Other liabilities	54.5	8.3
Liabilities of consolidated Funds:
Accounts payable and accrued expenses	16.6	13.1
Securities sold, not yet purchased, at fair value	1.5	1.7
Other liabilities	0.3	0.1
Total liabilities	1,304.3	1,377.6
Commitments and contingencies
Redeemable non-controlling interests in consolidated Funds	43.2	41.9
Equity:
Ordinary shares (nominal value $0.001; 91,869,338 and 105,160,021 shares, respectively, issued)	0.1	0.1
Shareholders’ equity	(9.7)	124.1
Accumulated other comprehensive loss	(19.8)	(20.9)
Non-controlling interests	1.8	1.6
Non-controlling interests in consolidated Funds	36.0	29.3
Total equity and redeemable non-controlling interests in consolidated Funds	51.6	176.1
Total liabilities and equity	$1,355.9	$1,553.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Operations
(in millions except for per share data, unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Management fees	$207.5	$245.0
Performance fees	(2.8)	2.0
Other revenue	1.4	2.5
Consolidated Funds’ revenue	1.1	0.2
Total revenue	207.2	249.7
Operating expenses:
Compensation and benefits	101.1	189.2
General and administrative expense	32.5	29.5
Amortization of acquired intangibles	1.6	1.6
Depreciation and amortization	3.8	3.4
Consolidated Funds’ expense	0.2	0.4
Total operating expenses	139.2	224.1
Operating income	68.0	25.6
Non-operating income and (expense):
Investment income	7.0	66.1
Interest income	1.1	0.5
Interest expense	(7.0)	(6.3)
Net consolidated Funds’ investment gains (losses)	13.6	(2.4)
Total non-operating income	14.7	57.9
Income from continuing operations before taxes	82.7	83.5
Income tax expense	21.6	28.7
Income from continuing operations	61.1	54.8
Gain (loss) on disposal of discontinued operations, net of tax	—	—
Net income	61.1	54.8
Net income (loss) attributable to non-controlling interests in consolidated Funds	8.4	(2.5)
Net income attributable to controlling interests	$52.7	$57.3

Earnings per share (basic) attributable to controlling interests	$0.54	$0.52
Earnings per share (diluted) attributable to controlling interests	0.54	0.52
Continuing operations earnings per share (basic) attributable to controlling interests	0.54	0.52
Continuing operations earnings per share (diluted) attributable to controlling interests	0.54	0.52
Weighted average ordinary shares outstanding	97.6	109.4
Weighted average diluted ordinary shares outstanding	97.8	109.6

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Comprehensive Income
(in millions, unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$61.1	$54.8
Other comprehensive income:
Amortization related to derivative securities, net of tax	0.6	0.6
Foreign currency translation adjustment	0.5	0.8
Total other comprehensive income	1.1	1.4
Comprehensive income (loss) attributable to non-controlling interests in consolidated Funds	8.4	(2.5)
Total comprehensive income attributable to controlling interests	$53.8	$58.7

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2019 and 2018
($ in millions except share data, unaudited)

	Ordinary shares (millions)	Ordinary shares, nominal value	Shareholders’ equity	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non- controlling interests	Non-controlling interests in consolidated Funds	Total equity	Redeemable non-controlling interests in consolidated Funds	Total equity and redeemable non-controlling interests in consolidated Funds
December 31, 2017	109.7	$0.1	$96.9	$(21.6)	75.4	$1.3	$50.6	$127.3	$44.0	$171.3
Issuance of ordinary shares	1.0	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(0.2)	—	(2.6)	—	(2.6)	—	—	(2.6)	—	(2.6)
Capital contribution (redemptions)	—	—	(0.1)	—	(0.1)	—	—	(0.1)	0.1	—
Equity-based compensation	—	—	1.3	—	1.3	—	—	1.3	—	1.3
Foreign currency translation adjustment	—	—	—	0.8	0.8	—	—	0.8	—	0.8
Amortization related to derivatives securities, net of tax	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Business acquisition	—	—	—	—	—	0.1	—	0.1	—	0.1
Net de-consolidation of Funds	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Dividends ($0.10 per share)	—	—	(10.0)	—	(10.0)	—	—	(10.0)	—	(10.0)
Net income (loss)	—	—	57.3	—	57.3	—	(2.7)	54.6	0.2	54.8
March 31, 2018	110.5	$0.1	$142.8	$(20.2)	$122.7	$1.4	$47.9	$172.0	$37.2	$209.2

December 31, 2018	105.2	$0.1	$124.1	$(20.9)	$103.3	$1.6	$29.3	$134.2	$41.9	$176.1
Issuance of ordinary shares	0.2	—	—	—	—	—	—	—	—	—
Repurchase of ordinary shares	(13.5)	—	(180.5)	—	(180.5)	—	—	(180.5)	—	(180.5)
Capital contributions (redemptions)	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	3.2	—	3.2	—	—	3.2	—	3.2
Foreign currency translation adjustment	—	—	—	0.5	0.5	—	—	0.5	—	0.5
Amortization related to derivative securities, net of tax	—	—	—	0.6	0.6	—	—	0.6	—	0.6
Business acquisition	—	—	—	—	—	0.2	—	0.2	—	0.2
Dividends ($0.10 per share)	—	—	(9.2)	—	(9.2)	—	—	(9.2)	—	(9.2)
Net income	—	—	52.7	—	52.7	—	6.7	59.4	1.7	61.1
March 31, 2019	91.9	$0.1	$(9.7)	$(19.8)	$(29.4)	$1.8	$36.0	$8.4	$43.2	$51.6

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$61.1	$54.8
Less: Net (income) loss attributable to non-controlling interests in consolidated Funds	(8.4)	2.5
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
(Gain) loss on disposal of discontinued operations, excluding consolidated Funds	—	—
Amortization of acquired intangibles	1.6	1.6
Depreciation and other amortization	3.8	3.4
Amortization of debt-related costs	0.9	0.8
Amortization and revaluation of non-cash compensation awards	(12.7)	51.9
Net earnings from Affiliates accounted for using the equity method	(0.6)	(0.6)
Gain on sale of investment in Affiliate	—	(65.7)
Deferred income taxes	6.2	(6.9)
(Gains) losses on other investments	(18.3)	(0.4)
Changes in operating assets and liabilities (excluding discontinued operations):
(Increase) decrease in investment advisory fees receivable and amounts due from OM plc	7.7	(2.7)
(Increase) decrease in other receivables, prepayments, deposits and other assets	(6.6)	28.6
Increase (decrease) in accrued incentive compensation, amounts due to OM plc and other liabilities	(316.9)	(87.9)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(17.3)	(14.2)
Net cash flows from operating activities of continuing operations, excluding consolidated Funds	(299.5)	(34.8)
Net income (loss) attributable to non-controlling interests in consolidated Funds	8.4	(2.5)
Adjustments to reconcile net income (loss) attributable to non-controlling interests in consolidated Funds to net cash flows from operating activities from continuing operations of consolidated Funds:
(Gains) losses on other investments	(2.6)	2.4
(Increase) decrease in receivables and other assets	2.3	(2.8)
Increase (decrease) in accounts payable and other liabilities	3.6	2.6
Net cash flows from operating activities of continuing operations of consolidated Funds	11.7	(0.3)
Net cash flows from operating activities of continuing operations	(287.8)	(35.1)
Net cash flows from operating activities of discontinued operations	—	—
Total net cash flows from operating activities	(287.8)	(35.1)
Cash flows from investing activities:
Additions of fixed assets	(7.3)	(3.4)
Proceeds from sale of investment in Affiliate	—	100.0
Purchase of investment securities	(7.0)	(47.2)
Sale of investment securities	9.9	26.9
Cash flows from investing activities of consolidated Funds
Purchase of investments	(32.7)	(38.3)
Sale of investments	28.0	36.9
Net cash flows from investing activities of continuing operations	(9.1)	74.9
Net cash flows from investing activities of discontinued operations	—	—
Total net cash flows from investing activities	(9.1)	74.9

See Notes to Condensed Consolidated Financial Statements

BrightSphere Investment Group plc Condensed Consolidated Statements of Cash Flows (in millions, unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from third party borrowings	240.0	—
Repayment of third party and non-recourse borrowings	(5.0)	(33.5)
Payment to OM plc for deferred tax arrangement	—	—
Payment to OM plc for co-investment redemptions	(5.1)	—
Dividends paid to shareholders	(6.4)	(7.5)
Dividends paid to related parties	(3.0)	(2.5)
Payment to OM plc for promissory notes	—	(4.5)
Repurchases of ordinary shares	(183.9)	(2.6)
Cash flows from financing activities of consolidated Funds
Non-controlling interest capital raised	0.3	—
Redeemable non-controlling interest capital redeemed	(0.4)	0.1
Net cash flows from financing activities of continuing operations	36.5	(50.5)
Net cash flows from financing activities of discontinued operations	—	—
Total net cash flows from financing activities	36.5	(50.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(260.4)	(10.7)
Cash and cash equivalents at beginning of period	345.5	200.4
Cash and cash equivalents at end of period (including cash at consolidated Funds classified as restricted)	$85.1	$189.7

Supplemental disclosure of cash flow information:
Interest paid (excluding consolidated Funds)	$9.4	$9.4
Income taxes paid	12.9	1.1
Supplemental disclosure of non-cash investing and financing transactions:
De-consolidation of Funds	$—	$(7.1)
Payable for securities purchased by a consolidated Fund	15.5	—

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
The Company’s Affiliates are organized as limited liability companies. The Company generally utilizes a profit-sharing model in structuring its compensation and ownership arrangements with its Affiliates. The Affiliates’ variable compensation is generally based on each firm’s profitability. BSIG and Affiliate key employees share in profits after variable compensation according to their respective ownership interests. The profit-sharing model results in the alignment of BSIG and Affiliate key employee economic interests, which is critical to the Company’s talent management strategy and long-term growth of the business. The Company operates in one business segment.
Prior to 2014, the Company was a wholly-owned subsidiary of Old Mutual plc (“OM plc”), an international long-term savings, protection and investment group, listed on the London Stock Exchange. On October 15, 2014, the Company completed the initial public offering (the “Offering”) by OM plc pursuant to the Securities Act of 1933, as amended. Additionally, between the Offering and March 31, 2019, the Company, OM plc and/or HNA Capital US (“HNA”) completed a series of transactions in the Company’s shares, including a two-step transaction announced on March 25, 2017 for a sale by OM plc of a 24.95% shareholding in the Company to HNA and a two-step transaction announced on November 19, 2018 for a sale of the substantial majority of the ordinary shares held by HNA of the Company to Paulson & Co. (“Paulson”). On February 25, 2019, this transaction was completed resulting in Paulson holding approximately 21.7% of the ordinary shares of the Company. The remaining shares held by HNA were bought back by the Company in the first quarter of 2019.
For the three months ended March 31, 2019, the Company repurchased 13,498,078 ordinary shares at an average price of $13.28 per share.

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
Certain disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (annual report or Form 10-K) are not required to be included on an interim basis in the Company’s quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The Company’s significant accounting policies, which have been consistently applied, are summarized in those Financial Statements.
Recently adopted accounting standards
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“Topic 842”). Topic 842 requires that lessees recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. The Company adopted the standard on January 1, 2019 using the modified retrospective approach, without restating prior comparative periods. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases.

The Company recorded a ROU asset of approximately $44.2 million and a lease liability of approximately $49.9 million, primarily related to real estate operating leases on January 1, 2019, with no cumulative-effect adjustment to opening retained earnings. The initial recognition of ROU asset and lease liability represented a non-cash activity. The adoption of the new standard had a material impact on the Company’s Condensed Consolidated Balance Sheet, but did not have an impact on our Condensed Consolidated Statement of Operations.

The package of three practical expedients applicable to the Company have been elected which resulted in the Company not having to reassess whether expired or existing contracts upon adoption contained a lease. It also allowed the Company to retain the historical classifications of our leases and initial direct costs. The Company has also made an accounting policy election to apply short-term exemption to leases that meet the definition of short-term leases under the new standard.

On January 1, 2019, the Company early adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

2) Basis of Presentation and Significant Accounting Policies (cont.)

implementation costs will be expensed over the term of the hosting arrangement. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Summary of Significant Accounting Policies
Leases
The Company determines if an arrangement is a lease at inception. The Company’s leases qualify as operating leases and consist primarily of corporate offices, data centers, vehicles and certain equipment. Operating lease liabilities are included in Other liabilities and ROU assets are included in Other assets on the Condensed Consolidated Balance Sheet.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company uses the implicit rate when readily determinable.
The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company elected both at transition and on an ongoing basis, to combine lease and non-lease components in calculating the lease liability and ROU asset for all operating leases.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

3) Investments

Investments are comprised of the following as of the dates indicated (in millions):

	March 31, 2019	December 31, 2018
Investments of consolidated Funds held at fair value	$93.3	$124.8
Other investments held at fair value	108.4	104.8
Investments related to long-term incentive compensation plans held at fair value	100.9	91.8
Total investments held at fair value	302.6	321.4
Equity-accounted investments in Affiliates and consolidated Funds(1)	47.2	1.9
Total investments per Condensed Consolidated Balance Sheets	$349.8	$323.3

(1)
Equity-accounted investments in consolidated Funds is comprised of Investments in partnership interests where a portion of return includes carried interest. These investments are accounted for within the scope of ASC 323, Investments - Equity Method and Joint Ventures because the Company has determined it has significant influence.

In August 2017, the Company executed a non-binding term sheet to sell its stake in Heitman LLC to Heitman’s management for cash consideration totaling $110 million. Pursuant to this term sheet, BSIG entered into a redemption agreement on November 17, 2017 and the Company reclassified its investment in Heitman to a cost method investment. The transaction closed on January 5, 2018 and resulted in a gain of $65.7 million included in the table below.

Investment income is comprised of the following for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2019	2018
Realized and unrealized gains on other investments held at fair value	$6.4	$(0.2)
Investment return of equity-accounted investments in Affiliates	0.6	0.6
Gain on sale of Affiliate carried at cost	—	65.7
Total investment income per Condensed Consolidated Statements of Operations	$7.0	$66.1

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value, March 31, 2019
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$13.5	$—	$—	$—	$13.5
Short-term investment funds	0.8	—	—	—	0.8
Bank loans	—	74.2	—	—	74.2
Other investments	4.2	—	—	—	4.2
Derivatives	0.5	0.1	—	—	0.6
Consolidated Funds total	19.0	74.3	—	—	93.3
Investments in separate accounts(2)	36.0	10.4	—	—	46.4
Investments related to long-term incentive compensation plans(3)	100.9	—	—	—	100.9
Investments in unconsolidated Funds(4)	—	—	3.0	59.0	62.0
BSIG total	136.9	10.4	3.0	59.0	209.3
Total fair value assets	$155.9	$84.7	$3.0	$59.0	$302.6
Liabilities of consolidated Funds(1)
Derivatives	(1.4)	(0.1)	—	—	(1.5)
Consolidated Funds total	(1.4)	(0.1)	—	—	(1.5)
Total fair value liabilities	$(1.4)	$(0.1)	$—	$—	$(1.5)

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 (in millions):

	Quoted prices in active markets (Level I)	Significant other observable inputs (Level II)	Significant unobservable inputs (Level III)	Uncategorized	Total value December 31, 2018
Assets of BSIG and consolidated Funds(1)
Common and preferred stock	$13.8	$—	$—	$—	$13.8
Short-term investment funds	2.2	—	—	—	2.2
Bank loans	—	63.9	—	—	63.9
Other investments	3.7	—	—	38.8	42.5
Derivatives	2.2	0.2	—	—	2.4
Consolidated Funds total	21.9	64.1	—	38.8	124.8
Investments in separate accounts(2)	35.0	8.2	—	—	43.2
Investments related to long-term incentive compensation plans(3)	91.8	—	—	—	91.8
Investments in unconsolidated Funds(4)	—	—	3.0	58.6	61.6
BSIG total	126.8	8.2	3.0	58.6	196.6
Total fair value assets	$148.7	$72.3	$3.0	$97.4	$321.4

Liabilities of consolidated Funds(1)
Common stock	$(0.8)	$—	$—	$—	$(0.8)
Derivatives	(0.8)	(0.1)	—	—	(0.9)
Consolidated Funds total	(1.6)	(0.1)	—	—	(1.7)
Total fair value liabilities	$(1.6)	$(0.1)	$—	$—	$(1.7)

(1)	Assets and liabilities measured at fair value are comprised of financial investments managed by the Company's Affiliates.
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
The uncategorized amount of $0.0 million and $38.8 million at March 31, 2019 and December 31, 2018, respectively, represents investments made by consolidated Funds and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These consolidated Funds consist of real estate and private equity investment Funds. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

(2)
Investments in separate accounts of $46.4 million at March 31, 2019 consist of approximately 6% of cash equivalents and 94% of equity securities, fixed income securities, and other investments. Investments in separate accounts of $43.2 million at December 31, 2018 consist of approximately 11% of cash equivalents and 89% of equity securities, fixed income securities, and other investments. The Company values these using the published price of the underlying securities (classified as Level I) or quoted price supported by observable inputs as of the measurement date (classified as Level II).

(3)
Investments related to long term compensation plans of $100.9 million and $91.8 million at March 31, 2019 and December 31, 2018, respectively, are investments in publicly registered daily redeemable funds (some managed by Affiliates), which the Company has classified as trading securities and valued using the published price as of the measurement dates. Accordingly, the Company has classified these investments as Level I.

(4)
The uncategorized amounts of $59.0 million and $58.6 million at March 31, 2019 and December 31, 2018, respectively, relate to investments in unconsolidated Funds which consist primarily of investments in Funds advised by Affiliates and are valued using NAV which the Company relies on to determine their fair value as a practical expedient and has therefore not classified these investments in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to amounts presented in the Condensed Consolidated Balance Sheets. These unconsolidated Funds consist primarily of real estate investment Funds, UCITS and other investment vehicles. The NAVs that have been provided by investees have been derived from the fair values of the underlying investments as of the measurement dates.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

4) Fair Value Measurements (cont.)

The real estate investment Funds of $15.8 million are subject to longer than quarterly redemption restrictions, and due to their nature, distributions are received only as cash flows are generated from underlying assets over the life of the Funds. The range of time over which the underlying assets are expected to be liquidated by the investees is approximately one to eleven years from March 31, 2019. The valuation process for the underlying real estate investments held by the real estate investment Funds begins with each property or loan being valued by the investment teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the portfolio management, acquisitions, and research teams. For certain properties and loans, the valuation process may also include a valuation by independent appraisers. In connection with this process, changes in fair-value measurements from period to period are evaluated for reasonableness, considering items such as market rents, capitalization and discount rates, and general economic and market conditions.
Investments in unconsolidated Funds categorized as Level III of $3.0 million at March 31, 2019 relates to investments in Timber Funds advised by Affiliates and are valued by the general partner of those Funds. Determination of estimated fair value involves subjective judgment because the actual fair value can be determined only through negotiation between parties in a sale transaction, and amounts ultimately realized may vary significantly from their fair value presented.
The following table reconciles the opening balances of Level III financial assets to closing balances at the end of the period (in millions):

	Investments in unconsolidated Funds
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Level III financial assets
At beginning of the period	$3.0	$—
Transfers in (out) of Level 3	—	6.4
Total net fair value losses recognized in net income	—	(0.1)
Total Level III financial assets	$3.0	$6.3
There were no significant transfers of financial assets or liabilities among Levels I, II or III during the three months ended March 31, 2019.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities

The Company, through its Affiliates, sponsors the formation of various entities considered to be variable interest entities (“VIEs”). These VIEs are primarily Funds managed by Affiliates and are investment vehicles typically owned entirely by third-party investors. Certain Funds may be capitalized with seed capital investments from the Company and may be owned partially by Affiliate key employees and/or individuals that own minority interests in an Affiliate.

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

The following table presents the assets and liabilities of Funds that are VIEs and consolidated by the Company (in millions):

	3/31/2019	12/31/2018
Assets
Investments at fair value	$93.3	$124.8
Other assets of consolidated Funds	69.1	19.8
Total Assets	$162.4	$144.6
Liabilities
Liabilities of consolidated Funds	$18.4	$14.9
Total Liabilities	$18.4	$14.9
“Investments at fair value” consist of investments in bank loans, common and preferred stock, and other securities. To the extent the Company also has consolidated Funds that are not VIEs, the assets and liabilities of those Funds are not included in the table above.
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

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

5) Variable Interest Entities (cont.)

The following information pertains to unconsolidated VIEs for which the Company holds a variable interest (in millions):

	March 31, 2019	December 31, 2018
Unconsolidated VIE assets	$4,810.2	$4,814.9
Unconsolidated VIE liabilities	$2,140.0	$2,115.1
Equity interests on the Condensed Consolidated Balance Sheets	$20.7	$22.5
Maximum risk of loss(1)	$30.7	$31.0

(1)
Includes equity investments the Company has made or is required to make and any earned but uncollected management and incentive fees. The Company does not record performance or incentive allocations until the respective measurement period has ended.

6) Borrowings and Debt
The Company’s borrowings and long-term debt was comprised of the following as of the dates indicated (in millions):

	March 31, 2019		December 31, 2018
	Carrying value(1)	Fair Value	Carrying value(1)	Fair Value
$350 million revolving credit facility expiring October 15, 2019	$235.0	$235.0	$—	$—
Non-recourse seed capital facility expiring January 17, 2020	$—	$—	$—	$—
Long-term bonds:
$275 million 4.80% Senior Notes Due July 27, 2026	$272.2	$274.8	$272.2	$266.0
$125 million 5.125% Senior Notes Due August 1, 2031	121.2	115.2	121.1	102.3
Total borrowings and long-term debt	$628.4	$625.0	$393.3	$368.3

(1)	The difference between the principal amounts and the carrying values of the senior notes in the table above reflects the unamortized debt issuance costs and discounts.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

7) Leases

The Company has operating leases for corporate offices, data centers, vehicles and certain equipment. The operating leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
As of March 31, 2019, the ROU asset of $46.3 million was included within Other assets and the lease liability of $51.9 million was included within Other liabilities, on the Condensed Consolidated Balance Sheet.
The following table summarizes information about the Company’s operating leases for the three months ended March 31, 2019 (in millions, except lease term and discount rate):

Three Months Ended March 31,
2019
Operating lease cost	$3.4
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3.6
ROU asset obtained in exchange for new operating lease liabilities	4.8
Weighted average remaining lease term	4.7 years
Weighted average discount rate	3.97%
In determining the incremental borrowing rate, the Company considered the interest rate yield for the specific interest rate environment and the Company’s credit spread at the inception of the lease.

Maturities of operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$14.8
2020	14.3
2021	12.5
2022	6.0
2023	3.0
Thereafter	6.6
Total lease payments	57.2
Less imputed interest	(5.3)
Total	$51.9

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

8) Commitments and Contingencies

Operational commitments
The Company had unfunded commitments to invest up to approximately $66 million in co-investments as of March 31, 2019. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2024.
Certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.
Litigation
The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. If an insurance claim or other indemnification for a litigation accrual is available to the Company, the associated gain will not be recognized until all contingencies related to the gain have been resolved. As of March 31, 2019, there were no material accruals for claims, legal proceedings or other contingencies.
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
Foreign tax contingency
The Company has clients in non-U.S. jurisdictions which require entities that are conducting certain business activities in such jurisdictions to collect and remit tax assessed on certain fees paid for goods and services provided. The Company does not believe this requirement is applicable based on its limited business activities in these jurisdictions. However, given the fact that uncertainty exists around the requirement, the Company has chosen to evaluate its potential exposure related to non-collection and remittance of these taxes. At March 31, 2019, management of the Company has estimated the potential maximum exposure and concluded that it is not material. No accrual for the potential exposure has been recorded as the probability of incurring any potential liability relating to this exposure is not probable at March 31, 2019.
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
The calculation of basic and diluted earnings per ordinary share is as follows (dollars in millions, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to controlling interests	$52.7	$57.3
Less: Total income available to participating unvested securities(1)	(0.1)	(0.2)
Total net income attributable to ordinary shares	$52.6	$57.1
Denominator:
Weighted-average ordinary shares outstanding—basic	97,645,020	109,396,367
Potential ordinary shares:
Restricted stock units	199,563	196,259
Weighted-average ordinary shares outstanding—diluted	97,844,583	109,592,626
Earnings per ordinary share attributable to controlling interests:
Basic	$0.54	$0.52
Diluted	$0.54	$0.52

(1)	Income available to participating unvested securities includes dividends paid on unvested restricted shares and their proportionate share of undistributed earnings.
Employee options to purchase 8,970,000 shares were not included in the computation of diluted EPS for the three months ended March 31, 2019 because the assumed proceeds from exercising such options exceed the average price of the ordinary shares for the period and, therefore, the options are deemed antidilutive.

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
Performance fees
The Company’s alternative products subject to performance fees earn these fees upon exceeding high-water mark performance thresholds or outperforming a hurdle rate. Conversely, the separate accounts / other products, which primarily earn management fees, are potentially subject to performance adjustments up or down based on investment performance versus benchmarks (i.e. fulcrum fees).
Other revenue
Included in other revenue are certain payroll and benefits costs and expenses paid on behalf of Funds by the Company’s Affiliates. In instances where a customer reimburses the Company for a cost paid on the customer’s behalf, the Company is acting as a principal and the reimbursement is accrued on a gross basis at cost as the corresponding reimbursable expenses are incurred. Revenue from expense reimbursement amounted to $1.0 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively, and is recorded in other revenue in the Company’s Condensed Consolidated Statements of Operations. Other revenue may also consist of other miscellaneous revenue, consisting primarily of administration and consulting services.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

10) Revenue (cont.)

Disaggregation of management fee revenue
The Company classifies its revenue (including only consolidated Affiliates that are included in management fee revenue) among the following asset classes:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of timberland investments, secondary Funds focused in real estate and private equity, and other alternative investments.
Revenue by asset class for the three months ended March 31, 2019 and 2018 were (in millions):

	Three Months Ended March 31,
	2019	2018
U.S. equity	$40.4	$47.6
Global / non-U.S. equity	116.9	128.6
Fixed income	6.4	6.8
Alternatives	43.8	62.0
Management fee revenue	$207.5	$245.0

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

11) Accumulated Other Comprehensive Income

The following tables show the tax effects allocated to each component of other comprehensive income (loss) (in millions):

	For the three months ended March 31, 2019
	Pre-Tax	Tax (Expense)	Net of Tax
Foreign currency translation adjustment	$0.5	$—	$0.5
Amortization related to derivative securities	0.7	(0.1)	0.6
Other comprehensive income	$1.2	$(0.1)	$1.1

	For the three months ended March 31, 2018
	Pre-Tax	Tax (Expense)	Net of Tax
Foreign currency translation adjustment	$0.8	$—	$0.8
Amortization related to derivative securities	0.7	(0.1)	0.6
Other comprehensive income	$1.5	$(0.1)	$1.4
The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 were as follows (in millions):

	Foreign currency translation adjustment	Valuation and amortization of derivative securities	Total
Balance, as of December 31, 2018	$1.8	$(22.7)	$(20.9)
Other comprehensive income	0.5	0.6	1.1
Balance, as of March, 31 2019	$2.3	$(22.1)	$(19.8)
The Company reclassified $0.7 million and $0.7 million from accumulated other comprehensive income (loss) to interest expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively.

BrightSphere Investment Group plc
Notes to Condensed Consolidated Financial Statements
(unaudited)

12) Derivatives and Hedging

Cash flow hedge
In July 2015, the Company entered into a series of $300.0 million notional Treasury rate lock contracts which were designated and qualified as cash flow hedges. The Company documented its hedging strategy and risk management objective for this contract in anticipation of a future debt issuance. The Treasury rate lock contract eliminated the impact of fluctuations in the underlying benchmark interest rate for future forecasted debt issuances. The forecasted debt issuances occurred in July 2016 and the Treasury rate lock, which had an accumulated fair value of $(34.4) million, was settled. Refer to Note 6, Borrowings and Debt, for additional information on the debt issuances.
As of March 31, 2019, the balance recorded in accumulated other comprehensive income (loss) was $(22.1) million, net of tax. This balance will be reclassified to earnings through interest expense over the life of the issued debt. Amounts of $0.7 million and $0.7 million have been reclassified for the three months ended March 31, 2019 and 2018, respectively. During the next twelve months the Company expects to reclassify approximately $3 million to interest expense.
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

•
U.S. GAAP Results of Operations for the Three Months Ended March 31, 2019 and 2018 includes an explanation of changes in our U.S. GAAP revenue, expense and other items for the three months ended March 31, 2019 and 2018, as well as key U.S. GAAP operating metrics.

•
Non-GAAP Supplemental Performance Measure — Economic Net Income includes an explanation of the key differences between U.S. GAAP net income and ENI, the key measure management uses to evaluate our performance. This section also provides a reconciliation between U.S. GAAP net income attributable to controlling interests and ENI for the three months ended March 31, 2019 and 2018 as well as a reconciliation of key ENI operating items including ENI revenue and ENI operating expenses. In addition, this section provides key non-GAAP operating metrics and a calculation of tax on economic net income.

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

Overview
We are a diversified, multi-boutique asset management firm headquartered in London, U.K. We previously announced in November 2018 that the Board of Directors of the Company decided, subject to shareholder approval, to change the jurisdiction of incorporation of the holding company of our Company and its operating subsidiaries from the United Kingdom to Delaware. We operate our business through seven affiliate firms to whom we refer in this Quarterly Report as our Affiliates. Through our Affiliates, we offer a diverse range of actively-managed investment strategies and products to institutional investors around the globe. While our Affiliates maintain autonomy in the investment process and the day-to-day management of their businesses, our strategy is to work with them to accelerate the growth and profitability of their firms.
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

•	Copper Rock Capital Partners LLC (“Copper Rock”)—a specialized growth equity investment manager of small-cap international, global and emerging markets equity strategies.

•	Investment Counselors of Maryland, LLC (“ICM”)(1)—a value-driven domestic equity manager with product offerings focused on small- and mid-cap companies.

•	Landmark Partners, LLC (“Landmark”)—a leading global secondary private equity, real estate and real asset investment firm.

•	Thompson, Siegel & Walmsley LLC (“TSW”)—a value-oriented investment manager focused on small- and mid-cap U.S. equity, international equity and fixed income strategies.

(1)	Accounted for under the equity method of accounting.

The Economics of Our Business
Our profitability is affected by a variety of factors including the level and composition of our average assets under management, or AUM, fee rates charged on AUM and our expense structure. Our Affiliates earn management fees based on assets under management. Approximately 75% of our management fees are calculated based on average AUM (calculated on either a daily or monthly basis) with the remainder of our management fees calculated based on period end AUM or other measuring methods. Changes in the levels of our AUM are driven by our investment performance and net client cash flows. Our Affiliates may also earn performance fees, or adjust management fees, when certain accounts differ in relation to relevant benchmarks or exceed or fail to exceed required returns. Approximately $47.2 billion, or 21% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features in which BSIG participates in the performance fee. The majority of these incentive fees are calculated based on value added over the relevant benchmarks on a rolling three-year basis. Carried interests are features of private equity funds, which are calculated based on long-term cumulative returns.
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
“Non-controlling interests” is a concept under U.S. GAAP that identifies net components of revenues and expenses that are not attributable to our shareholders. For example the portion of the net income (loss) of any consolidated Fund that is attributable to the outside investors or clients of the consolidated Fund is included in “Non-controlling interests” in our Condensed Consolidated Financial Statements. Conversely, “controlling interests” is the portion of revenue or expense that is attributable to our shareholders.
For a more detailed discussion of the differences between U.S. GAAP net income and economic net income, see "—Non-GAAP Supplemental Performance Measure — Economic Net Income."

Summary Results of Operations
The following table summarizes our unaudited results of operations for the three months ended March 31, 2019 and 2018:

($ in millions, unless otherwise noted)	Three Months Ended March 31,
	2019	2018	2019 vs. 2018
U.S. GAAP Basis
Revenue	$207.2	$249.7	$(42.5)
Pre-tax income from continuing operations attributable to controlling interests	74.3	86.0	(11.7)
Net income from continuing operations attributable to controlling interests	52.7	57.3	(4.6)
Net income attributable to controlling interests	52.7	57.3	(4.6)
U.S. GAAP operating margin(1)	32.8%	10.3%	2257 bps
Earnings per share, basic ($)	$0.54	$0.52	$0.02
Earnings per share, diluted ($)	$0.54	$0.52	$0.02
Basic shares outstanding (in millions)	97.6	109.4	(11.8)
Diluted shares outstanding (in millions)	97.8	109.6	(11.8)

Economic Net Income Basis(2)(3)
(Non-GAAP measure used by management)
ENI revenue(4)	$205.7	$247.8	$(42.1)
Pre-tax economic net income(5)	51.6	71.4	(19.8)
Adjusted EBITDA	58.9	79.0	(20.1)
ENI operating margin(6)	33.3%	40.1%	(677) bps
Economic net income(7)	39.2	54.9	(15.7)
ENI diluted EPS ($)	$0.40	$0.50	$(0.10)

Other Operational Information
Assets under management (AUM) at period end (in billions)	$222.3	$240.1	$(17.8)
Net client cash flows (in billions)	(1.8)	1.9	(3.7)
Annualized revenue impact of net flows (in millions)(8)	(5.9)	19.0	(24.9)

(1)	U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

(2)
Economic net income is a non-GAAP measure we use to evaluate the performance of our business. For a reconciliation to U.S. GAAP financial information and a further discussion of economic net income refer to “—Non-GAAP Supplemental Performance Measure—Economic Net Income.”

(3)	Excludes restructuring costs at the Center of $4.0 million and costs associated with the planned redomicile to the U.S. of $0.3 million for the three months ended March 31, 2019.

(4)	ENI revenue is the ENI measure which corresponds to U.S. GAAP revenue.

(5)	Pre-tax economic net income is the ENI measure which corresponds to U.S. GAAP pre-tax income from continuing operations attributable to controlling interests.

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
Assets Under Management
The following table presents our assets under management by Affiliate as of each of the dates indicated:

($ in billions)	March 31, 2019	December 31, 2018
Acadian Asset Management	$96.0	$86.2
Barrow, Hanley, Mewhinney & Strauss	75.7	72.0
Campbell Global	4.8	4.6
Copper Rock Capital Partners	4.3	4.0
Investment Counselors of Maryland	2.1	1.8
Landmark Partners	18.0	17.8
Thompson, Siegel & Walmsley	21.4	19.9
Total assets under management	$222.3	$206.3

Our primary asset classes include:

i.	U.S. equity, which includes small cap through large cap securities and substantially value or blended investment styles;

ii.	Global / non-U.S. equity, which includes global and international equities including emerging markets;

iii.	Fixed income, which includes government bonds, corporate bonds and other fixed income investments in the United States; and

iv.	Alternatives, which consist of timberland investments, secondary Funds focused in real estate and private equity, and other alternative investments.
The following table presents our assets under management by strategy as of each of the dates indicated:

($ in billions)	March 31, 2019	December 31, 2018
U.S. equity, small/smid cap value	$5.8	$5.1
U.S. equity, mid cap value	10.0	9.6
U.S. equity, large cap value	49.0	45.2
U.S. equity, core/blend	3.0	2.7
Total U.S. equity	67.8	62.6
Global equity	37.7	34.4
International equity	52.1	46.4
Emerging markets equity	27.8	26.0
Total global / non-U.S. equity	117.6	106.8
Fixed income	12.9	13.1
Alternatives	24.0	23.8
Total assets under management	$222.3	$206.3

The following table shows assets under management by client type as of each of the dates indicated:

($ in billions)	March 31, 2019		December 31, 2018
	AUM	% of total	AUM	% of total
Sub-advisory	$65.3	29.4%	$61.3	29.7%
Corporate/Union	38.2	17.2%	36.4	17.6%
Public/Government	69.7	31.3%	63.9	31.0%
Endowment/Foundation	4.9	2.2%	4.5	2.2%
OM plc Group	2.2	1.0%	2.1	1.0%
Commingled Trust/UCITS	30.7	13.8%	28.2	13.7%
Mutual Fund	2.2	1.0%	2.0	1.0%
Other	9.1	4.1%	7.9	3.8%
Total assets under management	$222.3		$206.3

The following table shows assets under management by client location as of each of the dates indicated:

($ in billions)	March 31, 2019		December 31, 2018
	AUM	% of total	AUM	% of total
U.S.	$168.1	75.6%	$156.8	76.0%
Europe	20.0	9.0%	17.3	8.4%
Asia	10.9	4.9%	10.4	5.0%
Middle East	0.2	0.1%	0.2	0.1%
Australia	10.0	4.5%	9.2	4.5%
Other	13.1	5.9%	12.4	6.0%
Total assets under management	$222.3		$206.3

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

The following table summarizes our asset flows and market appreciation (depreciation) by asset class for each of the periods indicated:

	Three Months Ended March 31,
($ in billions, unless otherwise noted)	2019	2018
U.S. equity
Beginning balance	$62.6	$81.2
Gross inflows	1.0	1.5
Gross outflows	(2.7)	(3.1)
Net flows	(1.7)	(1.6)
Market appreciation (depreciation)	6.9	(3.0)
Ending balance	$67.8	$76.6
Average AUM	$66.5	$80.2
Average AUM of consolidated Affiliates	$64.5	$78.1

Global / non-U.S. equity
Beginning balance	$106.8	$126.2
Gross inflows	5.1	4.8
Gross outflows	(4.5)	(4.7)
Net flows	0.6	0.1
Market appreciation	10.2	—
Ending balance	$117.6	$126.3
Average AUM(1)	$114.5	$128.3

Fixed income
Beginning balance	$13.1	$13.5
Gross inflows	0.4	0.9
Gross outflows	(1.2)	(0.2)
Net flows	(0.8)	0.7
Market appreciation (depreciation)	0.6	(0.3)
Ending balance	$12.9	$13.9
Average AUM(1)	$13.0	$13.6

Alternatives
Beginning balance	$23.8	$22.1
Gross inflows	0.4	3.1
Gross outflows	(0.2)	(0.3)
Hard asset disposals	(0.1)	(0.1)
Net flows	0.1	2.7
Market appreciation	0.1	—
Other(2)	—	(1.5)
Ending balance	$24.0	$23.3
Average AUM(1)	$23.9	$22.4

Total
Beginning balance	$206.3	$243.0
Gross inflows	6.9	10.3
Gross outflows	(8.6)	(8.3)
Hard asset disposals	(0.1)	(0.1)
Net flows	(1.8)	1.9
Market appreciation (depreciation)	17.8	(3.3)
Other(2)	—	(1.5)
Ending balance	$222.3	$240.1
Average AUM	$217.9	$244.5
Average AUM of consolidated Affiliates	$215.9	$242.4

Annualized basis points: inflows	34.7	48.9
Annualized basis points: outflows	34.3	37.4
Annualized revenue impact of net flows ($ in millions)	$(5.9)	$19.0

(1)	Average AUM equals average AUM of consolidated Affiliates.

(2)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.
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

iii.	Retail/other, which includes assets managed for mutual funds sponsored by our Affiliates, defined contribution plans and accounts managed for high net worth clients.

The following table summarizes our asset flows by client type for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2019	2018
Sub-advisory
Beginning balance	$61.3	$80.1
Gross inflows	1.3	2.0
Gross outflows	(3.5)	(3.4)
Net flows	(2.2)	(1.4)
Market appreciation (depreciation)	6.2	(2.0)
Ending balance	$65.3	$76.7

Institutional
Beginning balance	$135.1	$151.9
Gross inflows	4.6	7.9
Gross outflows	(4.6)	(4.6)
Hard asset disposals	(0.1)	(0.1)
Net flows	(0.1)	3.2
Market appreciation (depreciation)	10.7	(1.3)
Other(1)	—	(1.5)
Ending balance	$145.7	$152.3

Retail/Other
Beginning balance	$9.9	$11.0
Gross inflows	1.0	0.4
Gross outflows	(0.5)	(0.3)
Net flows	0.5	0.1
Market appreciation	0.9	—
Ending balance	$11.3	$11.1

Total
Beginning balance	$206.3	$243.0
Gross inflows	6.9	10.3
Gross outflows	(8.6)	(8.3)
Hard asset disposals	(0.1)	(0.1)
Net flows	(1.8)	1.9
Market appreciation (depreciation)	17.8	(3.3)
Other(1)	—	(1.5)
Ending balance	$222.3	$240.1

(1)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

It is a strategic objective to increase our percentage of assets under management sourced from non-U.S. clients. Our categorization by client location includes:

i.	U.S.-based clients, where the contracting client is based in the United States, and

ii.	Non-U.S.-based clients, where the contracting client is based outside the United States.
The following table summarizes asset flows by client location for each of the periods indicated:

($ in billions)	Three Months Ended March 31,
	2019	2018
U.S.
Beginning balance	$156.8	$190.1
Gross inflows	3.9	7.9
Gross outflows	(6.0)	(6.8)
Hard asset disposals	(0.1)	(0.1)
Net flows	(2.2)	1.0
Market appreciation (depreciation)	13.5	(3.1)
Other(1)	—	(1.3)
Ending balance	$168.1	$186.7

Non-U.S.
Beginning balance	$49.5	$52.9
Gross inflows	3.0	2.4
Gross outflows	(2.6)	(1.5)
Hard asset disposals	—	—
Net flows	0.4	0.9
Market appreciation (depreciation)	4.3	(0.2)
Other(1)	—	(0.2)
Ending balance	$54.2	$53.4

Total
Beginning balance	$206.3	$243.0
Gross inflows	6.9	10.3
Gross outflows	(8.6)	(8.3)
Hard asset disposals	(0.1)	(0.1)
Net flows	(1.8)	1.9
Market appreciation (depreciation)	17.8	(3.3)
Other(1)	—	(1.5)
Ending balance	$222.3	$240.1

(1)	“Other” in 2018 primarily relates to the decline in billable AUM as a legacy alternative fund transitioned from billing based on committed AUM to net asset value.

At March 31, 2019, our total assets under management were $222.3 billion, an increase of $16.0 billion, or 7.8%, compared to $206.3 billion at December 31, 2018 and a decrease of $(17.8) billion, or (7.4)%, compared to $240.1 billion at March 31, 2018. The change in assets under management during the three months ended March 31, 2019 reflects net market appreciation of $17.8 billion, and net flows of $(1.8) billion, including hard asset disposals of $(0.1) billion. Net client cash flows excluding hard asset disposals for the three months ended March 31, 2019 were $(1.7) billion, compared to $(5.6) billion for the three months ended December 31, 2018 and $2.0 billion for the three months ended March 31, 2018.
For the three months ended March 31, 2019, our net flows were $(1.8) billion compared to $(5.7) billion for the three months ended December 31, 2018 and $1.9 billion for the three months ended March 31, 2018.  The improvement in net flows during the three months ended March 31, 2019 compared to the three months ended December 31, 2018 was driven by higher gross sales and lower redemptions. Hard asset disposals of $(0.1) billion, $(0.1) billion and $(0.1) billion are reflected in the net flows for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively, and represent a liquidation and return of capital for investors in those assets. For the three months ended March 31, 2019, the annualized revenue impact of the net flows was $(5.9) million, as gross inflows of $6.9 billion during the three-month period were into asset classes yielding approximately 35 bps and gross outflows and hard asset disposals in the same period of $(8.7) billion were out of asset classes yielding approximately 34 bps.  This is compared to the annualized revenue impact of net flows of $(12.3) million for the three months ended December 31, 2018 and $19.0 million for the three months ended March 31, 2018.

U.S. GAAP Results of Operations for the Three Months Ended March 31, 2019 and 2018
Our U.S. GAAP results of operations were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in millions, unless otherwise noted)	2019	2018	Increase (Decrease)
U.S. GAAP Statement of Operations
Management fees	$207.5	$245.0	$(37.5)
Performance fees	(2.8)	2.0	(4.8)
Other revenue	1.4	2.5	(1.1)
Consolidated Funds’ revenue	1.1	0.2	0.9
Total revenue	207.2	249.7	(42.5)
Compensation and benefits	101.1	189.2	(88.1)
General and administrative expense	32.5	29.5	3.0
Amortization of acquired intangibles	1.6	1.6	—
Depreciation and amortization	3.8	3.4	0.4
Consolidated Funds’ expense	0.2	0.4	(0.2)
Total expenses	139.2	224.1	(84.9)
Operating income	68.0	25.6	42.4
Investment income	7.0	66.1	(59.1)
Interest income	1.1	0.5	0.6
Interest expense	(7.0)	(6.3)	(0.7)
Net consolidated Funds’ investment gains (losses)	13.6	(2.4)	16.0
Income from continuing operations before taxes	82.7	83.5	(0.8)
Income tax expense	21.6	28.7	(7.1)
Income from continuing operations	61.1	54.8	6.3
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—
Net income	61.1	54.8	6.3
Net income (loss) attributable to non-controlling interests in consolidated Funds	8.4	(2.5)	10.9
Net income attributable to controlling interests	$52.7	$57.3	$(4.6)

Basic earnings per share ($)	$0.54	$0.52	$0.02
Diluted earnings per share ($)	0.54	0.52	0.02
Weighted average basic ordinary shares outstanding	97.6	109.4	(11.8)
Weighted average diluted ordinary shares outstanding	97.8	109.6	(11.8)

U.S. GAAP operating margin(1)	32.8%	10.3%

(1) The U.S. GAAP operating margin equals operating income from continuing operations divided by total revenue.

The following table reconciles our net income attributable to controlling interests to our pre-tax income from continuing operations attributable to controlling interests:

($ in millions)	Three Months Ended March 31,
U.S. GAAP Statement of Operations	2019	2018
Net income attributable to controlling interests	$52.7	$57.3
Exclude: (Gain) loss on disposal of discontinued operations, net of tax	—	—
Net income from continuing operations attributable to controlling interests	52.7	57.3
Add: Income tax expense (benefit)	21.6	28.7
Pre-tax income from continuing operations attributable to controlling interests	$74.3	$86.0
U.S. GAAP Revenues
Our U.S. GAAP revenues principally consist of:

i.	management fees earned based on our overall weighted average fee rate charged to our clients and the level of assets under management;

ii.	performance fees earned or management fee adjustments when our Affiliates’ investment performance over agreed time periods for certain clients has differed from pre-determined hurdles;

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
Excluding assets managed by our equity-accounted Affiliates, average basis points earned on average assets under management were 39.0 bps for the three months ended March 31, 2019, respectively, and 41.0 bps for the three months ended March 31, 2018, respectively. The greatest driver of increases or decreases in this average fee rate is changes in the mix of our assets under management caused by net inflows or outflows in certain asset classes, net catch-up fees, or disproportionate market movements.

Our average basis points by asset class (including only consolidated Affiliates that are included in management fee revenue, unless indicated) over each of the periods indicated were:

($ in millions, except AUM data in billions)	Three Months Ended March 31,
	2019		2018
	Revenue	Basis Pts	Revenue	Basis Pts
U.S. equity	$40.4	25	$47.6	25
Global / non-U.S. equity	116.9	41	128.6	41
Fixed income	6.4	20	6.8	20
Alternatives	43.8	75	62.0	112
U.S. GAAP management fee revenue & weighted average fee rate on average AUM of consolidated Affiliates(1)	$207.5	39.0	$245.0	41.0
Average AUM excluding equity-accounted Affiliates	$215.9		$242.4
Average AUM including equity-accounted Affiliates & weighted average fee rate	$217.9	39.2	$244.5	41.1

(1)	Amounts shown are equivalent to ENI management fee revenue. (See “ENI Revenues”)
Three months ended March 31, 2019 compared to three months ended March 31, 2018: Management fees decreased $(37.5) million, or (15.3)%, from $245.0 million for the three months ended March 31, 2018 to $207.5 million for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in both average assets under management excluding equity-accounted Affiliates and our weighted-average fee rate in the three months ended March 31, 2019. Management fee revenue fell (29.4)% for alternative products and (9.1)% for global / non-U.S. equity, while falling (15.1)% for U.S. equity and (5.9)% for fixed income products. The decrease in alternative product management fee revenue was caused by alternative net catch-up fees earned in Q1 2018 that did not repeat in Q1 2019. Average assets under management excluding equity-accounted Affiliates decreased (10.9)%, from $242.4 billion for the three months ended March 31, 2018 to $215.9 billion for the three months ended March 31, 2019.
Excluding equity-accounted Affiliates, the weighted average fee rate earned on our average assets under management was 39.0 basis points for the three months ended March 31, 2019 and 41.0 basis points for the three months ended March 31, 2018. The decrease was primarily driven by the impact of net catch-up fees for alternative products. Compared to the three months ended March 31, 2018, the combined share of higher fee global / non-U.S. equity and alternative assets, excluding equity-accounted Affiliates, increased by approximately 2%, to 64% of average assets, while the mix of U.S. equity and fixed income decreased approximately (2)% to 36% of average assets.

Performance Fees
Approximately $47.2 billion, or 21% of our AUM in consolidated Affiliates, are in accounts with incentive fee or carried interest features, where we participate in such a fee.

We recognized $(2.8) million in performance fees in the three months ended March 31, 2019. Gross performance fees earned, excluding performance fees at equity-accounted Affiliates, were (1.4)% of total fees for the three months ended March 31, 2019 and 0.8% of total fees for the three months ended March 31, 2018. Performance fees are typically shared with our Affiliate key employees through various contractual compensation and profit-sharing arrangements, as illustrated in the following table:

	Three Months Ended March 31,

($ in millions)	2019	2018
Gross performance fees	$(2.8)	$2.0
Net performance fees(1)	(2.7)	1.2
Percentage of performance fees accruing to BSIG(2)	96.4%	60.0%
Gross performance fees as a percentage of total fees(3)	(1.4)%	0.8%

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

(3)
Total fees, comprised of management fees and performance fees, excluding the effect of consolidated Funds, were $204.7 million for the three months ended March 31, 2019, and $247.0 million for the three months ended March 31, 2018.

Three months ended March 31, 2019 compared to three months ended March 31, 2018: Performance fees decreased $(4.8) million, from $2.0 million for the three months ended March 31, 2018 to $(2.8) million for the three months ended March 31, 2019.  Performance fees can be variable and are contractually triggered based on investment performance results over agreed upon time periods.
The liquidation of an alternative product may result in the recognition of a performance fee. With respect to liquidations likely to occur in the near term, we do not expect to receive any net performance fees that would be material to our operating results. These projections are based on market conditions and investment performance as of March 31, 2019.
Other Revenue
Three months ended March 31, 2019 compared to three months ended March 31, 2018: Other revenue decreased $(1.1) million, from $2.5 million for the three months ended March 31, 2018 to $1.4 million for the three months ended March 31, 2019. The decrease for the three months ended March 31, 2019 was primarily attributable to a decrease in certain Fund expenses paid by our Affiliates and subsequently reimbursed by the Fund.

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
Compensation and Benefits Expense
Our most significant category of expense is compensation and benefits awarded to our and our Affiliates’ employees. The following table presents the components of U.S. GAAP compensation expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in millions)	2019	2018
Fixed compensation and benefits(1)	$50.8	$49.2
Sales-based compensation(2)	2.7	4.9
Variable compensation(3)	52.7	63.9
Affiliate key employee distributions(4)	13.4	23.7
Non-cash Affiliate key employee equity revaluations(5)	(20.1)	29.9
Acquisition-related consideration and pre-acquisition employee equity(6)	1.6	17.6
Total U.S. GAAP compensation and benefits expense	$101.1	$189.2

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. For the three months ended March 31, 2019 and 2018, $49.7 million and $46.9 million, respectively, of fixed compensation and benefits (of the $50.8 million and $49.2 million above) is included within economic net income, which excludes Fund expenses initially paid by our Affiliates on the Fund’s behalf and subsequently reimbursed.

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

	Three Months Ended March 31,
($ in millions)	2019	2018
Cash variable compensation	$46.8	$59.7
Non-cash equity-based award amortization	5.9	4.2
Total variable compensation(a)	$52.7	$63.9

(a)
For the three months ended March 31, 2019, $48.7 million of variable compensation expense (of the $52.7 million) is included within economic net income, which excludes the variable compensation associated with restructuring at the Center.

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
Three months ended March 31, 2019 compared to three months ended March 31, 2018: Compensation and benefits expense decreased $(88.1) million, or (46.6)%, from $189.2 million for the three months ended March 31, 2018 to $101.1 million for the three months ended March 31, 2019. Fixed compensation and benefits increased $1.6 million, or 3.3%, from $49.2 million for the three months ended March 31, 2018 to $50.8 million for the three months ended March 31, 2019, primarily reflecting annual cost of living increases and the cost of new hires supporting the Company’s growth initiatives. Variable compensation decreased $(11.2) million, or (17.5)%, from $63.9 million for the three months ended March 31, 2018 to $52.7 million for the three months ended March 31, 2019. The decrease was attributable to lower pre-variable compensation earnings, which in turn was primarily attributable to decreases in management fee revenue. Sales-based compensation decreased $(2.2) million, or (44.9)%, from $4.9 million for the three months ended March 31, 2018 to $2.7 million for the three months ended March 31, 2019. The structure of sales-based compensation allows for variability in this expense due to the timing of asset inflows which trigger sales-based compensation in both current and prior periods. Affiliate key employee distributions decreased $(10.3) million, or (43.5)%, from $23.7 million for the three months ended March 31, 2018 to $13.4 million for the three months ended March 31, 2019 primarily as a result of lower earnings before Affiliate key employee distributions at the consolidated Affiliates, including net catch-up fees, and the levered structure of distributions at certain Affiliates. Revaluations of Affiliate equity decreased by $(50.0) million, reflecting the elimination of the accrual for the Landmark contingent consideration arrangement that was included in the 2018 results, as well as the lower revaluations of key employee ownership interests at our consolidated Affiliates in 2019. Acquisition-related consideration and pre-acquisition equity decreased $(16.0) million, or (90.9)% from $17.6 million for the three months ended March 31, 2018 to $1.6 million for the three months ended March 31, 2019. This decrease was driven by the amortization of the contingent consideration arrangement at Landmark that was included in the 2018 results. This was recorded as compensation under U.S. GAAP due to certain service requirements associated with the arrangement, and was fully accrued for as of December 31, 2018.
General and Administrative Expense
Three months ended March 31, 2019 compared to three months ended March 31, 2018: General and administrative expense increased $3.0 million, or 10.2%, from $29.5 million for the three months ended March 31, 2018 to $32.5 million for the three months ended March 31, 2019, driven by new initiatives, additional systems costs and the overall growth of the business.
Amortization of Acquired Intangibles Expense
Three months ended March 31, 2019 compared to three months ended March 31, 2018: Amortization of acquired intangibles expense was unchanged, at $1.6 million for the three months ended March 31, 2018 and $1.6 million for the three months ended March 31, 2019. This account primarily reflects the amortization of intangible assets acquired in the Landmark transaction.
Depreciation and Amortization Expense
Three months ended March 31, 2019 compared to three months ended March 31, 2018: Depreciation and amortization expense increased $0.4 million, or 11.8%, from $3.4 million for the three months ended March 31, 2018 to $3.8 million for the three months ended March 31, 2019. The increase was primarily due to additional software and technology investments in the business.

U.S. GAAP Other Non-Operating Items of Income and Expense
Other non-operating items of income and expense consist of:

i.	investment income;

ii.	interest income; and

iii.	interest expense.
Investment Income
Three months ended March 31, 2019 compared to three months ended March 31, 2018: Investment income decreased $(59.1) million or (89.4)%, from $66.1 million for the three months ended March 31, 2018 to $7.0 million for the three months ended March 31, 2019. Included in the balance in the three months ended March 31, 2018 is $65.7 million representing our gain on the sale of our investment in Heitman that was not repeated in 2019.
Interest Income

Three months ended March 31, 2019 compared to three months ended March 31, 2018: Interest income increased $0.6 million, from $0.5 million for the three months ended March 31, 2018 to $1.1 million for the three months ended March 31, 2019. The increase was due to higher average cash balances and increases in short-term investment returns in the current year.
Interest Expense
Three months ended March 31, 2019 compared to three months ended March 31, 2018: Interest expense increased $0.7 million, or 11.1%, from $6.3 million for the three months ended March 31, 2018 to $7.0 million for the three months ended March 31, 2019, primarily reflecting the utilization of our Revolving Credit Facility in February 2019.
U.S. GAAP Income Tax Expense
Our effective tax rate has been impacted by changes in liabilities for uncertain tax positions, tax effects of stock based compensation, limitations on executive compensation, the mix of income earned in the United States versus lower-taxed foreign jurisdictions and benefits from intercompany financing arrangements. Our effective tax rate could be impacted in the future by these items as well as further changes in tax laws and regulations in jurisdictions in which we operate.
Three months ended March 31, 2019 compared to three months ended March 31, 2018: Income tax expense decreased $(7.1) million, from $28.7 million for the three months ended March 31, 2018 to $21.6 million for the three months ended March 31, 2019. The decrease in income tax expense relates to lower income from continuing operations before tax attributable to controlling interests in the first three months ended March 31, 2019 compared to the three months ended March 31, 2018 and the tax impact of the sale of Heitman LLC reflected in the three months ended March 31, 2018. The effective tax rate decreased to 29.1% for the three months ended March 31, 2019 from 33.4% for the three months ended March 31, 2018. The decrease in the effective tax rate is primarily due to the impact of the Heitman sale reflected in the three months ended March 31, 2018 results.

U.S. GAAP Consolidated Funds
Three months ended March 31, 2019 compared to three months ended March 31, 2018: Consolidated Funds’ revenue increased $0.9 million, from $0.2 million for the three months ended March 31, 2018 to $1.1 million for the three months ended March 31, 2019. Consolidated Funds’ expense decreased $(0.2) million, from $0.4 million for the three months ended March 31, 2018 to $0.2 million for the three months ended March 31, 2019. Consolidated Funds’ investment gain increased $16.0 million from $(2.4) million for the three months ended March 31, 2018 to $13.6 million for the three months ended March 31, 2019. The net income or loss of all consolidated Funds, excluding any income or loss attributable to seed capital or co-investments we make in the Funds, is included in non-controlling interests in our Condensed Consolidated Financial Statements and is not included in net income attributable to controlling interests or in management fees.

Key U.S. GAAP Operating Metrics
The following table shows our key U.S. GAAP operating metrics for the three months ended March 31, 2019 and 2018. The second, third and fourth metrics below have each been adjusted to eliminate the effect of consolidated Funds to more accurately reflect the economics of our Company.

	Three Months Ended March 31,
($ in millions)	2019	2018
Numerator: Operating income	$68.0	$25.6
Denominator: Total revenue	$207.2	$249.7
U.S. GAAP operating margin(1)	32.8%	10.3%

Numerator: Total operating expenses(2)	$139.0	$223.7
Denominator: Management fee revenue	$207.5	$245.0
U.S. GAAP operating expense / management fee revenue(3)	67.0%	91.3%

Numerator: Variable compensation	$52.7	$63.9
Denominator: Operating income before variable compensation and Affiliate key employee distributions(2)(4)(5)	$133.2	$113.4
U.S. GAAP variable compensation ratio(3)	39.6%	56.3%

Numerator: Affiliate key employee distributions	$13.4	$23.7
Denominator: Operating income before Affiliate key employee distributions(2)(4)(5)	$80.5	$49.5
U.S. GAAP Affiliate key employee distributions ratio(3)	16.6%	47.9%

(1)
Excluding the effect of Funds consolidation in the applicable periods, the U.S. GAAP operating margin is 32.6% for the three months ended March 31, 2019 and 10.3% for the three months ended March 31, 2018.

(2)	Excludes consolidated Funds expense of $0.2 million for the three months ended March 31, 2019 and $0.4 million for the three months ended March 31, 2018.

(3)	Excludes the effect of Funds consolidation for the three months ended March 31, 2019 and 2018.

(4)	Excludes consolidated Funds revenue of $1.1 million for the three months ended March 31, 2019 and $0.2 million for the three months ended March 31, 2018.

(5)
The following table identifies the components of operating income before variable compensation and Affiliate key employee distributions, as well as operating income before Affiliate key employee distributions:

	Three Months Ended March 31,
($ in millions)	2019	2018
Operating income	$68.0	$25.6
Affiliate key employee distributions	13.4	23.7
Operating (income) loss of consolidated Funds	(0.9)	0.2
Operating income before Affiliate key employee distributions	80.5	49.5
Variable compensation	52.7	63.9
Operating income before variable compensation and Affiliate key employee distributions	$133.2	$113.4
Effects of Inflation
For the three months ended March 31, 2019 and 2018, inflation did not have a material effect on our consolidated results of operations.
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

Reconciliation of U.S. GAAP Net Income to Economic Net Income for the Three Months Ended March 31, 2019 and 2018
The following table reconciles net income attributable to controlling interests to economic net income for the three months ended March 31, 2019 and 2018:

		Three Months Ended March 31,
($ in millions)		2019	2018
U.S. GAAP net income attributable to controlling interests		$52.7	$57.3
Adjustments to reflect the economic earnings of the Company:
i.	Non-cash key employee-owned equity and profit interest revaluations(1)	(20.1)	29.9
ii.	Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity(1)	3.2	19.2
iii.	Capital transaction costs	—	—
iv.	Seed/Co-investment (gains) losses and financings(2)	(10.2)	1.8
v.	Tax benefit of goodwill and acquired intangibles deductions	2.3	1.5
vi.	Discontinued operations and restructuring(3)	4.3	(65.6)
vii.	ENI tax normalization	0.8	6.8
Tax effect of above adjustments, as applicable(4)		6.2	4.0
Economic net income		$39.2	$54.9

(1)	The table below summarizes the Landmark-related components included in items (i) and (ii) of the above reconciliation:

	Three Months Ended March 31,
($ in millions)	2019	2018
Landmark contingent consideration	$—	$34.7
Landmark pre-acquisition employee equity	(7.4)	12.3
Landmark-related total	(7.4)	47.0
Other Affiliate equity and amortization of intangible assets	(9.5)	2.1
Total	$(16.9)	$49.1

(2)	The net return on seed/co-investment (gains) losses and financings for the three months ended March 31, 2019 and 2018 is shown in the following table:

	Three Months Ended March 31,
($ in millions)	2019	2018
Seed/Co-investment (gains) losses	$(12.5)	$0.2
Financing costs:
Seed/Co-investment average balance	149.4	108.5
Blended interest rate*	6.2%	5.8%
Financing costs	2.3	1.6
Net seed/co-investment (gains) losses and financing	$(10.2)	$1.8

* The blended rate is based first on the interest rate paid on the Company’s non-recourse seed capital facility up to the average amount drawn, and thereafter on the weighted average rate of the long-term debt.

(3)
The three months ended March 31, 2019 includes restructuring costs at the Center of $4.0 million and costs associated with the planned redomicile to the U.S. of $0.3 million. The three months ended March 31, 2018 includes the gain on sale of Heitman of $65.7 million.

(4)	Reflects the sum of lines i., ii., iii., iv. and the restructuring component of line vi. multiplied by the 27.3% U.S. statutory tax rate (including state tax).
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
ENI Revenues
The following table reconciles U.S. GAAP revenue to ENI revenue for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in millions)	2019	2018
U.S. GAAP revenue	$207.2	$249.7
Include investment return on equity-accounted Affiliates	0.6	0.6
Exclude revenue from consolidated Funds attributable to non-controlling interests	(1.1)	(0.2)
Exclude Fund expenses reimbursed by customers	(1.0)	(2.3)
ENI revenue	$205.7	$247.8

The following table identifies the components of ENI revenue:

	Three Months Ended March 31,
($ in millions)	2019	2018
Management fees(1)	$207.5	$245.0
Performance fees(2)	(2.8)	2.0
Other income, including equity-accounted Affiliates(3)	1.0	0.8
ENI revenue	$205.7	$247.8

(1)	ENI management fees correspond to U.S. GAAP management fees.

(2)	ENI performance fees correspond to U.S. GAAP performance fees.

(3)
ENI other income is comprised primarily of other revenue under U.S. GAAP, plus our earnings from equity-accounted Affiliates of $0.6 million for the three months ended March 31, 2019 and $0.6 million for the three months ended March 31, 2018. As further described in “—Non-GAAP Supplemental Performance Measure—Economic Net Income,” ENI other income also excludes certain Fund expenses initially paid by our Affiliates on the Funds’ behalf and subsequently reimbursed.

	Three Months Ended March 31,
($ in millions)	2019	2018
U.S. GAAP other revenue	$1.4	$2.5
Earnings from equity-accounted Affiliates	0.6	0.6
Exclude Fund expenses reimbursed by customers	(1.0)	(2.3)
ENI other income	$1.0	$0.8

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
The following table reconciles U.S. GAAP operating expense to ENI operating expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
($ in millions)	2019	2018
U.S. GAAP operating expense	$139.2	$224.1
Less: items excluded from economic net income
Acquisition-related consideration and pre-acquisition employee equity	(1.6)	(17.6)
Non-cash key employee equity and profit interest revaluations	20.1	(29.9)
Amortization of acquired intangible assets	(1.6)	(1.6)
Restructuring costs(1)	(4.3)	(0.1)
Fund expenses reimbursed by customers	(1.0)	(2.3)
Funds’ operating expense	(0.2)	(0.4)
Less: items segregated out of U.S. GAAP operating expense
Variable compensation	(48.7)	(63.9)
Affiliate key employee distributions	(13.4)	(23.7)
ENI operating expense	$88.5	$84.6

(1)	Included in restructuring for the three months ended March 31, 2019 are restructuring costs at the Center of $4.0 million and costs associated with our planned redomicile to the U.S. of $0.3 million.

The following table identifies the components of ENI operating expense:

	Three Months Ended March 31,
($ in millions)	2019	2018
Fixed compensation & benefits(1)	$49.7	$46.9
General and administrative expenses(2)	35.0	34.3
Depreciation and amortization	3.8	3.4
ENI operating expense	$88.5	$84.6

(1)
Fixed compensation and benefits include base salaries, payroll taxes and the cost of benefit programs provided. The following table reconciles U.S. GAAP compensation and benefits expense for the three months ended March 31, 2019 and 2018 to ENI fixed compensation and benefits expense:

	Three Months Ended March 31,
($ in millions)	2019	2018
Total U.S. GAAP compensation and benefits expense	$101.1	$189.2
Acquisition-related consideration and pre-acquisition employee equity	(1.6)	(17.6)
Non-cash key employee equity and profit interest revaluations excluded from ENI	20.1	(29.9)
Sales-based compensation reclassified to ENI general & administrative expenses	(2.7)	(4.9)
Affiliate key employee distributions	(13.4)	(23.7)
Compensation related to restructuring expenses(a)	(4.0)	—
Variable compensation	(48.7)	(63.9)
Fund expenses reimbursed by customers	(1.1)	(2.3)
ENI fixed compensation and benefits	$49.7	$46.9

(a)	Reflects $4.0 million related to restructuring at the Center for the three months ended March 31, 2019.

(2)	The following table reconciles U.S. GAAP general and administrative expense to ENI general and administrative expense:

	Three Months Ended March 31,
($ in millions)	2019	2018
U.S. GAAP general and administrative expense	$32.5	$29.5
Sales-based compensation	2.7	4.9
Restructuring costs	(0.2)	(0.1)
ENI general and administrative expense	$35.0	$34.3
Key Non-GAAP Operating Metrics
The following table shows our key non-GAAP operating metrics for the three months ended March 31, 2019 and 2018. We present these metrics because they are the measures our management uses to evaluate the profitability of our business and are useful to investors because they represent the key drivers and measures of economic performance within our business model. Please see the footnotes below for an explanation of each ratio, its usefulness in measuring the economics and operating performance of our business, and a reference to the most closely related U.S. GAAP measure:

	Three Months Ended March 31,
($ in millions)	2019	2018
Numerator: ENI operating earnings(1)	$68.5	$99.3
Denominator: ENI revenue	$205.7	$247.8
ENI operating margin(2)	33.3%	40.1%

Numerator: ENI operating expense	$88.5	$84.6
Denominator: ENI management fee revenue(3)	$207.5	$245.0
ENI operating expense ratio(4)	42.7%	34.5%

Numerator: ENI variable compensation	$48.7	$63.9
Denominator: ENI earnings before variable compensation(1)(5)	$117.2	$163.2
ENI variable compensation ratio(6)	41.6%	39.2%

Numerator: Affiliate key employee distributions	$13.4	$23.7
Denominator: ENI operating earnings(1)	$68.5	$99.3
ENI Affiliate key employee distributions ratio(7)	19.6%	23.9%

(1)
ENI operating earnings represents ENI earnings before Affiliate key employee distributions and is calculated as ENI revenue, less ENI operating expense, less ENI variable compensation. It differs from economic net income because it does not include the effects of Affiliate key employee distributions, net interest expense or income tax expense.

The following table reconciles U.S. GAAP operating income to ENI operating earnings:

	Three Months Ended March 31,
($ in millions)	2019	2018
U.S. GAAP operating income	$68.0	$25.6
Include earnings from equity-accounted Affiliates	0.6	0.6
Exclude the impact of:
Affiliate key employee-owned equity and profit interest revaluations	(20.1)	29.9
Amortization of acquired intangible assets, acquisition-related consideration and pre-acquisition employee equity	3.2	19.2
Capital transaction costs	—	—
Restructuring costs(a)	4.3	0.1
Other	—	—
Affiliate key employee distributions	13.4	23.7
Variable compensation	48.7	63.9
Funds’ operating (income) loss	(0.9)	0.2
ENI earnings before variable compensation	117.2	163.2
Less: ENI variable compensation	(48.7)	(63.9)
ENI operating earnings	68.5	99.3
Less: ENI Affiliate key employee distributions	(13.4)	(23.7)
ENI earnings after Affiliate key employee distributions	$55.1	$75.6

(a)	Included in restructuring for the three months ended March 31, 2019 are restructuring costs at the Center of $4.0 million and costs associated with our planned redomicile to the U.S. of $0.3 million.

(2)
The ENI operating margin, which is calculated before Affiliate key employee distributions, is used by management and is useful to investors to evaluate the overall operating margin of the business without regard to our various ownership levels at each of the Affiliates. The ENI operating margin is most comparable to our U.S. GAAP operating margin. Our U.S. GAAP operating margin, excluding the effect of consolidated Funds, is 32.6% for the three months ended March 31, 2019 and 10.3% for the three months ended March 31, 2018.

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

Tax on Economic Net Income
The following table reconciles the United States statutory tax to tax on economic net income:

	Three Months Ended March 31,
($ in millions)	2019	2018
Pre-tax economic net income(1)	$51.6	$71.4
Intercompany interest expense deductible for U.S. tax purposes	(16.8)	(19.3)
Taxable economic net income	34.8	52.1
Taxes at the U.S. federal and state statutory rates(2)	(9.5)	(14.2)
Other reconciling tax adjustments	(2.9)	(2.3)
Tax on economic net income	(12.4)	(16.5)
Add back intercompany interest expense previously excluded	16.8	19.3
Economic net income	$39.2	$54.9
Economic net income effective tax rate(3)	24.0%	23.1%

(1)	Includes interest income and third party ENI interest expense, as shown in the following table:

	Three Months Ended March 31,
($ in millions)	2019	2018
U.S. GAAP interest income	$1.1	$0.5
U.S. GAAP interest expense	(7.0)	(6.3)
U.S. GAAP net interest expense	(5.9)	(5.8)
Other ENI interest expense exclusions(a)	2.4	1.6
ENI net interest income (expense)	(3.5)	(4.2)
ENI earnings after Affiliate key employee distributions(b)	55.1	75.6
Pre-tax economic net income	$51.6	$71.4

(a)	Other ENI interest expense exclusions represent cost of financing on seed capital and co-investments.

(b)
ENI earnings after Affiliate key employee distributions is calculated as ENI operating income (ENI revenue, less ENI operating expense, less ENI variable compensation), less Affiliate key employee distributions. Refer to “—Key Non-GAAP Operating Metrics” for a reconciliation from U.S. GAAP operating income (loss) to ENI earnings after Affiliate key employee distributions.

(2)	Taxed at U.S. Federal and State statutory rate of 27.3%.

(3)	The economic net income effective tax rate is calculated by dividing the tax on economic net income by pre-tax economic net income.

Capital Resources and Liquidity
Cash Flows
The following table summarizes certain key financial data relating to cash flows. All amounts presented exclude consolidated Funds:

	Three Months Ended March 31,
($ in millions)	2019	2018
Cash provided by (used in)(1)(2)
Operating activities	$(299.5)	$(34.8)
Investing activities	(4.4)	76.3
Financing activities	36.6	(50.6)

(1)	Excludes consolidated Funds.

(2)	Cash flow data shown only includes cash flows from continuing operations.
Comparison for the three months ended March 31, 2019 and 2018
Net cash used in operating activities of continuing operations increased $264.7 million, from net cash used of $34.8 million for the three months ended March 31, 2018 to net cash used of $299.5 million for the three months ended March 31, 2019, driven by a decrease in operating liabilities as the Landmark earnout was settled in the three months ended March 31, 2019. Net cash used in investing activities of continuing operations decreased $(80.7) million, from $76.3 million provided in the three months ended March 31, 2018 to $4.4 million used for the three months ended March 31, 2019, driven primarily by the proceeds received from the sale of Heitman in the prior-year quarter. Net cash provided by financing activities of continuing operations increased $87.2 million, from $50.6 million used for the three months ended March 31, 2018 to $36.6 million provided for the three months ended March 31, 2019, primarily due to share repurchases in the three months ended March 31, 2019 compared to 2018, higher third party borrowings, offset by share repurchases.

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
The following table reconciles our U.S. GAAP net income attributable to controlling interests to EBITDA to Adjusted EBITDA to economic net income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
($ in millions)	2019	2018
Net income attributable to controlling interests	$52.7	$57.3
Net interest expense to third parties	5.9	5.8
Income tax expense (including tax expenses related to discontinued operations)	21.6	28.7
Depreciation and amortization (including intangible assets)	5.4	5.0
EBITDA	$85.6	$96.8
Non-cash compensation costs associated with revaluation of Affiliate key employee-owned equity and profit interests	(20.1)	29.9
Amortization of acquisition-related consideration and pre-acquisition employee equity	1.6	17.6
EBITDA of discontinued operations	—	—
(Gain) loss on seed and co-investments	(12.5)	0.2
Restructuring(1)	4.3	(65.6)
Other	—	0.1
Adjusted EBITDA	$58.9	$79.0
ENI net interest expense to third parties	(3.5)	(4.2)
Depreciation and amortization	(3.8)	(3.4)
Tax on economic net income	(12.4)	(16.5)
Economic net income	$39.2	$54.9

(1)
The three months ended March 31, 2019 includes restructuring costs at the Center of $4.0 million and costs associated with our planned redomicile to the U.S. of $0.3 million. The three months ended March 31, 2019 includes the gain on sale of Heitman of $65.7 million.

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

Future Capital Needs
We believe that our available cash and cash equivalents to be generated from operations, supplemented by short-term and long-term financing, as necessary, will be sufficient to fund current operations and capital requirements for at least the next twelve months, as well as our day-to-day operations and future investment requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, our relative levels of debt and equity and the overall condition of the credit markets.
Borrowings and Long-Term Debt
The following table summarizes our financing arrangements as of the dates indicated:

($ in millions)	3/31/2019	12/31/2018	Interest rate	Maturity
Borrowings and long-term debt of BSIG, net of issuance costs
Third party obligations:
Revolving credit facility	$235.0	$—	LIBOR + 1.50% plus 0.25% commitment fee	October 15, 2019
Non-recourse seed capital facility	—	—	LIBOR + 1.55% plus 0.95% commitment fee	January 17, 2020
Long-term bonds:
4.80% Senior Notes Due 2026	272.2	272.2	4.80%	July 27, 2026
5.125% Senior Notes Due 2031	121.2	121.1	5.125%	August 1, 2031
Total borrowings and long-term debt	$628.4	$393.3
Revolving Credit Facility
On October 15, 2014, we entered into a revolving credit facility with Citibank, as administrative agent and issuing bank, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners (as amended, or the “Credit Facility”). Pursuant to the terms of the Credit Facility, we may obtain loans on a revolving credit basis and procure the issuance of letters of credit in an aggregate amount at any time outstanding not in excess of $350 million.  The Credit Facility has a maturity date of October 15, 2019. We intend to extend the Credit Facility beyond the maturity date. Borrowings under the facility bear interest, at our option, at either the per annum rate equal to (a) the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5% and (iii) the one month Adjusted LIBO Rate plus 1.0%, plus, in each case an additional amount based on our credit rating or (b) the London interbank offered rate for a period, at our election, equal to one, two, three or six months plus an additional amount ranging from 1.25% to 2.00%, with such additional amount based on our credit rating. In addition, we are charged a commitment fee based on the average daily unused portion of the revolving credit facility at a per annum rate ranging from 0.20% to 0.50%, with such amount being based on our credit rating.
Under the Credit Facility, the ratio of third-party borrowings to trailing twelve months Adjusted EBITDA cannot exceed 3.0x, and the interest coverage ratio must not be less than 4.0x.  At March 31, 2019, our ratio of third-party borrowings to trailing twelve months Adjusted EBITDA was 2.3x, our ratio of third party borrowings net of total cash and cash equivalents to trailing twelve months Adjusted EBITDA was 2.1x, and our interest coverage ratio was 10.6x.
Moody’s Investor Service, Inc. and Standard & Poor’s have each assigned an investment-grade rating to our senior, unsecured long-term indebtedness. As a result of the assignment of the credit ratings, our interest rate on outstanding borrowings was set at LIBOR + 1.50% and the commitment fee on the unused portion of the revolving credit facility was set at 0.25%.

Non-recourse seed capital facility
In July 2017, the Company entered into a non-recourse seed capital facility collateralized by its seed capital holdings and can borrow up to $65.0 million, so long as the borrowing does not represent more than 50% of the value of the permitted seed capital collateral. At March 31, 2019, amounts outstanding under this non-recourse seed capital facility amounted to $0.0 million. Since this facility is non-recourse to us beyond the seed investments themselves, drawdowns under this facility are excluded from our third party debt levels for purposes of calculating our credit ratio covenants under the Credit Facility.
As of March 31, 2019, we were in compliance with the required covenants related to borrowings and debt facilities.

Critical Accounting Policies and Estimates
There have been no significant changes to the critical accounting policies disclosed in our most recent Form 10-K for the year ended December 31, 2018. Critical accounting policies are those that require management’s most difficult, subjective or complex judgments and would therefore be deemed the most critical to an understanding of our results of operations and financial condition.
Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of the accompanying Condensed Consolidated Financial Statements.
Forward Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is used in the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings, anticipated changes in our business, anticipated future performance of our business, the impact of the redomiciliation transaction, anticipated future investment performance of our Affiliates, our expected future net cash flows, our anticipated expense levels, changes in expense, the expected effects of acquisitions and expectations regarding market conditions. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “can be,” “may be,” “aim to,” “may affect,” “may depend,” “intends,” “expects,” “believes,” “estimate,” “project,” and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of us is not a guarantee of future performance.
Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed above and elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2019. Due to such risks and uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligations to update any forward looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
Our model for assessing the impact of market risk on our results uses March 31, 2019 ending AUM and management fee rates as the basis for management fee revenue calculations. With respect to performance fee revenue, we assume that relative investment performance is the same as in the past four quarters ended March 31, 2019. Therefore, market-driven changes in performance fees, which are typically based on relative performance versus market indices, reflect changes in the underlying AUM used in the calculation rather than differences in relative performance as a result of a changed market environment. The basis for the analysis is performance fees earned for the twelve months ended March 31, 2019.
Our profit sharing economic structure results in a sharing of market risk between us and our employees. Approximately 50% of our ENI cost structure is variable, representing variable compensation and key employee distributions for the Affiliates. These variable expenses generally are linked in a formulaic manner to the profitability of the business after covering operating expenses, which include base compensation and benefits, general and administrative expenses, and depreciation and amortization. In modeling the impact of market risk, we assume that these operating expenses remain unchanged, but the resulting impact on profit driven by increases or decreases in revenue will change variable compensation and Affiliate key employee distributions in line with their formulaic calculations. Any change in pre-tax profit is tax-affected at our statutory combined state and federal rate of approximately 27% to calculate profit after tax.
The value of our assets under management was $222.3 billion as of March 31, 2019. A 10% increase or decrease in the value of our assets under management, if proportionally distributed over all of our investment strategies, asset classes and client relationships, would cause an annualized increase or decrease in our gross management fee revenues of approximately $87.0 million based on our current weighted average fee rate of approximately 39 basis points, including equity-accounted Affiliates. Approximately $48.0 billion, or 22%, of our AUM, including equity-accounted Affiliates, are in accounts subject to performance fees. Of these assets, approximately 80% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% increase or decrease in AUM would have approximately a $0.5 million impact to our gross performance fees based on our trailing twelve month performance fees of $5.0 million as of March 31, 2019. The combined impact on our management fees and performance fees would have a direct impact on our earnings and result in an annual change of approximately $31.7 million in our post-tax economic net income, given our current cost structure and operating model.
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

•
Our equity markets-based AUM includes U.S. equities (including small cap through large cap securities and substantially value or blended investment styles) and global/non-U.S. equities (including global, non-U.S. and emerging markets securities). A 10% increase or decrease in equity markets would cause our $185.4 billion of equity assets under management to increase or decrease by $18.5 billion, resulting in a change in annualized management fee revenue of $66.4 million and an annual change in post-tax economic net income of approximately $25.3 million, given our current cost structure, operating model, and weighted average equity fee rates of 36 basis points at the mix of strategies as of March 31, 2019. Approximately $37.0 billion, or 20%, of our equity markets-based AUM are in accounts subject to performance fees. Of these assets, approximately 99% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in equity markets would have no material impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Foreign currency AUM includes equity and alternative assets denominated in foreign currencies. A 10% increase or decrease in foreign exchange rates against the U.S. dollar would cause our $95.9 billion of foreign currency denominated AUM to increase or decrease by $9.6 billion, resulting in a change in annualized management fee revenue of $42.5 million and an annual change in post-tax economic net income of $16.4 million, based on weighted average fees earned on our foreign currency denominated AUM of 44 basis points at the mix of strategies as of March 31, 2019. Approximately $12.0 billion, or 12%, of our foreign currency denominated AUM are in accounts subject to performance fees. Of these assets, approximately 90% are in accounts for which performance fees, or management fee adjustments, are calculated based on investment return that differs from the relative benchmark returns. Assuming the market change does not impact our relative performance, a 10% change in foreign currency exchange rates would have an approximate incremental $0.3 million impact from performance fees on our post-tax economic net income, given our current cost structure and operating model.

•
Fixed income AUM includes instruments in government bonds, corporate bonds and other fixed income investments in the United States. A change in interest rates, resulting in a 10% increase or decrease in the value of our total fixed income AUM of $12.9 billion, would cause AUM to rise or fall by approximately $1.3 billion. Based on our fixed income weighted average fee rates of 20 basis points, annualized management fees would change by $2.6 million and post-tax economic net income would change by $1.0 million annually. There are currently no material fixed income assets earning performance fees as of March 31, 2019.

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

Item 4.  Controls and Procedures.
Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at March 31, 2019. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2019, under the heading “Risk Factors.”
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out information regarding purchases of equity securities by the Company for the three months ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs(1) (in millions)
January 1-30, 2019	3,345,600	$11.73	3,345,600	$474.4
February 1-28, 2019	9,984,694	13.81	9,984,694	336.5
March 1-31, 2019	167,784	12.96	167,784	334.3
Total	13,498,078	$13.28	13,498,078

(1)
On February 3, 2016, our Board of Directors authorized a $150.0 million open market share repurchase program, which was approved by shareholders on March 15, 2016. On April 18, 2018, our Board of Directors approved an amendment to the existing repurchase contract, to permit us to repurchase our ordinary shares, from time to time, up to an aggregate limit of $600.0 million of ordinary shares. This amendment was subsequently approved by our shareholders on June 19, 2018. We repurchased 13,498,078 shares under this program during the three months ended March 31, 2019. As of March 31, 2019, $334.3 million remained available to repurchase shares under the February 2016 program. The February 2016 program expires on June 19, 2023.

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

10.6
Registration Rights Agreement, dated October 8, 2014, by and among OM Asset Management plc, Old Mutual plc, and OM Group (UK) Limited, incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K filed on October 20, 2014 (as assigned to HNA Capital (U.S.) Holding LLC and further assigned to Paulson & Co. Inc.)

Exhibit No.	Description
10.7
Shareholder Agreement, dated October 8, 2014, by and between OM Asset Management plc and Old Mutual plc, incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K filed on October 20, 2014 (certain provisions of which were assigned to HNA Capital (U.S.) Holding LLC and further assigned to Paulson & Co. Inc.)

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

10.24	Form of Transition Severance Agreement, incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q, filed on November 9, 2017

10.26	Employment Agreement, dated December 30, 2018, by and between BrightSphere Inc. and GuangYang, incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed on February 28, 2019.

10.27	Employment Agreement, dated January 20, 2019, by and between BrightSphere Inc. and Suren Rana, incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 28, 2019.

10.28	Option Award Agreement, effective December 30, 2018 by and between BrightSphere Investment Group plc and Guang Yang, incorporated by reference to Exhibit 4.1 to the Form S-8, filed on January 2, 2019.

10.29
Option Award Agreement, effective January 22, 2019 by and between BrightSphere Investment Group plc and Suren Rana, incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed on February 28, 2019.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the Notes to Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSphere Investment Group plc

Dated:	May 9, 2019

		By:	/s/ Guang Yang
Guang Yang President, Chief Executive Officer and Executive Chairman (principal executive officer)

/s/ Suren Rana
Suren Rana Chief Financial Officer (principal financial officer)

/s/ Daniel K. Mahoney
Daniel K. Mahoney Senior Vice President and Head of Finance (principal accounting officer)